Form 10-Q
period 2021-03-31
Cricut, Inc.
filed 2021-05-13
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-40257
Cricut, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	87-0282025
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
10855 South River Front Parkway
South Jordan, Utah 84095
(385) 351-0633
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	CRCT	The Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐ No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☐	Smaller reporting company
☒	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2021, the registrant had 16,434,702 shares of Class A Common Stock, and 205,753,791 shares of Class B Common Stock, outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. These forward-looking statements, which are subject to a number of risks, uncertainties and assumptions about us, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project” or “contemplate” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions or projections. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our ability to attract and engage users and attract and expand our relationships with brick-and-mortar and online retail partners and distributors;
•our future results of operations, including trends in revenue, costs, operating expenses and key metrics;
•our ability to compete successfully in competitive markets;
•our expectations and management of future growth;
•our ability to manage our supply chain, manufacturing, distribution and fulfillment, including the ability to forecast demand;
•our ability to enter new markets and manage our expansion efforts, including internationally;
•our ability to attract and retain management, key employees and qualified personnel;
•our ability to effectively and efficiently protect our brand;
•our ability to maintain, protect and enhance our intellectual property and not infringe upon others’ intellectual property;
•our continued use of open source software;
•our estimated Serviceable Addressable Market, or SAM, and Total Addressable Market, or TAM;
•our ability to prevent serious errors, defects or vulnerabilities in our products and software;
•the adequacy of our capital resources to fund operations and growth;
•our anticipated uses of net proceeds from our initial public offering;
•our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both domestically and internationally;
•Petrus’ significant influence over us and our status as a “controlled company” under the rules of the Nasdaq Global Select Market, or the Exchange;
•expectations regarding the impact of the COVID-19 pandemic, the related responses by governments and private industry on our business and financial condition, as well as the financial condition of our brick-and-mortar and online retail partners, online and e-commerce channels and users; and
•the other factors identified under the section titled “Risk Factors” appearing elsewhere in this Quarterly Report on Form 10-Q.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. These statements are only predictions based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. There are important factors that could cause our actual results, events or circumstances to differ materially from the results, events or circumstances expressed or implied by the forward-looking statements, including those factors discussed in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should specifically consider the numerous risks outlined in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q.
Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Cricut, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of March 31, 2021	As of December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$337,472	$122,215
Accounts receivable, net	154,356	162,931
Inventories	301,776	248,745
Prepaid expenses and other current assets	2,225	4,916
Total current assets	795,829	538,807
Property and equipment, net	37,377	33,441
Intangible assets, net	2,090	2,280
Deferred tax assets	3,119	3,119
Other assets	1,772	3,753
Total assets	$840,187	$581,400
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$203,828	$251,658
Accrued expenses and other current liabilities	66,409	71,324
Deferred revenue, current portion	24,551	23,518
Total current liabilities	294,788	346,500
Deferred revenue, net of current portion	3,454	2,758
Other non-current liabilities	3,498	3,217
Total liabilities	301,740	352,475
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2021. No shares issued, authorized or outstanding as of December 31, 2020.	—	—
Common stock, par value $0.001 per share, 1,250,000,000 shares authorized as of March 31, 2021, 221,365,580 shares issued and outstanding as of March 31, 2021; 257,058,262 shares authorized as of December 31, 2020, 208,116,104 shares issued and outstanding as of December 31, 2020	221	208
Additional paid-in capital	672,845	412,741
Accumulated deficit	(134,615)	(184,033)
Accumulated other comprehensive income (loss)	(4)	9
Total stockholders’ equity	538,447	228,925
Total liabilities and stockholders’ equity	$840,187	$581,400
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue:
Connected machines	$141,320	$56,888
Subscriptions	46,139	19,180
Accessories and materials	136,363	67,655
Total revenue	323,822	143,723
Cost of revenue:
Connected machines	119,692	51,577
Subscriptions	4,298	2,841
Accessories and materials	79,562	44,537
Total cost of revenue	203,552	98,955
Gross profit	120,270	44,768
Operating expenses:
Research and development	15,698	9,171
Sales and marketing	27,489	12,447
General and administrative	12,419	5,700
Total operating expenses	55,606	27,318
Income from operations	64,664	17,450
Other expense, net	(29)	(574)
Income before provision for income taxes	64,635	16,876
Provision for income taxes	15,217	3,836
Net income	$49,418	$13,040
Other comprehensive income (loss):
Foreign currency translation adjustment	(13)	98
Comprehensive income	49,405	13,138
Net income	$49,418	$13,040
Earnings per share, basic	$0.24	$0.06
Earnings per share, diluted	$0.24	$0.06
Weighted-average common shares outstanding, basic	207,309,946	208,116,104
Weighted-average common shares outstanding, diluted	208,458,352	208,116,104
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	208,116,104	$208	$412,741	$(184,033)	$9	$228,925
Net income	—	—	—	49,418	—	49,418
Capital contributions	—	—	200	—	—	200
Initial public offering, net of offering costs	13,250,000	13	242,655	—	—	242,668
Repurchase upon Corporate Reorganization	(524)	—	(10)	—	—	(10)
Reclassification of liability awards to equity upon modification	—	—	10,784			10,784
Stock-based compensation	—	—	6,635	—	—	6,635
Compensatory units repurchased	—	—	(160)	—	—	(160)
Other comprehensive loss	—	—	—	—	(13)	(13)
Balance as of March 31, 2021	221,365,580	$221	$672,845	$(134,615)	$(4)	$538,447

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	208,116,104	$208	459,573	(338,611)	(28)	121,142
Net income	—	—	—	13,040	—	13,040
Capital contributions	—	—	1,083	—	—	1,083
Stock-based compensation	—	—	1,379	—	—	1,379
Compensatory units repurchased	—	—	(732)	—	—	(732)
Other comprehensive income	—	—	—	—	98	98
Balance as of March 31, 2020	208,116,104	$208	$461,303	$(325,571)	$70	$136,010
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$49,418	$13,040
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	3,956	3,246
Stock-based compensation	11,685	1,446
Provision for inventory obsolescence	605	2,580
Provision for doubtful accounts	(109)	467
Changes in operating assets and liabilities:
Accounts receivable	8,684	(12,707)
Inventories	(52,939)	31,968
Prepaid expenses and other current assets	2,680	448
Other assets	(30)	38
Accounts payable	(48,317)	(43,289)
Accrued expenses and other current liabilities and other non-current liabilities	675	8,273
Deferred revenue	1,729	927
Net cash and cash equivalents (used in) provided by operating activities	(21,963)	6,437
Cash flows from investing activities:
Acquisitions of property and equipment, including costs capitalized for development of internal use software	(7,839)	(7,753)
Net cash and cash equivalents used in investing activities	(7,839)	(7,753)
Cash flows from financing activities:
Proceeds from capital contributions	200	1,083
Proceeds from issuance of common stock upon initial public offering, net of offering costs	245,082	—
Repurchase of compensatory units	(160)	(732)
Repurchase of common stock upon Corporate Reorganization	(10)	—
Payments on term loan	—	(1,250)
Drawdowns on revolving loan	—	169,426
Payments on revolving loan	—	(131,792)
Payments on capital leases	(14)	(25)
Net cash provided by financing activities	245,098	36,710
Effect of exchange rate on changes on cash and cash equivalents	(39)	83
Net increase in cash and cash equivalents	215,257	35,477
Cash and cash equivalents at beginning of period	122,215	6,653
Cash and cash equivalents at end of period	$337,472	$42,130
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9	$591
Cash paid during the period for income taxes	$789	$—
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$2,085	$1,061
Stock-based compensation capitalized for software development costs	$294	$77
Deferred offering costs in accounts payable and accrued expenses and other current liabilities	$1,096	$—
Reclassification of liability awards to equity upon modification	$10,784	$—
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.Description of Business and Basis of Presentation
Nature of Business
Cricut, Inc. (“Cricut” or the “Company”) is a designer and marketer of a creativity platform that enables users to turn ideas into professional-looking handmade goods. Using the Company’s versatile connected machines, design apps and accessories and materials, users create everything from personalized birthday cards, mugs and T-shirts to large-scale interior decorations. The Company’s connected machines and related accessories and materials and subscription services are primarily marketed under the Cricut brand in the United States, as well as Europe and other countries of the world. Headquartered in South Jordan, Utah, the Company is an innovator in its industry, focused on bringing innovative technology (automation and consumerization of industrial tools) to the craft, DIY and home décor categories. The Company’s condensed consolidated financial statements include the operations of its wholly owned subsidiaries, which are located throughout Europe and in the Asia-Pacific region.
The Company designs, markets and distributes the Cricut family of products, including connected machines, design apps and accessories and materials. In addition, Cricut sells a broad line of images, fonts and projects for purchase à la carte.
On September 2, 2020, Cricut converted from a Utah corporation to a Delaware corporation. In connection with such conversion, each share of Class A common stock, par value $0.01, of the Utah corporation was exchanged for one share of common stock of the Delaware corporation, par value $0.001. On March 11, 2021, the Company filed an Amended and Restated Certificate of Incorporation to effect a 64.2645654-for-1 forward stock split of its outstanding common stock. The par value per share was not adjusted as a result of the forward stock split. All authorized, issued and outstanding shares of common stock, common stock, additional paid in capital and the related per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect the forward stock split and change in par value for all prior periods presented.
The Company organizes its business into the following three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. See Note 13, Segment Information, for further discussion of the Company’s segment reporting structure.
Initial Public Offering and Corporate Reorganization
The Company’s registration statement on Form S-1 related to its initial public offering (“IPO”) was declared effective on March 24, 2021 by the Securities and Exchange Commission (“SEC”), and the Company’s Class A common stock began trading on the Nasdaq Global Select Market on March 25, 2021. On March 29, 2021, the Company closed its IPO, in which the Company sold 13,250,000 shares of Class A common stock and the selling stockholders sold an additional 2,064,903 shares of Class A Common Stock at a price to the public of $20.00 per share. The Company received aggregate net proceeds of $242.7 million after deducting offering costs, underwriting discounts and commissions of $22.3 million. On April 28, 2021, the Company sold an additional 968,815 shares of Class A common stock and the selling stockholders sold an additional 150,984 shares of Class A common stock pursuant to the partial exercise of the underwriters’ option to purchase additional shares which generated net proceeds of $18.1 million after deducting for underwriting discounts and commissions of $1.3 million.
Immediately prior to the IPO, the Company engaged in a series of related Corporate Reorganization transactions as follows:
•Cricut, Inc. filed an amended and restated certificate of incorporation; and
•Cricut Holdings, LLC, or Cricut Holdings, dissolved and liquidated in accordance with the terms and conditions of its then existing limited liability company agreement, pursuant to which the holders of existing units in Cricut Holdings (including holders of purchased units, incentive units, zero strike price incentive units, certain phantom units and options), or the Existing Unitholders, received 100% of the capital stock of Cricut, Inc., its sole asset, at the time of the liquidation with a value implied by the initial public offering price of the shares of Class A common stock to be sold in this offering. Cricut Holdings ceased to exist following this transaction.

In connection with the Corporate Reorganization the outstanding stock based compensation awards issued by Cricut Holdings were modified or settled as described in Note 8 below.
Upon filing the amended and restated certificate of incorporation, all of the Company’s historical Common Stock converted to Class B common stock. Shares of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, (the "Securities Act"), on March 25, 2021 (the "Prospectus"). However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.
The condensed consolidated financial statements include the accounts of Cricut, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows and the changes in equity for the interim periods. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending December 31, 2021, or any other period.
Except as described elsewhere in Note 2 below, there have been no material changes to the Company's significant accounting policies as described in the Company’s Prospectus.
2.Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. For revenue recognition, examples of estimates and judgments include: determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price (“SSP”) of performance obligations, estimating variable consideration such as sales incentives and product returns. Other estimates include the warranty reserve, allowance for doubtful accounts, inventory reserve, intangible assets and other long-lived assets valuation, legal contingencies, stock-based compensation, income taxes, deferred tax assets valuation and internally developed software, among others. These estimates and assumptions are based on the Company’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including any effects of the ongoing pandemic and the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from these estimates.
Deferred Offering Costs
The Company recorded deferred offering costs of $1.9 million as other assets on the consolidated balance sheet as of December 31, 2020 and consist of costs incurred in connection with the Company’s IPO, including legal, accounting, printing and other IPO-related costs. Upon completion of the IPO, these deferred offering costs were reclassified to stockholders’ equity and recorded against the proceeds from the offering.
Fair Value Measurement
The Company measures at fair value certain of its financial and non-financial assets and liabilities by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.
Money market funds are highly liquid investments and are actively traded. The pricing information for the Company’s money market funds are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. As of March 31, 2021 and December 31, 2020, the Company held $319.1 million and $106.0 million in money market funds, respectively, with no unrealized gains or losses.
Earnings Per Share
Earnings per share is computed using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights and sharing of losses, of the Class A common stock and Class B common stock are identical, other than voting rights. As the liquidation and dividend rights and sharing of profits are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net income per share will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.
Basic earnings per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period.
Stock-Based and Stock-Equivalent Compensation
The Company records compensation expense for all stock-based awards granted based on the fair value of the award at the time of the grant. Stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period, on a straight-line basis for awards with only a service condition. The graded vesting method is used for awards that have service and other conditions. Forfeitures are accounted for as they occur.
The Company estimates the fair value of awards with time-based or performance-based vesting provisions using the Black-Scholes method. The fair value of awards subject to market conditions is estimated using a Geometric Brownian Motion Stock Path Monte Carlo Simulation (“Monte Carlo Simulation”). The determination of the grant date fair value of the awards issued is affected by a number of variables, including the fair value of the underlying shares or units, the expected price volatility over the expected life of the awards, the expected term of the award, risk-free interest rates, the expected dividend yield of the underlying units and the likelihood of termination.

The Company has limited publicly available stock information and therefore, the Company uses the historical volatility of the stock price of similar publicly traded peer companies. The Company estimates the expected term using the simplified method for “plain vanilla” stock option awards or based on the expected time to a liquidation event or other transaction that would result in settlement of other awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield is 0.0% as the Company does not anticipate paying dividends, and the Company and its former parent, Cricut Holdings, have not paid dividends other than a one-time dividend paid in 2020. Likelihood of termination for the Monte Carlo Simulation is estimated based upon both historical turnover and anticipated turnover based upon Company or market pressures.
3.Revenue and Deferred Revenue
Deferred revenue relates to performance obligations for which payments have been received by the customer prior to revenue recognition. Deferred revenue primarily consists of deferred subscription-based services. Deferred revenue also includes amounts allocated to the unspecified upgrades and enhancements and the Company’s cloud-based services. The Company had no material contract assets.

The following table summarizes the changes in the deferred revenue balance (in thousands):

	March 31, 2021	March 31, 2020
(in thousands)
Deferred revenue, beginning of period	$26,276	$14,566
Recognition of revenue included in beginning of period deferred revenue	(14,389)	(7,212)
Revenue deferred, net of revenue recognized on contracts in the respective period	16,118	8,140
Deferred revenue, end of period	$28,005	$15,494
As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the deferred revenue balance.
The Company expected the following recognition of deferred revenue as of March 31, 2021:

	Year Ended December 31,
	2021 (remainder of year)	2022	2023	Total
(in thousands)
Revenue expected to be recognized	$23,846	$2,579	$1,580	$28,005
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 13 under the heading “Segment Information.”
Revenue recognized during the three months ended March 31, 2021 related to performance obligations satisfied or partially satisfied in prior periods was $0.6 million.
The following table presents the total revenue by geography based on the ship-to address for the periods indicated:

	Three Months Ended March 31,
	2021	2020
(in thousands)
North America*	$290,337	$134,248
International	33,485	9,475
Total revenue	$323,822	$143,723
*Consists of United States and Canada
4.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of March 31, 2021	As of December 31, 2020
(in thousands)
Customer rebates	$23,000	$30,295
Other accrued liabilities and other current liabilities	43,409	41,029
Total accrued expenses	$66,409	$71,324
5.Revolving Credit Facility
2020 Credit Agreement

In September 2020, the Company entered into the New Credit Agreement with JPMorgan Chase Bank, N.A., Citibank, N.A. and Origin Bank. The New Credit Agreement replaces the prior amended Credit Agreement with Origin Bank. The New Credit Agreement provides for a three-year asset-based senior secured revolving credit facility of up to $150.0 million, maturing on September 4, 2023. During the term of the New Credit Agreement, the Company may increase the aggregate amount of the New Credit Facility by up to an additional $200.0 million, (for maximum aggregate lender commitments of up to $350.0 million), subject to the satisfaction of certain conditions under the New Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. The New Credit Facility may be used to issue letters of credit and for other business purposes, including working capital needs.
The amount that can be borrowed under the New Credit Facility is limited to the lesser of (a) the borrowing base minus the aggregate revolving exposure or (b) aggregate lender commitments at any given time. The borrowing base is determined according to certain percentages of eligible accounts receivable and eligible inventory (which may be valued at average cost, market value or net orderly liquidation value), subject to reserves determined by the administrative agent. At any time that the Company’s borrowing base is less than the aggregate lender commitments, the Company can only borrow revolving loans up to the amount of the Company’s borrowing base and not in the full amount of the aggregate lender commitments. As of March 31, 2021, no amount was outstanding under the New Credit Agreement and available borrowings were $137.3 million.
Generally, borrowings under the New Credit Agreement bear interest at a rate based on LIBOR (“Adjusted LIBO rate”) or an alternative base rate (“ABR”), plus, in each case, an applicable margin. The applicable margin will range from (a) with respect to borrowings bearing interest at the ABR, 1.50% to 2.00%, and (b) with respect to borrowings bearing interest at the ABR (i) if the “REVLIBOR30 Screen Rate” (as defined in the New Credit Agreement) is available for such period, 1.50% to 2.00%, or (ii) otherwise, 0.00% to 0.50%, in each case for the previous clauses (a) and (b), based on our “Fixed Charge Coverage Ratio” as defined in the New Credit Agreement.
The New Credit Agreement contains financial covenants during the initial year of the agreement, requiring the Company to maintain a fixed charge coverage ratio of at least 1.0 to 1.0, measured monthly on a trailing 12-month basis. The Company is also subject to this covenant in future periods if the available commitments is less than the greater of $15.0 million and 10% of total commitment made by all lenders. Management has determined that the Company was in compliance with all financial and non-financial debt covenants as of March 31, 2021.
6.Income Taxes
As required by ASC 740, “Income Taxes,” the Company computes interim period income taxes by applying an estimated annual effective tax rate to our year-to-date income from operations before income taxes, except for significant unusual or infrequently occurring items. The estimated effective tax rate is adjusted each quarter in accordance with ASC 740.

The estimated annual effective tax rate was 23.5 percent and 22.7 percent for the three months ended March 31, 2021 and March 31, 2020, respectively, resulting in a year-to-date provision for income taxes of $15.2 million and $3.8 million, respectively. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to state taxes. The Company reported no significant discrete tax items.

The Company reviews its deferred tax assets for realization based upon historical taxable income, prudent and feasible tax planning strategies, the expected timing of the reversals of existing temporary differences and expected future taxable income. The Company has concluded that it is more likely than not that the net deferred tax assets will be realized. Accordingly, the Company has not recorded a valuation allowance against net deferred tax assets for the three months ended March 31, 2021.
7.Capital Structure
In connection with the Corporate Reorganization prior to the IPO, the Company filed an amended and restated certification of incorporation which authorized 100,000,000 shares of preferred stock, par value $0.001 per share, and 1,250,000,000 shares of common stock, par value $0.001 per share, which was divided between two series Class A common stock and Class B common stock. All previously outstanding common stock was reclassified as Class B common stock. During the quarter, 2,064,903 shares of Class B common stock converted to Class A common stock. As of March 31, 2021, the Company had 1,000,000,000 shares of Class A common stock and 250,000,000 shares of Class B common stock authorized and 15,314,903 shares of Class A common stock and 206,050,677 shares of Class B common stock issued and outstanding. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock.
8.Stock-Based Compensation
Stock-based Compensation Cost
The following table shows the stock-based compensation cost by award type for the periods indicated:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(in thousands)
Equity classified awards	$6,635	$1,378
Liability classified awards	6,041	203
Total stock-based compensation	$12,676	$1,581
The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(in thousands)
Cost of revenue
Connected machines	$8	$2
Subscriptions	36	9
Accessories and materials	—	—
Total cost of revenue	44	11
Research and development	3,641	760
Sales and marketing	5,607	457
General and administrative	2,393	218
Total stock-based compensation expense	$11,685	$1,446
During the three months ended March 31, 2021 and 2020, the Company capitalized $0.7 million and $0.1 million of stock-based compensation to inventories, respectively.
As of March 31, 2021, there was $64.4 million of unrecognized stock-based compensation cost related to equity awards which is expected to be recognized over a weighted-average period of 3.5 years.
As of March 31, 2021, there was $0.9 million of unrecognized stock-based compensation cost related to liability classified awards which is expected to be recognized over a weighted-average period of 3.5 years.
Corporate Reorganization and Stock-Based Compensation Modifications
In connection with the Corporate Reorganization, all outstanding awards issued under the Incentive Unit Plan discussed below were modified by exchanging the outstanding awards of Cricut Holdings for awards of the Company. All service based vesting conditions were unaffected by the modification. As described below, the vesting conditions were modified for certain awards which previously had both service and market based vesting conditions.
All vested equity classified awards were settled in shares of the Company’s Class B common stock previously held by Cricut Holdings. Unvested equity classified awards were converted to restricted shares of the Company’s Class B common stock subject to future vesting, or in the case of options were converted into options to purchase the Company’s Class B common stock. All vested liability classified awards converted into either shares of Class B common stock to the extent permitted in each applicable jurisdiction or settled in cash. All unvested liability classified awards converted into RSUs under the 2021 Equity Incentive Plan that will vest into shares of Class A common stock of Cricut, Inc. to the extent permitted in each applicable jurisdiction or into restricted stock unit equivalents which will be settled in cash upon vesting as described below.
In connection with the Corporate Reorganization and modification, the Company granted options under the 2021 Equity Incentive Plan to certain employees. The number of options was calculated based on the number of outstanding incentive units or incentive unit equivalents prior to the modification and the participation threshold of such awards. The vesting terms of the options are also based on the vesting terms of the original award. Therefore, the Company considered the exchange of the original award for the restricted shares or RSUs plus the options to be a single modification and will recognize the incremental compensation cost of $14.5 million over the vesting term. Of this amount, the Company recognized $3.5 million during the three months ended March 31, 2021, including a cumulative adjustment to recognize the incremental compensation cost associated with historical vesting.
As part of the modification of outstanding awards in connection with the Corporate Reorganization, awards issued under the Incentive Unit Plan which included both service and market conditions were modified to remove the market vesting condition and to increase the participation threshold of the award to the price specified in the former market condition. In total, 3.0 million, 3.0 million, 1.0 million and 1.0 million awards which previously had a participation threshold of $2.00, $2.00, $5.00 and $5.00 per share, respectively, were modified to have a participation threshold of $3.00, $4.00, $6.00 and $7.00 per share, respectively. Incremental compensation cost associated with these awards is included in the total incremental compensation cost associated with the issuance of additional options to employees described above as this change was part of a single modification.
These modifications are shown as cancellations under the Incentive Unit Plan and as grants under the activity summarized below.
2021 Equity Incentive Plan
In March 2021, the Company’s 2021 Equity Incentive Plan became effective. The 2021 Equity Incentive Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. As of March 31, 2021, 20,800,000 shares of Class A common stock were reserved for issuance under this plan including shares reserved for previously granted awards discussed below as well as shares reserved for issuance of future awards under the plan.
A summary of the Company’s RSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (per share)

Outstanding at December 31, 2020	—	$—
Granted	1,124,862	$20.00
Outstanding at March 31, 2021	1,124,862	$20.00
Options under the 2021 Equity Incentive Plan have a contractual term of 10 years. The exercise price of an ISO and NSO shall not be less than 100% of the fair market value of the shares on the date of grant.
A summary of the Company’s stock option activity under the 2021 Equity Incentive Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Terms (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2020	—	$—	—	$—
Granted	3,419,359	20.00
Outstanding at March 31, 2021	3,419,359	$20.00	8.7	$—
Vested and exercisable at March 31, 2021	738,570	$20.00	7.9	$—
The weighted-average grant date fair value of options granted under the 2021 Equity Incentive Plan during the three months ended March 31, 2021 was $8.79 per share based on the following weighted-average assumptions:

Three Months Ended March 31, 2021
Expected volatility	51.6%
Risk-free interest rate	0.8%
Expected term (in years)	4.9
Expected dividend	—%

In connection with the Corporate Reorganization, certain employees received restricted stock unit equivalents (RSU equivalents). Upon vesting, these awards are settled for a cash payment equal to the difference between the Company’s stock price on the vesting date less the base price specified at the time of the grant. As of March 31, 2021 the total recognized liability for these awards was $0.5 million. A summary of the RSU equivalent activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSU Equivalents	Weighted- Average Base Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2020	—	$—	$—
Granted	94,304	6.14
Outstanding at March 31, 2021	94,304	$6.14	$1,448
Unvested Class B Common Stock
The Company’s unvested Class B common stock resulted from the Corporate Reorganization and is not part of the 2021 Equity Incentive Plan. Activity related to Class B common stock subject to future vesting for the three months ended March 31, 2021 is as follows:

	Number of Unvested Shares	Weighted- Average Grant Date Fair Value (per share)

Outstanding at December 31, 2020	—	$—
Granted	14,037,505	$20.00
Outstanding at March 31, 2021	14,037,505	$20.00

Options to Purchase Class B Common Stock
The Company’s options to purchase Class B common stock resulted from the Corporate Reorganization and are not part of the 2021 Equity Incentive Plan. A summary of the Company stock option activity for the options to purchase shares of Class B common stock is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Terms (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2020	—	$—	—	$—
Granted	522,000	$9.04
Outstanding at March 31, 2021	522,000	$9.04	9.7	$5,590
Vested at March 31, 2021	2,000	$9.04	0.7	$21
The weighted-average grant date fair value of options to purchase Class B common stock during the three months ended March 31, 2021 was $13.42 per share based on the following weighted-average assumptions:

Three Months Ended March 31, 2021
Expected volatility	51.4%
Risk-free interest rate	0.8%
Expected term (in years)	5.5
Expected dividend	—%

2021 Employee Stock Purchase Plan
In March 2021, the Company’s 2021 Employee Stock Purchase Plan “2021 ESPP” became effective. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of March 31, 2021, 4,000,000 shares of our Class A common stock were available for sale under the 2021 ESPP.
No offerings have been authorized to date by the administrator under the 2021 ESPP. If the administrator authorizes an offering period under the 2021 ESPP, the administrator will establish the duration of offering periods and purchase periods, including the starting and ending dates of offering periods and purchase periods, provided that no offering period may have a duration exceeding 27 months.
Incentive Unit Plan
The Company’s former parent, Cricut Holdings, authorized an Incentive Unit Compensation Plan (the “IU Plan”) that allowed for issuances of CIUs. The participation threshold of the awards granted under the IU Plan was typically equal to the fair market value of Cricut Holdings’ membership units at the date of the grant, except zero strike price incentive unit awards which have no participation threshold. Except as noted below, all awards issued under the IU Plan only had service-based conditions. Per unit amounts in the activity below are based on the value of Cricut Holdings’ units.
Equity Classified Units
The Company’s former parent, Cricut Holdings, granted CIUs to employees of the Company. These awards vested 25% annually over four years of service. The Company’s former parent also granted a performance-based incentive unit, which is discussed later. These awards are collectively referred to as equity classified incentive units. Once vested, all equity classified incentive units remained outstanding until the liquidation of Cricut Holdings or until repurchased by Cricut Holdings. Upon the liquidation of Cricut Holdings all outstanding awards were settled or modified as described above.

A summary of the equity classified incentive units activity for the three months ended March 31, 2021 is as follows:

	Equity Incentive Units	Weighted- Average Participation Threshold	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2020	93,371,324	$0.97	$600,316
Granted	1,548,223	$—
Exercised	—	$—
Forfeited	(82,500)	$1.29
Cancelled upon Corporate Reorganization	(94,837,047)	$0.95
Outstanding at March 31, 2021	—	$—	$—
Vested at March 31, 2021	—	$—	$—
The following table summarizes the unvested equity classified incentive units activity for the three months ended March 31, 2021:

	Number of Awards	Weighted- Average Grant Date Fair Value Per Unit
Unvested at December 31, 2020	37,116,025	$0.74
Granted	1,548,223	$9.06
Vested	(7,123,673)	$0.40
Forfeited	(82,500)	$0.79
Cancelled upon Corporate Reorganization	(31,458,075)	$1.23
Unvested at March 31, 2021	—	$—
The total fair value of equity classified incentive units vested during the three months ended March 31, 2021 was $3.1 million.
The grant date fair value of CIUs granted during the three months ended March 31, 2021 was equal to the estimated fair value of Cricut Holdings’ common unit on the date of the grant as all CIUs had no participation threshold.
Equity Classified Options
The Company’s former parent, Cricut Holdings, granted employees of the Company options to purchase zero strike price incentive units. These options generally vested on a cliff basis upon completion of the service period specified for each award. All outstanding options of Cricut Holdings were exchanged for options to purchase class B common stock of Cricut Inc. in connection with the Corporate Reorganization. A summary of option activity for the three months ended March 31, 2021 is as follows:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2020	1,140,000	$4.52	$3,283
Granted	27,027	$7.40
Exercised	(27,027)	$7.40	$52
Forfeited	(84,000)	$4.52
Cancelled upon Corporate Reorganization	(1,056,000)	$4.52
Outstanding at March 31, 2021	—	$—	$—
Vested at March 31, 2021	—	$—	$—

Liability Classified Incentive Unit Equivalents
The Company’s former parent issued incentive unit equivalents (phantom units) to various employees under the Incentive Unit Plan. The incentive unit equivalents paid out upon the occurrence of a liquidation event such as a change in control transaction. In addition, the units did not participate until the sum of distributions and capital appreciation of the common units from the date of grant of the incentive units equaled a specified participation threshold per unit. The incentive unit equivalents did not represent any kind of legal equity interest in the Company or the former parent Company and required cash settlement. Accordingly, the incentive unit equivalent awards were accounted for as liability classified awards and required initial and subsequent measurement at fair value.
Initially, during the three months ended March 31, 2020, these awards generally vested 12.5% annually for each of the first four years of service and 50% after the fifth year of service. Following the amendment of these awards in January 2020, these awards vested 25% annually over four years of service. All liability classified incentive units had indefinite contract terms and, once vested, remained outstanding until liquidation of Cricut Holdings or until repurchased by Cricut Holdings. Upon the liquidation of Cricut Holdings all outstanding awards were settled or modified as described above.
A summary of the liability classified incentive unit equivalents activity for the three months ended March 31, 2021 is as follows:

	Liability Incentive Equivalents	Weighted- Average Participation Threshold	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2020	2,851,516	$2.13	$15,017
Granted	320,000	$—
Forfeited	(4,000)	$—
Cancelled upon Corporate Reorganization	(3,167,516)	$1.92
Outstanding at March 31, 2021	—	$—	$—
Exercisable at March 31, 2021	—	$—	$—
Vested and expected to vest at March 31, 2021	—	$—	$—
The following table summarizes the unvested liability classified incentive unit equivalents activity for the three months ended March 31, 2021:

	Number of Awards	Weighted- Average Grant Date Fair Value Per Unit
Unvested at December 31, 2020	2,851,516	$1.74
Granted	320,000	$8.19
Forfeited	(4,000)	$6.58
Cancelled upon Corporate Reorganization	(3,167,516)	$2.39
Unvested at March 31, 2021	—	$—
The Company estimated the fair value of liability classified incentive unit equivalents upon the modification or settlement as part of the Corporate Reorganization based on the estimated fair value of the awards received to settle the liability. The cumulative adjustment upon settlement or modification is included in stock-based compensation related to liability awards above.

Liability classified incentive unit equivalents were included in accrued expenses per the Company’s consolidated balance sheets and the rollforward of this liability is as follows (in thousands):

Balance at December 31, 2020	$5,702
Stock-based compensation during period	$6,041
Settlement or modification of awards	$(11,743)
Balance at March 31, 2021	$—
9.Commitments and Contingencies
Lease commitments
Operating lease payments primarily relate to office and warehousing space and leases of computer equipment under operating leases. The leases provide for monthly payments with expirations through July 31, 2025. Certain of these arrangements include free rent, landlord incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases.
The Company leases certain equipment and furniture under capital leases. Future minimum lease payments under non-cancellable capital leases at March 31, 2021 were immaterial. The future minimum lease payments under non-cancellable operating leases at March 31, 2021 were as follows:

Year Ending December 31,	Operating Leases
(in thousands)
2021 (remainder of the year)	$3,262
2022	3,955
2023	3,874
2024	3,850
2025	2,228
Thereafter	—
Total minimum lease payments, net	$17,169
Rent expense totaled $1.0 million and, $1.2 million for the three months ended March 31, 2021 and 2020, respectively. Sublease rental income was nil and $0.2 million for three months ended March 31, 2021 and 2020, respectively.
Litigation
The Company is subject to certain outside claims and litigation arising in the ordinary course of business. Management is not aware of any contingencies which it believes will have a material effect on its financial position, results of operations or liquidity.
10.Related Party Transactions
During the three months ended March 31, 2021 and 2020 respectively the Company received $0.2 million and $1.1 million of capital contributions from its former parent company, Cricut Holdings, as a result of additional common units issued by Cricut Holdings at the estimated fair value of the underlying units. The equity offering was purchased by a subset of then current common unitholders of Cricut Holdings and employees of the Company.
11.Employee Benefit Plan
The Company sponsors a 401(k) plan for the benefit of its employees who have attained at least 18 years of age. The Company matches 50% of the first 12% of an employee’s salary contributed to the plan on the first day of the month following their hire date. The Company contributed $0.7 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.
12.Net Income Per Share
The computation of net income per share is as follows:

	Three Months Ended March 31,
	2021	2020
(in thousands, except share and per share amounts)
Basic earnings per share:
Net income	$49,418	$13,040
Shares used in computation:
Weighted-average common shares outstanding, basic	207,309,946	208,116,104
Earnings per share, basic	$0.24	$0.06

Diluted earnings per share:
Net income	$49,418	$13,040
Shares used in computation:
Weighted-average common shares outstanding, basic	207,309,946	208,116,104
Weighted-average effect of potentially dilutive securities:
Unvested common stock subject to forfeiture	1,089,343	—
Employee stock options	31,828	—
Restricted stock units and awards	26,229	—
Underwriters’ option to purchase additional shares	1,006	—
Diluted weighted-average common shares outstanding	208,458,352	208,116,104
Diluted net income per share	$0.24	$0.06
The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020

Employee stock options	3,419,359	—
Restricted stock units	41,019	—
13.Segment Information
The Company applies ASC Topic 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company’s operating segments are generally organized by the type of product or service offered. Similar operating segments have been aggregated into three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. Segment information is presented in the same manner that the Company’s Chief Operating Decision Maker (“CODM”) reviews the results of operations in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of March 31, 2021, long-lived assets located outside the United States, primarily located in Malaysia and China, were $13.4 million.
The Connected Machines segment derives revenue from the sale of its connected machine hardware and related essential software. The Subscriptions segment derives revenue primarily from monthly and annual subscription fees and a minimal amount of revenue allocated to the unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services. The Accessories and Materials segment primarily consists of craft, DIY and home décor products. There are no internal revenue transactions between the Company’s segments.

Key financial performance measures of the segments including revenue, cost of revenue and gross profit are as follows:

	Three Months Ended March 31,
	2021	2020
(in thousands)
Connected Machines:
Revenue	$141,320	$56,888
Cost of revenue	$119,692	$51,577
Gross profit	$21,628	$5,311

Subscriptions:
Revenue	$46,139	$19,180
Cost of revenue	$4,298	$2,841
Gross profit	$41,841	$16,339

Accessories and Materials:
Revenue	$136,363	$67,655
Cost of revenue	$79,562	$44,537
Gross profit	$56,801	$23,118

Consolidated:
Revenue	$323,822	$143,723
Cost of revenue	$203,552	$98,955
Gross profit	$120,270	$44,768
14.Subsequent Events
In connection with the IPO, the underwriters were granted a 30-day option to purchase up to 1,987,495 additional shares. On April 28, 2021, the Company sold an additional 968,815 shares of Class A common stock and the selling stockholders sold an additional 150,984 shares of Class A common stock pursuant to the partial exercise of the underwriters’ option to purchase additional shares which generated net proceeds of $18.1 million after deducting for underwriting discounts and commissions of $1.3 million.

On May 1, 2021, the Company granted 3,086,721 restricted stock units under the 2021 Equity Incentive Plan to certain employees of the Company which generally vest over a service period of four years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our interim condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus or Prospectus dated March 24, 2021 and filed with the U.S Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, on March 25, 2021. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Overview of Our Business and History
At Cricut, our mission is to help people lead creative lives. We have designed and built a creativity platform that enables our engaged and loyal community of 4.9 million users to turn ideas into professional-looking handmade goods. With our highly versatile connected machines, design apps and accessories and materials, our users create everything from personalized birthday cards, mugs and T-shirts to large-scale interior decorations.
Our users’ journeys typically begin with the purchase of a connected machine. We currently sell a portfolio of connected machines that cut, write, score and create other decorative effects using a wide variety of materials including paper, vinyl, leather and more. Our connected machines are designed for a wide range of uses and are available at a variety of price points (MSRP as of March 31, 2021):
•Cricut Joy for personalization on-the-go, $179.99 MSRP
•Cricut Explore for cutting, writing and scoring, $249.99 MSRP
•Cricut Maker for cutting, writing, scoring and adding decorative effects to a wider range of materials, $399.99 MSRP
Our software integrates our connected machines and design apps, allowing our users to create and share seamlessly. Our software is cloud-based, meaning that users can access and work on their projects anywhere, at any time, across desktops or mobile devices. Users can leverage the full power of our platform by using our connected machines together with our free design apps, in-app purchases and subscription offerings to design and complete projects. All users can access a select number of free images, fonts and projects from our design apps or upload their own. In addition, we offer a wider selection of images, fonts and projects for purchase à la carte, including licensed content from partners with well-known brands and characters, like major motion picture studios. We also have two subscription offerings: Cricut Access and Cricut Access Premium. Cricut Access provides a subscription to images, fonts and projects as well as other member benefits, such as discounts and priority Cricut Member Care. Cricut Access Premium includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping. As of March 31, 2021, we had 1.6 million Paid Subscribers to Cricut Access and Cricut Access Premium.
We sell a broad range of accessories and materials that bring our users’ designs to life, from advanced tools like heat presses to Cricut-branded rulers, scoring tools, pens, paper and iron-on vinyl, all designed to work seamlessly with our connected machines. Designing and completing projects drives repeat purchases of Cricut-branded accessories and materials.
We design and develop our software and hardware products, and we work with third-party contract manufacturers to source components and finished goods and with third-party logistics companies to warehouse and distribute our products.
We sell our connected machines and accessories and materials through our brick-and-mortar and online retail partners, as well as through our website at cricut.com. Our partners include Amazon,

Hobby Lobby, HSN, Jo-Ann, Michaels, Target, Walmart and many others. We also sell our products, including subscriptions to Cricut Access and Cricut Access Premium, on cricut.com.
For the three months ended March 31, 2021 and 2020, we generated:
•Total revenue of $323.8 million and $143.7 million, respectively, representing 125% year-over-year growth
•Net income of $49.4 million and $13.0 million, respectively, representing 279% year-over-year growth
•EBITDA of $68.6 million and $20.7 million, respectively, representing 232% year-over-year growth
On March 29, 2021, we completed an initial public offering (“IPO”), in which we sold 13,250,000 shares of Class A common stock, and the selling stockholders sold an additional 2,064,903 shares of Class A common stock at a price to the public of $20.00 per share. We received aggregate net proceeds of $242.7 million after deducting offering costs, underwriting discounts and commissions of $22.3 million. On April 28, 2021, we sold an additional 968,815 shares of Class A common stock and the selling stockholders sold an additional 150,984 shares of Class A common stock pursuant to the partial exercise of the underwriters’ option to purchase additional shares which generated net proceeds of $18.1 million after deducting for underwriting discounts and commissions of $1.3 million.
Key Business Metrics and Non-GAAP Financial Measures
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends and make strategic decisions.

	As of March 31,
	2021	2020
Users (in thousands)	4,939	2,803
Percentage of Users Creating in Trailing 90 Days	62%	60%
Paid Subscribers (in thousands)	1,614	740

	For the Three Months Ended March 31,
	2021	2020
Subscription ARPU	$9.96	$7.20
Accessories and Materials ARPU	$29.45	$25.40
EBITDA (in millions)	$68.6	$20.7

Users
We define a User as a registered user of at least one registered connected machine as of the end of a period. One user may own multiple registered connected machines but is only counted once if that user registers those connected machines by using the same email address. If possession of a connected machine is transferred to a new owner and registered by that new owner, the new owner is added to the total user count and the prior owner is removed from the total user count if the prior owner does not own any other registered connected machines. User count is a key indicator of the health of our business, because changes in the number of users reflects changes in connected machine sales and represents opportunities for us to drive additional sales of subscriptions and accessories and materials. There are certain limitations associated with this metric. For example, this metric does not capture whether a User is active in using a connected machine and does not indicate whether a User is purchasing subscriptions or accessories and materials. We compensate for these limitations by also reviewing other metrics that capture portions of this information, including the metrics below.
Percentage of Users Creating in Trailing 90 Days
We define the Percentage of Users Creating in Trailing 90 Days as the percentage of users who have used a connected machine for any activity, such as cutting, writing or any other activity enabled by our connected machines, in the past 90 days. This metric is a key indicator of our engagement with users, which helps drive sales of subscriptions and accessories and materials. There are certain limitations associated with this metric. For example, this metric does not capture whether a User is purchasing subscriptions or accessories and materials. We compensate for these limitations by also reviewing other metrics that capture portions of this information, including the metrics below.
Paid Subscribers
We define Paid Subscribers as the number of users with a subscription to Cricut Access or Cricut Access Premium, excluding cancelled, unpaid or free trial subscriptions, as of the end of a period. Paid Subscribers is a key metric to track growth in our subscriptions revenue and potential leverage in our gross margin.
Subscription ARPU
We define Subscription ARPU as Subscriptions revenue divided by average users in a period. Subscription ARPU allows us to forecast Subscriptions revenue over time and is an indicator of our ability to expand with users and of user engagement with our subscription offerings.
Accessories and Materials ARPU
We define Accessories and Materials ARPU as Accessories and Materials revenue divided by average users in a period. Accessories and Materials ARPU allows us to forecast Accessories and Materials revenue over time and is an indicator of our ability to expand with users, particularly the volume of projects created by our users.
EBITDA and EBITDA Margin
We define EBITDA as net income adjusted to exclude: interest expense, net; income taxes and depreciation and amortization. We use EBITDA and EBITDA Margin as measures of operating performance in our business. We believe these non-GAAP financial measures are useful to investors for period-to-period comparisons of our business and in understanding and evaluating our results of operations for the following reasons:

•EBITDA and EBITDA Margin are widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation and amortization expense, interest expense, net and income taxes that can vary substantially from company to company depending upon their financing and the method by which assets were acquired;
•our management uses EBITDA and EBITDA Margin in conjunction with financial measures prepared in accordance with GAAP for planning purposes, including the preparation of our annual operating budget, as a measure of our core results of operations and the effectiveness of our business strategy and in evaluating our financial performance; and
•EBITDA and EBITDA Margin provide consistency and comparability with our past financial performance, facilitate period-to-period comparisons of our core results of operations and also facilitate comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

Our use of EBITDA and EBITDA Margin has limitations as an analytical tool, and you should not consider these measures in isolation or as substitutes for analysis of our financial results as reported under GAAP. Some of these limitations are, or may in the future be, as follows:

•although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA and EBITDA Margin do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•EBITDA and EBITDA Margin do not reflect the portion of software development costs that we capitalize under GAAP, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our investment in new products;
•EBITDA and EBITDA Margin do not reflect: (i) changes in, or cash requirements for, our working capital needs, (ii) interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us or (iii) tax payments that may represent a reduction in cash available to us.

Because of these limitations, we believe EBITDA and EBITDA Margin should be considered along with other operating and financial performance measures presented in accordance with GAAP.

Set forth below is a reconciliation of EBITDA to net income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
(in thousands)
Net income	$49,418	$13,040
Net income margin	15.3%	9.1%
Adjusted to exclude the following:
Depreciation and amortization expense	$3,886	$3,236
Interest expense, net	$79	$574
Corporate income tax expense	$15,217	$3,836
EBITDA	$68,600	$20,686
EBITDA margin	21.2%	14.4%
Components of our Results of Operations
We operate and manage our business in three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. We identify our reportable segments based on the information used by management to monitor performance and make operating decisions. See Note 13 to our interim condensed consolidated financial statements included elsewhere in this filing for additional information regarding our reportable segments.
Revenue
Connected Machines
We generate Connected Machines revenue from sales of our portfolio of connected machines, currently consisting of Cricut Maker, Cricut Explore and Cricut Joy, net of sales discounts, incentives and returns. Connected Machines revenue is recognized at the point in time when control is transferred, which is either upon shipment or delivery to the customer in accordance with the terms of each customer contract.
Subscriptions
We generate Subscriptions revenue primarily from sales of subscriptions to Cricut Access and Cricut Access Premium and a minimal amount of revenue allocated to the unspecified future upgrades and enhancements related to the essential software and access to our cloud-based services. For a monthly or annual subscription fee, Cricut Access includes a subscription to images, fonts and projects as well as other member benefits, including discounts and priority Cricut Member Care. For an annual subscription fee, Cricut Access Premium includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping. Subscriptions revenue excludes à la carte digital content purchases. Subscriptions revenue is recognized on a ratable basis over the subscription term.
Accessories and Materials
We generate Accessories and Materials revenue from sales of ancillary products, such as Cricut EasyPress, Cricut Mug Press, hand tools, machine replacement tools and blades, project materials such as vinyl and iron-on and sales of à la carte digital content purchases, including fonts, images and projects. Accessories and Materials revenue is recognized for sales of such items, net of sales discounts, incentives and returns. Accessories and Materials revenue is recognized at the point in time when control is transferred, which is either upon shipment or delivery to the customer in accordance with the terms of each customer contract.
Cost of Revenue
Connected Machines
Cost of revenue related to Connected Machines consists of product costs, including costs of components, costs of contract manufacturers for production, inspecting and packaging, shipping, receiving, handling, warehousing and fulfillment, duties and other applicable importing costs, warranty replacement, excess and obsolete inventory write-downs, tooling and equipment depreciation and royalties. We expect our cost of revenue related to Connected Machines as a percentage of revenue to fluctuate in the near term as we address global supply chain challenges created by the COVID-19 pandemic and continue to invest in the growth of our business and decrease over the long term as we drive greater scale and efficiency in our business.
Subscriptions
Cost of revenue related to Subscriptions consists primarily of hosting fees, digital content costs, amortization of capitalized software development costs and software maintenance costs. We expect our cost of revenue related to Subscriptions as a percentage of revenue to fluctuate in the near term as we expand our content offerings, including localized content for international target markets, and decrease over time as we drive greater scale and efficiency in our business.
Accessories and Materials
Costs of revenue related to Accessories and Materials consists of product costs, including costs of components, costs of contract manufacturers for production, inspecting and packaging, shipping,

receiving, handling, warehousing and fulfillment, duties and other applicable importing costs, warranty replacement, excess and obsolete inventory write-downs, tooling and equipment depreciation and royalties. We expect our cost of revenue related to Accessories and Materials as a percentage of revenue to fluctuate in the near term as we address global supply chain challenges created by the COVID-19 pandemic and continue to invest in the growth of our business and decrease over the long term as we drive greater scale and efficiency in our business.
Operating Expenses
Research and Development
Research and development expenses consist primarily of costs associated with the development of our connected machines, software and accessories and materials, including personnel-related expenses for engineering, product development and quality assurance, as well as prototype costs, service fees incurred by contracting with vendors and allocated overhead. We expect our research and development expenses to grow in the near term as we begin developing and investing in more new products to support growth further into the future. Longer term, we expect research and development expense to increase as a percentage of revenue to levels somewhat higher than recent historical levels.
Sales and Marketing
Sales and marketing expenses consist primarily of the advertising and marketing of our products and personnel-related expenses, including salaries and bonuses, benefits and stock-based compensation expense, as well as sales incentives, professional services and allocated overhead costs. We expect our sales and marketing expenses as a percentage of revenue to increase in the near and long term as we expand internationally and launch new products.
General and Administrative
General and administrative expenses consist of personnel-related expenses for our finance, legal, human resources and administrative personnel, including salaries and bonuses, benefits and stock-based compensation expense, as well as the costs of professional services, any allocated overhead, information technology and other administrative expenses. We expect our general and administrative expenses as a percentage of revenue to increase in the near term as we expand our operations and incur expenses to become a public company, and to decline over the long term as we drive greater scale and efficiency in our business.
Other Expense, Net
Other expense, net consists primarily of interest expenses associated with our debt financing arrangements and amortization of debt issuance costs.
Provision for Income Taxes
Provision for income taxes consists of income taxes in the United States and certain state and foreign jurisdictions in which we conduct business. We have not recorded a valuation allowance against our deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will be realized.
Results of Operations
The following tables set forth the components of our interim condensed consolidated statements of operations for each of the periods presented and as a percentage of our revenue for those periods.

The period-to-period comparison of results of operations is not necessarily indicative of results of future periods.
The following table is presented in thousands:

	Three Months Ended March 31,
	2021	2020
(in thousands)
Revenue:
Connected machines	$141,320	$56,888
Subscriptions	46,139	19,180
Accessories and materials	136,363	67,655
Total revenue	323,822	143,723
Cost of revenue:
Connected machines(1)	119,692	51,577
Subscriptions(1)	4,298	2,841
Accessories and materials(1)	79,562	44,537
Total cost of revenue	203,552	98,955
Gross profit	120,270	44,768
Operating expenses:
Research and development(1)	15,698	9,171
Sales and marketing(1)	27,489	12,447
General and administrative(1)	12,419	5,700
Total operating expenses	55,606	27,318
Income from operations	64,664	17,450
Other expense, net	(29)	(574)
Income before provision for income taxes	64,635	16,876
Provision for income taxes	15,217	3,836
Net income	$49,418	$13,040

(1)    Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2020
(in thousands)
Cost of revenue
Connected machines	$8	$2
Subscriptions	36	9
Accessories and materials	—	—
Total cost of revenue	44	11
Research and development	3,641	760
Sales and marketing	5,607	457
General and administrative	2,393	218
Total stock-based compensation expense	$11,685	$1,446

Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,		Change
	2021	2020	$	%
(in thousands)
Revenue:
Connected machines	$141,320	$56,888	$84,432	148%
Subscriptions	46,139	19,180	26,959	141%
Accessories and materials	136,363	67,655	68,708	102%
Total revenue	$323,822	$143,723	$180,099	125%

Connected Machines revenue increased by $84.4 million, or 148%, to $141.3 million for the three months ended March 31, 2021 from $56.9 million for the three months ended March 31, 2020. The increase was primarily driven by significant growth in the number of Connected Machines sold during the period, especially unit sales of Cricut Maker and Explore Air 2, which grew by 177% and 267%, respectively, from March 31, 2020 to March 31, 2021 due to increased consumer demand and greater promotional activity and pricing during the three months ended March 31, 2021 than during the three months ended March 31, 2020.
Subscriptions revenue increased by $27.0 million, or 141%, to $46.1 million for the three months ended March 31, 2021 from $19.2 million for the three months ended March 31, 2020. The increase was primarily driven by a 118% increase in the number of Paid Subscribers from 0.7 million to over 1.6 million from March 31, 2020 to March 31, 2021.
Accessories and Materials revenue increased by $68.7 million, or 102%, to $136.4 million for the three months ended March 31, 2021 from $67.7 million for the three months ended March 31, 2020. The increase was primarily driven by growth in sales of accessories, particularly EasyPress units, which increased 149% from March 31, 2020 to March 31, 2021, and materials units, which increased 58% from March 31, 2020 to March 31, 2021. Additional increase was driven by the launch of a new product, the Mug Press, in this segment during the period.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2021	2020	$	%
(dollars in thousands)
Cost of Revenue:
Connected machines	$119,692	$51,577	$68,115	132%
Subscriptions	4,298	2,841	1,457	51%
Accessories and materials	79,562	44,537	35,025	79%
Total cost revenue	$203,552	$98,955	$104,597	106%
Gross Profit:
Connected machines	21,628	5,311	16,317	307%
Subscriptions	41,841	16,339	25,502	156%
Accessories and materials	56,801	23,118	33,683	146%
Total gross profit	$120,270	$44,768	$75,502	169%
Gross Margin
Connected machines	15%	9%
Subscriptions	91%	85%
Accessories and materials	42%	34%

Connected Machines cost of revenue increased by $68.1 million, or 132%, to $119.7 million for the three months ended March 31, 2021 from $51.6 million for the three months ended March 31, 2020. The increase was primarily driven by growth in connected machines sold during the period, especially unit sales of our highest cost Connected Machines, Cricut Maker and Explore Air 2 which grew by 177% and 267%, respectively, from March 31, 2020 to March 31, 2021.
Gross margin for Connected Machines increased to 15% for the three months ended March 31, 2021 from 9% for the three months ended March 31, 2020. Gross margin increased due to the net impact of fewer sales discounts, lower handling costs as a percent of revenue, and tariff mitigation by moving a significant amount of machine manufacturing from China to Malaysia.
Subscriptions cost of revenue increased $1.5 million, or 51%, to $4.3 million for the three months ended March 31, 2021 from $2.8 million for the three months ended March 31, 2020. The increase was primarily driven by a $0.3 million increase in amortization of capitalized software development costs, a $0.7 million increase in hosting fees to support our growing base of subscribers, and a $0.3 million increase in digital content costs.
Gross margin for Subscriptions increased to 91% for the three months ended March 31, 2021 from 85% for the three months ended March 31, 2020. Gross margin increased due to a decrease in digital content costs and lower hosting and amortization of capitalized software development costs as a percentage of subscriptions revenue.
Accessories and Materials cost of revenue increased by $35.0 million, or 79%, to $79.6 million for the three months ended March 31, 2021 from $44.5 million for the three months ended March 31, 2020. The increase was primarily driven by growth in Accessories and Materials units sold from March 31, 2020 to March 31, 2021 and introduction of new costs for this segment associated with the new Mug Press.
Gross margin for Accessories and Materials increased to 42% for the three months ended March 31, 2021 from 34% for the three months ended March 31, 2020. Gross margin primarily increased due to lower costs for EasyPress which experienced a 149% increase in unit sales, favorable product mix changes, lower handling costs as a percent of revenue and less promotional activity.
Operating Expenses
Research and Development

	Three Months Ended March 31,		Change
	2021	2020	$	%
(dollars in thousands)
Research and development	$15,698	$9,171	$6,527	71%
As a percentage of total revenue	5%	6%

Research and development expenses increased by $6.5 million, or 71%, to $15.7 million for the three months ended ended March 31, 2021 from $9.2 million for the three months ended March 31, 2020. The increase was primarily due to a $2.9 million increase in stock-based compensation expense, a $2.8 million increase in personnel-related expenses due to headcount increasing during the period and a $1.1 million increase in product development expenses. The increases were offset by a decrease of $0.3 million in other expenses.
Sales and Marketing

	Three Months Ended March 31,		Change
	2021	2020	$	%
(dollars in thousands)
Sales and marketing	$27,489	$12,447	$15,042	121%
As a percentage of total revenue	8%	9%

Sales and marketing expenses increased by $15.0 million, or 121%, to $27.5 million for the three months ended March 31, 2021 from $12.4 million for the three months ended March 31, 2020. The increase was primarily due to an increase in advertising and other marketing costs of $5.6 million, an increase in stock-based compensation expense of $5.1 million, an increase in personnel-related expenses of $2.2 million due to headcount increasing during the period, an increase in payment processing fees of $1.4 million due to increases in sales and an increase in professional services costs of $0.7 million.
General and Administrative

	Three Months Ended March 31,		Change
	2021	2020	$	%
(dollars in thousands)
General and administrative	$12,419	$5,700	$6,719	118%
As a percentage of total revenue	4%	4%

General and administrative expenses increased by $6.7 million, or 118%, to $12.4 million for the three months ended ended March 31, 2021 from $5.7 million for the three months ended March 31, 2020. The increase was primarily due to an increase in personnel-related expenses of $1.7 million due to headcount increasing during the period, an increase in professional services of $2.3 million, an increase in stock-based compensation of $2.2 million, an increase in software subscriptions of $0.5 million, and an increase of $0.6 million in other general and administrative expenses. These increases were partially offset by a decrease of $0.6 million in the allowance for doubtful accounts.
Other Expense, Net

	Three Months Ended March 31,		Change
	2021	2020	$	%
(dollars in thousands)
Other expense, net	$(29)	$(574)	$545	(95)%

Other expense, net decreased by $545 thousand, or 95%, to $29 thousand for the three months ended March 31, 2021 from $574 thousand for the three months ended March 31, 2020. The decrease was primarily due to a decrease in interest expense as we repaid all outstanding borrowings in September 2020 and had no outstanding borrowings during the three months ended March 31, 2021.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2021	2020	$	%
(dollars in thousands)
Provision for income taxes	$15,217	$3,836	$11,381	297%

Provision for income taxes increased by $11.4 million, or 297%, to $15.2 million for the three months ended March 31, 2021 from $3.8 million for the three months ended March 31, 2020. This represents an effective tax rate of 23.5% and 22.7% for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources
Our operations over all periods have been financed primarily through cash flow from operating activities and borrowings under our credit facilities. As of March 31, 2021, we had cash and cash equivalents of $337.5 million. In March 2021, we completed our IPO, in which we issued and sold an aggregate of 13,250,000 shares of our Class A common stock. The price per share to the public in the IPO was $20.00. We received aggregate net proceeds of $242.7 million from the IPO, net of the underwriting discounts, commissions and offering costs of approximately $22.3 million. On April 28, 2021, we sold an additional 968,815 shares of Class A common stock pursuant to the partial exercise of the underwriters’ option to purchase additional shares which generated net proceeds of $18.1 million after deducting for underwriting discounts and commissions of $1.3 million.
We believe our existing cash and cash equivalents, cash flow from operations and amounts available for borrowing under our New Credit Agreement will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other growth initiatives, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

New Credit Facility
In September 2020, we entered into the New Credit Agreement with JPMorgan Chase Bank, N.A., Citibank, N.A. and Origin Bank. The New Credit Agreement replaced our prior amended Credit Agreement with Origin Bank. The New Credit Agreement provides for a three-year asset-based senior secured revolving credit facility of up to $150.0 million, maturing on September 4, 2023. In addition, during the term of the New Credit Agreement, we may increase the aggregate amount of the New Credit Facility by up to an additional $200.0 million, subject to customary conditions (for maximum aggregate lender commitments of up to $350.0 million), subject to the satisfaction of certain conditions under the New Credit Agreement, including obtaining the consent of the administrative agent and each lender being added or increasing its commitment. The New Credit Facility may be used to issue letters of credit, and for other business purposes, including working capital needs.
The New Credit Facility is a standard asset-based lending facility, meaning that notwithstanding the aggregate lender commitments, we can only borrow up to an amount equal to our borrowing base at any given time. For example, as of March 31, 2021, we were able to borrow up to $137.3 million. Our borrowing base is determined according to certain percentages of eligible accounts receivable and eligible inventory (which may be valued at average cost, market value or net orderly liquidation value), subject to reserves determined by the administrative agent. At any time that our borrowing base is less than the aggregate lender commitments, we can only borrow revolving loans up to the amount of our borrowing base and not in the full amount of the aggregate lender commitments.
Generally, borrowings under the New Credit Agreement will bear interest at the Adjusted LIBO rate or the ABR, plus, in each case, an applicable margin. The applicable margin will range from (a) with respect to borrowings bearing interest at the ABR, 1.50% to 2.00%, and (b) with respect to borrowings bearing interest at the ABR (i) if the “REVLIBOR30 Screen Rate” (as defined in the New Credit Agreement) is available for such period, 1.50% to 2.00%, or (ii) otherwise, 0.0% to 0.50%, in each case for the previous clauses (a) and (b), based on our “Fixed Charge Coverage Ratio” as defined in the New Credit Agreement.
The New Credit Agreement contains financial covenants during the initial year of the agreement, requiring us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0, measured monthly on a trailing 12-month basis. We are also subject to this covenant in future periods if the available commitments is less than the greater of $15.0 million and 10% of the total commitment made by all lenders. Management has determined that we were in compliance with all financial and non-financial debt covenants as of March 31, 2021.

Cash Flows

	Three Months Ended March 31,
	2021	2020
(in thousands)
Net cash flows (used in) provided by operating activities	$(21,963)	$6,437
Net cash flows used in investing activities	(7,839)	(7,753)
Net cash flows provided by financing activities	245,098	36,710

Operating Activities
Net cash used in operating activities of $22.0 million for the three months ended March 31, 2021 was primarily due to net income of $49.4 million and non-cash adjustments of $16.1 million offset by a decrease in the net change of operating assets and liabilities of $87.5 million. Non-cash adjustments primarily consisted of depreciation and amortization of $4.0 million, unit-based compensation of $11.7 million, and inventory write-offs of $0.6 million. The decrease in the net change of operating assets and liabilities was primarily due to a $52.9 million increase in inventories and a $48.3 million decrease in accounts payable due to inventory purchase payments. These changes were offset by a $8.7 million decrease in accounts receivable, a $2.7 million decrease in prepaid expenses and other current assets, a $1.7 million increase in deferred revenue and a $0.7 million increase in accrued liabilities and other current assets and other non-current liabilities.
Net cash provided by operating activities of $6.4 million for the three months ended March 31, 2020 was primarily due to net income of $13.0 million and non-cash adjustments of $7.7 million, offset by a decrease in the net change of operating assets and liabilities of $14.3 million. Non-cash adjustments primarily consisted of depreciation and amortization of $3.2 million, inventory write-offs of $2.6 million, stock-based compensation of $1.4 million, and provision for doubtful accounts $0.5 million. The decrease in the net change of operating assets and liabilities was primarily due to a $43.3 million decrease in accounts payable and a $12.7 million increase in accounts receivable. These changes were offset by a $32.0 million decrease in inventory levels, a $8.3 million increase in accrued expenses and other current liabilities and other non-current liabilities due to increased expenditures to support general business growth, a $0.9 million increase in deferred revenue and a $0.4 million decrease in prepaid expenses and other current assets.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2021 was $7.8 million, all of which related to property and equipment acquisition or investment, software development and investment and product research and development.
Cash used in investing activities for the three months ended March 31, 2020 was $7.8 million, all of which related to property and equipment acquisition or investment, software development and investment and product research and development.
Financing Activities
Net cash provided by financing activities of $245.1 million for the three months ended March 31, 2021 was primarily related to proceeds from our IPO, net of underwriter discounts and offering costs of $245.1 million.
Net cash provided by financing activities of $36.7 million for the three months ended March 31, 2020 was primarily related to net proceeds from the line of credit of $37.6 million and proceeds from capital contributions of $1.1 million, partially offset by payments on the term loan of $1.3 million and repurchases of compensatory units of $0.7 million.
Contractual Obligations and Other Commitments
There were no material changes in our contractual obligations and other commitments during the three months ended March 31, 2021 from the contractual obligations and other commitments disclosed in the Prospectus. See Note 9 of the notes to our interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and other commitments.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2021.

Critical Accounting Policies
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Note 2 of the notes to our condensed consolidated financial statements in the section titled “—Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the Prospectus.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We were primarily exposed to changes in interest rates with respect to our cost of borrowing under our Revolving Credit Loan and Term Loan. We monitor our cost of borrowing, taking into account our funding requirements and our expectations for interest rates in the future. To date, we have not been exposed, nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar depending on the circumstances. For foreign subsidiaries where the functional currency is the local currency, assets and liabilities are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenue and expenses are translated using the average exchange rate for the relevant period. Equity transactions are translated using historical exchange rates. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other results of operations as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in general and administrative operating expenses in our consolidated statements of operations. As the impact of foreign currency exchange rates was not material to results of operations during 2018, 2019 and 2020, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or would be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not presently a party to any material pending legal proceedings. We are, from time to time, subject to legal proceedings and claims arising from the normal course of business activities, and an unfavorable resolution of any of these matters could materially affect our business, results of operations, financial condition or cash flows.
Future litigation may be necessary, among other things, to defend ourselves or our users by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
In September 2020, we joined NXN LLC and dozens of other plaintiffs in a complaint against the U.S. federal government in the United States Court of International Trade alleging unlawful actions by the federal government on the imposition of the third and fourth round of tariffs on products covered in the United States Trade Representative’s Section 301 Action Concerning China’s Act’s, Policies, and Practices Related to Technology Transfer, Intellectual Property, and Innovation. The complaint seeks declaratory judgment that the United States Trade Representative’s actions were beyond its delegated authority under the Trade Act of 1974 and in violation of the Administrative Procedure Act and the United States Constitution.
ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes and all of the other information in this Quarterly Report on Form 10-Q, before making a decision to invest in our Class A common stock. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
Summary of Risk Factors
Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as described below. The principal factors and uncertainties that make investing in our Class A common stock risky include, among others:
•risks regarding our ability to attract and engage with our users, including anticipating their product preferences;
•competitive risks in each of our three segments: Connected Machines, Subscriptions and Accessories and Materials;
•supply chain, manufacturing, distribution and fulfillment risks, including our being primarily dependent on a single China-based manufacturer and on limited sources of supply for components, accessories and materials;
•international risks, including regulation, tariffs that have materially increased our costs and the potential for further trade barriers;
•sales and marketing risks, including our dependence on sales to brick-and-mortar and online retail partners and our need to continue to grow online sales;
•risks relating to the complexity of our business, which includes connected machines, custom tools, hundreds of materials, design apps, e-commerce software, subscriptions, content, international production, direct sales, and retail distribution, particularly for a company of our relative size;
•risks related to product quality, safety and warranty claims and returns;
•risks related to protection of our intellectual property, as well as to cybersecurity and potential data breaches; and
•risks related to our dependence on our Chief Executive Officer.
Risks Related to Our Industry and Business

If we are not able to attract and engage with our users, our business and rate of growth could be adversely affected.
Since launching our first connected machine, we have built a loyal and growing community of users that has reached substantial scale. Our business and rate of growth is dependent upon our ability to attract and engage with our users. We cannot ensure that our efforts to attract and engage with users will be successful or that we will be able to maintain sales to our users. There are a number of factors that could impact our number of users and our ability to increase sales to users, including:
•a decline in the public’s interest in do-it-yourself, or DIY, crafting activities;
•pricing, perceived value and ease of use of our connected machines and accessories and materials as well as our subscriptions;
•our ability to satisfy demand for and deliver quality products and value for subscriptions;
•sales of competitive products;
•our failure to broaden our demographic appeal;
•our ability to continue to improve the user experience in each aspect of our business and successfully educate our users about our products;
•our failure to capitalize on growth opportunities;
•our inability to meet the challenges resulting from fast-paced changes in technology;
•the failure of our connected machines to communicate or sync properly with Cricut-authorized design apps, including our Design Space apps, or other third-party applications such as Android, iOS and Windows;
•unsatisfactory experiences with our products, including with respect to the use, purchasing or delivery of our products or with Cricut Member Care, including public disclosure of those experiences through social media or other communications from our community;
•changes to our product offerings;
•our failure to increase our international presence, including the failure to translate and localize our digital content and subscriptions, or the failure to further expand internationally;
•decreased word-of-mouth referrals from our community or failed marketing efforts; and
•deteriorating general economic conditions or changes in consumer spending preferences or buying trends.
As a result of these factors, we cannot be sure that we will be successful in attracting and engaging with users, or increasing sales to our users, at levels that will be adequate to maintain or grow our business.
Our revenue growth rate and financial performance in recent periods may not be indicative of our future performance, and we expect our revenue growth rate to decline compared to prior years.
We have experienced rapid revenue growth in recent periods, with revenue of $487 million and $959 million for the years ended December 31, 2019 and 2020, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior years due to a number of reasons, including more challenging comparisons to prior periods as our revenue grows, slowing demand for our products and subscriptions, increasing competition, a decrease in the growth of our overall market and our failure to capitalize on growth opportunities. For example, during the COVID-19 pandemic, we have seen significant growth in sales online through the online channels of our brick-and-mortar or online retail partners as well as through our website in 2020, but there can be no assurance that online sales will remain at these levels in the future or that we will be able to continue to significantly grow our online channels, particularly once the rollout of COVID-19 vaccines becomes more prevalent, restrictions on movement are lifted and full-time return to work trends normalize.
If we are unable to anticipate user preferences and successfully develop and introduce new, innovative and updated products in a timely manner, our business may be adversely affected.
Our success in maintaining and increasing our user community depends on our ability to identify trends, as well as to anticipate and react to changing preferences, which cannot be predicted with certainty. If we are unable to introduce new or enhanced products, or additional designs and projects, in a timely manner, if such new offerings are not accepted by our user community or if our competitors introduce similar offerings faster than we do, our business may be adversely affected. We also need to successfully educate our users on new offerings or improvements to current offerings. Moreover, our new offerings may not receive market acceptance if preferences change rapidly to different types of personal DIY offerings or away from these types of offerings altogether. Our future success depends in part on our ability to anticipate and respond to these changes as well as to improve the user experience in each aspect of our business. For example, some users find our connected machines to be challenging to use or may require user education in order to operate them efficiently or have the best user experience. If we are not able to make our connected machines easier to use or improve user education and experience, it may have an adverse effect on our business. In addition, failure to anticipate and respond in a timely manner to changing user preferences could lead to, among other things, reduced word-of-mouth referrals, lower sales, lower subscription rates, pricing pressure, lower gross margins, discounting of our existing products and excess inventory levels.
Even if we are successful in anticipating user preferences, our ability to adequately react to and address them will partially depend upon our continued ability to develop and introduce innovative, high-quality products. Development and launch of new or enhanced products is time-consuming and requires significant financial investment, which could result in increased costs and a reduction in our profit margins. We have experienced, and may in the future experience, delays in the planned release dates of new products. Delays could result in adverse publicity (if potential new product announcements are leaked and then delayed), loss of sales and delay in market acceptance, any of which could cause us to lose or fail to engage with existing users or impair our ability to attract new users. In addition, the introduction of new products by competitors could adversely affect our ability to compete. Any delay or failure in the introduction of new products could harm our business, results of operations and financial condition.
Moreover, we must successfully manage the introduction of new or enhanced products and product offerings, which could adversely affect the sales of our existing products. For instance, users may choose to forgo purchasing existing connected machines in advance of new product launches, and we may experience higher returns from users of existing products after a new product launch occurs. As we introduce new or enhanced products, we may face additional challenges related to managing a more complex supply chain and manufacturing process, including the time and cost associated with onboarding and overseeing additional suppliers, contract manufacturers and third-party logistics partners. We may also face challenges managing the inventory of new or existing products, which could lead to excess inventory and discounting of such products. Users may negatively react to changes we introduce to products and product offerings. In addition, new or enhanced products may have varying selling prices and costs compared to legacy products, which could negatively impact our gross margins and results of operations.
We derive a significant portion of our revenue from sales of our connected machines, and a decline in sales of our connected machines would adversely affect our future revenue and results of operations.
We derive a significant portion of our revenue from sales of our connected machines. Any factors adversely affecting sales of our connected machines, including introduction by competitors of comparable machines at lower price points, a maturing product lifecycle, shortages in our supply or inventory of connected machines, a decline in consumer spending or other factors discussed elsewhere in this Risk Factors section, could result in a decline in sales of our connected machines, which would adversely affect our future revenue and results of operations. Moreover, because we derive a significant portion of our revenue from the sale of subscriptions and accessories and materials as an extension of the sales and use of our connected machines, any material decline in the sales and use of our connected machines would also have a pronounced impact on the sales of subscriptions and accessories and materials, which would adversely affect our future revenue and results of operations.
Our results of operations could be adversely affected if we are unable to accurately forecast consumer demand for our products or adequately manage our inventory, the manufacturing capacity of our contract manufacturers or their component supply.
Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products, changes in demand for the products of our competitors, unanticipated changes in general market or economic conditions or changes in consumer confidence in future economic conditions. This risk may be exacerbated by the fact that we do not have the manufacturing capacity or supply-chain flexibility to satisfy short-term demand increases. For example, during the COVID-19 pandemic and stay-at-home orders, we saw significant growth in sales in 2020, which has strained our inventory levels and caused shortages that likely resulted in lost sales. If we fail to accurately forecast consumer demand, we may experience insufficient or excess inventory levels or a shortage or surplus of products available for sale. If we underestimate demand or are otherwise unable to meet consumer demand, we could experience loss of revenue, reputational harm and damaged relationships, including through social media or other communications from our community, and adversely affect our business, financial condition and results of operations. If we forecast inventory levels in excess of consumer demand, this may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and premium nature of our brand image.
We depend on sales to brick-and-mortar and online retail partners, including a limited number of sophisticated key brick-and-mortar and online retail partners. The loss or substantial decline in volume of sales to any of our key brick-and-mortar and online retail partners could adversely affect our financial performance.
Our financial performance has been and will continue to be significantly determined by our success in attracting and retaining brick-and-mortar and online retail partners. For the three months ended March 31, 2021, our top seven brick-and-mortar and online retail partners accounted for 52% of product revenue. We anticipate that this concentration will continue for the foreseeable future.
We are dependent on our brick-and-mortar and online retail partners to manage the sales of our products in their stores and on their websites. For example, we depend on brick-and-mortar retail partners to provide adequate and attractive space for our products and point of purchase displays in their stores and to employ, educate and motivate their sales personnel to sell our products. We also depend on our brick-and-mortar and online retail partners to adequately market our products on their websites and provide a positive online shopping and shipping experience for their customers. However, we generally do not have significant input or control over the display or promotion of our products by our brick-and-mortar and online retail partners, and they are generally not prohibited from promoting products of our competitors.
Our key brick-and-mortar and online retail partners have demanded and may in the future demand heightened security, product safety or packaging requirements and specified service levels. If we fail to meet these requirements, we may not only lose a brick-and-mortar and online retail partner, but we may have to pay significant punitive costs or retailer-imposed fines for such failures. We also impose policies and guidelines on our brick-and-mortar and online retail partners through our contractual agreements. If a retailer fails to follow the policies and guidelines in our sales agreements, we may choose to temporarily or permanently stop shipping product to that retailer, which could adversely affect our revenue and results of operations.
Because our key brick-and-mortar and online retail partners have dominant positions in their markets, a loss of any key retailer may not be easily replaced. The loss or substantial decline in volume of sales to our key brick-and-mortar and online retail partners would adversely affect our financial performance. Moreover, if we are not able to meet demand from our key brick-and-mortar and online retail partners, they may limit or eliminate our shelf space, fail to feature our products on their websites or cease to offer our products and instead offer or promote products from our competitors who are able to meet their demands.
If the financial condition of one or more of our key brick-and-mortar and online retail partners weakens, a key retailer stops selling our products or uncertainty regarding demand for some or all of our products causes one or more of these brick-and-mortar and online retail partners to reduce its ordering and marketing of our products, it could decrease revenue from sales to brick-and-mortar and online retail partners and adversely affect our total revenue. Financial difficulties for one or more of our key brick-and-mortar and online retail partners could also expose us to financial risk if such retailer were unable to pay for the products purchased from us. We may not be able to collect our receivables from our brick-and-mortar and online retail partners, or we may incur significant expense in attempting to collect receivables, which would materially and adversely affect our profitability and cash flows from operations. For example, the COVID-19 pandemic has had a material adverse effect on many retail chains generally, many of whom were required to close their stores for periods of time, and some of which have gone out of business. While the challenges that many retail chains experienced during the COVID-19 pandemic have not had a material adverse effect on our business, such challenges could negatively affect our business and results of operations in the future.
Our long-term growth is dependent upon our ability to increase online sales through the websites of our brick-and-mortar and online retail partners as well as through our own website. If we do not effectively grow our online channels while reducing our reliance on our other sales channels, our business, financial condition, results of operations and profitability could be harmed.
Our ability to continue our revenue growth and increase our profitability depends in part upon our ability to successfully implement certain strategic go-to-market initiatives, including expanding our online sales presence while continuing to work with key brick-and-mortar and online retail partners. Our online sales include online sales through the websites of our brick-and-mortar and online retail partners as well as through our own website cricut.com. In each of the years ended December 31, 2019 and 2020, 48% of our revenue was generated from these online channels. There can be no assurance that online sales will remain at these levels in the future or that we will be able to continue to significantly grow our online channels.
To successfully grow our sales through cricut.com, we must continue to drive traffic to our website, convert a larger percentage of potential brick-and-mortar and online retail partner sales to our website and create and maintain a streamlined and intuitive online shopping experience. Increasing sales through cricut.com may be costly and may place increased demands on our operational, managerial, administrative and other resources. We are dependent on our brick-and-mortar and online retail partners to manage their own e-commerce operations effectively and to promote our products through those channels. We or our brick-and-mortar and online retail partners may be unable to effectively address the challenges involved with increasing online sales, which could negatively affect our results of operations and financial condition.
Sales through online channels, either through cricut.com or our online retail partners’ websites, could reduce sales by our current brick-and-mortar retail partners, which could adversely affect our relationship with our brick-and-mortar retail partners, particularly those that do not have a strong online presence. Based on our strategic initiative to increase sales through online channels, our brick-and-mortar retail partners may decide not to adequately display our products in store, choose to reduce the in-store space for our products, locate our products in less than premium positioning in their store, choose not to carry some or all of our products or promote competitors’ products over ours in store, and as a result, our sales could decrease and our business could be harmed.
If we are not successful in effectively and sustainably growing our online sales channels, through cricut.com and our brick-and-mortar and online retail partners’ websites, our business, financial condition, results of operations and profitability could be harmed.
If we are unable to maintain or increase our subscriptions, or if existing users do not renew their subscriptions, our future revenue and results of operations could be harmed.
As of March 31, 2021, approximately 33% of our users were Paid Subscribers. If we are unable to maintain or increase subscriptions, which have higher margins than our other products, our future revenue and results of operations could be harmed. Our Paid Subscribers have no contractual obligation to renew their subscriptions to Cricut Access or Cricut Access Premium after the expiration of their initial subscription term, and our subscriptions may be offered on a monthly and annual basis. The images and designs on our platform are available for purchase à la carte, which may limit the incentive for users to purchase subscriptions. Our ability to increase new subscriptions may decline or fluctuate as a result of a number of factors, including seasonality, the quality of images and projects we offer, the number of new features and capabilities only offered through our subscriptions, the prices of products offered by our competitors and the budgets and consumer spending habits of our users. If our users do not renew their subscriptions or if additional users do not purchase subscriptions, our future revenue and results of operations could be harmed. To the extent that users of our free design apps do not purchase images, projects or products à la carte or convert to a subscription, our future revenue and results of operations could be harmed. Our efforts to increase our subscriptions may not have the desired effect. For example, we recently proposed changes to our free Design Space app that would have limited the number of personal images or patterns a user could upload each month without a subscription; however, because of user reaction, we determined not to proceed with the proposed changes. Instead of increasing subscriptions, other attempts to increase subscriptions could cause our users to limit their use of our connected machines, cause reputational harm and damaged relationships, and result in reduced sales of connected machines and accessories and materials, any of which could negatively affect our future revenue and results of operations. Finally, any future changes to our subscription model could make our subscriptions less attractive to users or reduce our margins on subscriptions, which could negatively affect our future revenue and results of operations.
We operate in a highly competitive market and we may be unable to compete successfully against existing and future competitors.
The markets in which we participate, including the traditional craft market and the other creative or DIY markets we touch, are highly competitive with limited barriers to entry. We operate and manage our business in three reportable segments: Connected Machines, Subscription and Accessories and Materials. We face competition in every aspect of our business, but particularly in Accessories and Materials. Many accessories and materials produced by our competitors, including the private label products of some of our retail partners, are compatible with our connected machines and are often available for purchase through our retail partners. Our competitors may offer competing accessories and materials at lower price points or with different features than our products. Moreover, we expect the competition in the accessories and materials DIY market to intensify in the future as new and existing competitors introduce new or enhanced products that may compete with our product lines. Because we derive a significant portion of our revenue from the sales of accessories and materials, any material decline in such sales would have a pronounced impact on our future revenue and results of operations.
We also experience competition in connected machines from sellers of both connected and manual cutting and other machines. For example, Brother, Graphtec and Silhouette America sell cutting machines, and a number of companies sell heat press machines. Our Subscriptions business, which provides users with fonts and images for making designs, competes with free content available on the Internet.
With respect to all of our segments, introduction by competitors of comparable products at lower price points, a maturing product lifecycle, a decline in consumer spending or other factors could result in a decline in our revenue derived from our products, which may adversely affect our business, financial condition and results of operations.
As our product categories mature, new competitive forces and competitors may emerge. As we expand our product offerings, we may begin to compete in new product offerings with new competitors. Our competitors may develop, or have already developed, products, features, content, services or technologies that are similar to ours or that achieve greater market acceptance, undertake more successful product development efforts, create more compelling employment opportunities or marketing campaigns or may adopt more aggressive pricing policies. Our competitors may develop or acquire, or have already developed or acquired, intellectual property rights that significantly limit or prevent our ability to compete effectively in the public marketplace. In addition, our competitors may have significantly greater resources than we do, allowing them to identify and capitalize more efficiently upon opportunities in new markets and consumer preferences and trends, quickly transition and adapt their products, devote greater resources to marketing and advertising or better position themselves to withstand substantial price competition. If we are not able to compete effectively against our competitors, they may acquire and engage our users or generate revenue at the expense of our efforts, which could adversely affect our business, financial condition and results of operations.
Sales of copycat products or unauthorized “gray market” products by brick-and-mortar and online retail partners or distributors could adversely affect our authorized distribution channels and harm our reputation, business and results of operations.
Copycat companies or products may attempt to imitate our connected machines and accessories and materials, our brand or the functionality of our products. When consumers purchase copycat products in lieu of our products, it negatively affects our business and results of operations. In the past, when we have become aware of such products, we have employed technological or legal measures in an attempt to halt their distribution, and we plan to continue to employ such measures in the future. However, we may be unable to detect all copycat products in a timely manner, and, even if we could, technological and legal measures may be insufficient to halt their distribution. In some cases, particularly in the case of brick-and-mortar and online retail partners and distributors operating outside of the United States, our available remedies may not be adequate to protect us against the effect of such copycat products. Regardless of whether we can successfully enforce our rights against the producers of these products, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations or financial condition. For example, we are currently aware of certain unauthorized copycat products, such as mats and other accessories, that are actively marketed for use with our connected machines and are available through certain major online retail partners. We have taken legal action against certain of the producers of these copycat products and anticipate expending significant financial or other resources in the future to combat these products. In addition, to the extent that sales of copycat products create confusion or experiences with our products among consumers, our brand and business could be harmed. For example, in some cases, users purchase copycat products believing them to be Cricut products and then inaccurately attribute defects with those products to Cricut, which would adversely affect our reputation. In other cases, our users purchase copycat accessories to use with their connected machine, but since the copycat accessories are not calibrated correctly to work with our connected machines, they may have a negative experience and attribute it to the connected machine.
Further, some of our products may find their way to unauthorized outlets or distribution channels. This “gray market” for our products can undermine authorized brick-and-mortar and online retail partners and distributors who promote and support our products and can damage our reputation and business, and we may have to spend significant time and resources in the future to challenge such copycat products and unauthorized “gray market” products.
Competitive pricing pressures, including with respect to our products, subscriptions and shipping, may harm our business and results of operations.
If we are unable to sustain pricing levels for our products and subscriptions, whether due to competitive pressure or otherwise, our gross margins could be significantly reduced. As of March 31, 2021, our portfolio of connected machines range from $179.99 to $399.99 MSRP, and subscription offerings range from $9.99 per month to $95.88 per year for Cricut Access or $119.88 per year for Cricut Access Premium, which includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping. Within our accessories and materials, our SKUs range in price from $0.99 to $239.99.
Demand for our products can be sensitive to price, especially in times of slow or uncertain economic growth and consumer economic conservatism. Many factors can significantly impact our pricing strategies, including production and personnel costs, as well as other factors outside of our control, such as consumer sentiment, increases in the price of raw materials, and our competitors’ pricing and marketing strategies. Changes in our pricing strategies have had, and may continue to have, a significant impact on our revenue and net income. From time to time, we have made changes to our pricing structure to remain competitive, because if we fail to meet our brick-and-mortar and online retail partners’ and users’ price expectations, we could lose sales. Furthermore, brick-and-mortar and online retail partners may choose to offer promotions or sales on our products, including our connected machines, and we may have to match those prices on our own website to continue to attract users to our website to make purchases, which could affect our business and results of operations.
Many of our accessories and materials, including vinyl, iron-on vinyl, paper, metal, laminate, leather, fabric, stationery, stickers and other merchandise, are also offered by our competitors at lower prices or with free or accelerated shipping timelines that we either are unable to or choose not to match. Accordingly, if a user runs out of materials during a project, they may opt to purchase a replacement from a competitor or other online retail partner, such as Amazon, to receive one or two-day shipping, which we may not be able to offer. In addition, many of our competitors discount our accessories and materials or competitors’ accessories and materials at significant levels, and, as a result, we may be compelled to change our discounting strategy, which could impact our business and results of operations. If in the future, due to competitor discounting, shipping or other marketing strategies, we significantly reduce our prices on our products without a corresponding increase in sales volume, it would negatively impact our revenue and could adversely affect our gross margins and overall profitability.

Further, our decisions around the development of new products and subscriptions are grounded in assumptions about eventual pricing levels. If there is price compression in the market after these decisions are made, our business and results of operations could be adversely affected.
If we are not able to accurately estimate variable consideration from sales incentives each quarter, it could affect revenue in future periods.
We participate in promotional and rebate programs with our key brick-and-mortar and online retail partners to enhance the sale of our products. These promotional programs consist of incentives or entitlements to our customers, such as advertising allowances, volume and growth incentives, business development, product damage allowances and point-of-sale support. Sales incentives are considered to be variable consideration, which we estimate each quarter using the expected value method or most likely amount, based upon the nature of the incentive. Sales are reduced by the cost of these promotional and rebate programs and we record a related customer rebate liability in our consolidated balance sheets at the date of the transaction. To the extent that our estimates of variable consideration from sales incentives each quarter are not accurate, it could affect our revenue in future periods.
We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth and the complexity of our business effectively, our brand, company culture and financial performance may suffer.
We have grown rapidly in recent years and have limited operating experience at our current size. For example, our revenue has grown from $340 million to $487 million to $959 million for the years ended December 31, 2018, 2019 and 2020, respectively. In addition, between January 1, 2019 and December 31, 2020, our employee headcount increased from over 350 to over 640, and we expect headcount growth to continue for the foreseeable future. Further, as we grow, our business becomes increasingly complex, particularly for a company of our relative size. To effectively manage and capitalize on our growth, we must continue to forecast demand and manage our supply chain, expand our sales and marketing, focus on innovative product development, upgrade and secure our management information systems and other processes and obtain more space for our expanding staff. Our continued growth and complexity could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training and managing a diffuse and growing employee base. Failure to scale with growth could harm our future success, including our ability to effectively focus on and pursue our corporate objectives. Moreover, the complicated nature of our business, in which we design our own products, develop our own design apps, rely on third-party manufacturers and sell our products through brick-and-mortar and online retail partners, as well as through our website, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. If we do not adapt to meet these evolving challenges, including hiring and maintaining the right number of employees for each aspect of our business, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products may suffer and our company culture may be harmed.
Our growth strategy contemplates an increase in our advertising and other sales and marketing spending, which represented 9%, 8% and 7% of revenue in 2018, 2019 and 2020, respectively. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated, and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.
Because we have a limited history of operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth and anticipate the risks that may affect our business. This limited operating experience, combined with the complexity of our business and rapidly evolving nature of the market in which we sell our products, raises substantial uncertainty concerning how these markets and other economic factors beyond our control may develop and reduces our ability to accurately forecast quarterly or annual revenue. Failure to manage our future growth effectively could adversely affect our business, financial condition and results of operations.
Our business is affected by seasonality.

Our business has historically been influenced by seasonal trends. We generate a disproportionate amount of sales activity related to our products during the fourth quarter, due in large part to seasonal holiday demand. For example, in 2018, 2019 and 2020 our fourth quarter represented 39%, 36% and 39% of total revenue for the year, respectively. Our promotional discounting activity is also higher in the fourth quarter as well, which negatively impacts gross margin during this period. Accordingly, adverse events that occur during these months could have a disproportionate effect on our results of operations for the entire fiscal year. In contrast, sales of accessories and materials typically slow in the second quarter of the year in connection with school summer holidays. Seasonality in our business can also be affected by introductions of new or enhanced products, including the costs associated with such introductions. Furthermore, our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our results of operations may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Moreover, we have experienced a significant increase in sales since the outbreak of the COVID-19 pandemic, and the rollout of COVID-19 vaccines, lifting of restrictions on movement and/or normalized full-time return to work trends may negatively impact demand for our products and subscriptions, and our sales activity may diminish as a result.
Our quarterly results of operations and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.
Our quarterly results of operations and other operating metrics have fluctuated and may continue to fluctuate in the future. Additionally, our limited operating history at our current scale of operations makes it difficult to forecast our future results. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. Our financial condition, results of operations and operating metrics in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including those discussed in this Risk Factors section and:
•the continued market acceptance, and the growth, of the personal craft market;
•our ability to attract and engage our users, leading to increased sales to them;
•our development and improvement of the quality of our user experience, including enhancement of existing products, creation of new products, technology and features and licensing of new content;
•the continued development and upgrading of our proprietary software;
•the timing and success of new products, features and content introductions by us or our competitors or any other change in the competitive landscape of the markets in which we operate;
•pricing pressure as a result of competition or otherwise;
•delays or disruptions in our supply chain;
•errors in our forecasting of the demand for our products, which could lead to lower revenue, increased costs or both;
•increases in marketing, sales and other operating expenses;
•seasonal fluctuations in subscriptions, engagement by users and purchases of accessories and materials;
•the mix of our products sales from period to period;
•our ability to maintain gross margins and operating margins;
•system failures or breaches of security or privacy;
•adverse litigation judgments, settlements or other litigation-related costs;

•changes in the legislative or regulatory environment, including with respect to privacy, data protection and security, consumer product safety and advertising or enforcement by government regulators, including fines, orders or consent decrees;
•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•changes in our effective tax rate;
•changes in accounting standards, policies, guidance, interpretations or principles; and
•changes in business or macroeconomic conditions, including the impact of the current COVID-19 outbreak, lower consumer confidence, recessionary conditions, increased unemployment rates or stagnant or declining wages.
Any one of the factors above or the cumulative effect of some of the factors above may result in significant fluctuations in our results of operations.
The variability and unpredictability of our quarterly results of operations or other operating metrics could result in our failure to meet our or investors’ expectations or those of analysts that cover us with respect to revenue or other results of operations for a particular period. If we fail to meet such expectations, the market price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.
Our future growth depends in part on further penetrating our SAM and TAM and we may not be successful in doing so.
We believe that our growth depends on our ability to reach our market opportunity in terms of our SAM, which includes active creatives who we address with our current products and price points, and our TAM, which includes potential creatives who we believe we can reach over the long term as we make products for new uses and products that are more accessible, even easier to use and available at a broad set of price points. See the section titled “Business – Our Opportunity.” We assess our SAM and TAM in the United States and Canada, as well as internationally. We believe that in order to further penetrate our SAM and TAM, we must continually improve ease of use and user experience, launch new products in new categories and expand internationally. For example, some users find our connected machines to be challenging to use or may require user education in order to operate them efficiently or have the best user experience. If we are not able to make our connected machines easier to use or improve user education and experience, we may not be able to expand our SAM and TAM. Our SAM and TAM are representative of a broad demographic. However, historically we have served a largely female demographic representing 96% of our users as of September 30, 2020. We continue to explore additional offerings that address new categories that will appeal to a wider demographic. Any new offerings may not appeal to current consumer preferences and may not be accepted by our user community or potential new users. While we believe our growth depends on our ability to expand our sales into our SAM and our TAM, we cannot be certain that we will be successful in doing so.
Our focus on delivering a high-quality product, which may not maximize short-term financial results, may yield results that conflict with the market’s expectations and could result in our stock price being negatively affected.
We focus on delivering a high-quality product, which may not necessarily maximize short-term financial results. We operate on the conviction that focusing on the needs of our users and our employees will produce positive results for our owners over the long term. We frequently make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve our users’ experience, which we believe will improve our financial results over the long term. These decisions may not be consistent with the short-term expectations of our stockholders or produce the long-term benefits that we expect, which could hinder the growth of the number and engagement of our users and harm our business, financial condition and results of operations.

Any failure to successfully implement new technology or upgrade our information technology systems, or any major disruption or failure of our information technology systems or websites, could adversely affect our business and operations.
Certain of our information technology systems are designed and maintained by us and are critical for the efficient functioning of our business, including the manufacture and distribution of our products, online sales of our products and the ability of our users to access their content and designs. Our rapid growth has, in certain instances, strained these systems. As we grow, we continue to implement modifications and upgrades to our systems, including sunsetting the use of internal servers and the implementing a company-wide product lifecycle management system. These changes subject us to inherent costs and risks associated with replacing and upgrading these systems, including, but not limited to, impairment of our ability to fulfill brick-and-mortar and online retail partners orders and other disruptions in our business operations. Further, our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all.
Our platform is complex and multifaceted, and operational and performance issues could arise both from the platform itself and from outside factors, such as cybersecurity attacks or other third-party attacks. Errors, failures, vulnerabilities or bugs have been found in the past, and may in the future be found. Our platform also relies on third-party technology and systems to perform properly, and our platform is often used in connection with computing environments utilizing different operating systems, system management software, equipment and networking configurations, which may cause errors in, or failures of, our platform or such other computing environments. Operational and performance issues with our platform could include the failure of our user interface, outages, errors during upgrades or patches, unanticipated volume overwhelming our systems, server failure or catastrophic events affecting one or more server farms. While we have built redundancies in our systems, full redundancies do not exist, and some failures could shut our platform down completely. As our user community grows and their usage of our services increases, we will be required to make additional investments in network capacity to maintain adequate data transmission speeds, the availability of which may be limited, and the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our users’ usage increases, our network may be unable to achieve or maintain sufficiently high reliability or performance. In the event that our users are unable to access our platform or suffer operational issues with our platform, it could negatively affect their experience with our products and platform and harm our reputation.
In addition, any unexpected technological interruptions to our systems, internal servers or websites could disrupt our operations, including our ability to process orders, timely ship and track product orders, project inventory requirements, manage our supply chain, sell our products online, provide Cricut Member Care and otherwise adequately serve our community. Specifically, a portion of our online sales comes directly from cricut.com, and any system interruptions or delays could prevent potential customers from purchasing our products directly from us. If users or potential customers fail to purchase our products directly from us, or if we are otherwise unable to maintain an efficient and uninterrupted operation of online order-taking and fulfillment operations, our revenue will be negatively impacted. In the event we experience significant disruptions or are unable to repair our systems in an efficient and timely manner, it could adversely affect our business, financial condition and results of operations.
Our sales to brick-and-mortar and online retail partners can be subject to lower gross margins, heightened product or packaging requirements or long ramp up times.
Our top seven brick-and-mortar and online retail partners, measured by the product revenue we derive from them, accounted for 52% of product revenue for the three months ended March 31, 2021. Gross margins from sales to retailers may decline as a result of a number of factors outside our control, including tariffs as a result of trade wars and our reliance on a primary contract manufacturer which holds influence over the supply chain. This may magnify the impact of variations in revenue and operating costs on our results of operations, which in turn could adversely affect our overall margins and profitability. We had in 2018, 2019 and 2020, and may continue to have in the future, low gross margins in the early stages of our relationships with certain brick-and-mortar and online retail partners, particularly international brick-and-mortar and online retail partners that often require significant ramp-up periods, which has and may in the future adversely affect our total revenue. To compete effectively, we have been, and may in the future decide to offer significant discounts to large brick-and-mortar and online retail partners at lower margins or reduce or withdraw from existing relationships with smaller brick-and-mortar and online retail partners, which could negatively impact our revenue and could adversely affect our gross margins and overall profitability.

We rely on a limited number of distributors to generate a portion of our sales, particularly in our international target markets. The loss of, or a substantial decline in, volume of sales from any of our key distributors could adversely affect our financial performance.
We rely on a limited number of distributors for certain domestic sales, including to help establish relationships with certain retailers, and primarily sell through distributors internationally. If we lose any of our key distributors, particularly in our international target markets, if we are unable to meet our key distributors’ demand requirements or if our key distributors sell competing products, our business and results of operations could be adversely affected. Moreover, because certain of our key distributors may have dominant positions in their markets, such key distributors may not be easy to replace and the loss of a key distributor could also impact our relationships with certain retailers. Any loss of market share or financial difficulties faced by our key distributors, including bankruptcy and financial restructuring, could adversely affect our financial performance.
We also continue to pursue direct to retailer sales, which may impact our relationships with existing distributors. In the future, we may choose to temporarily or permanently stop shipping product to distributors who do not follow the policies and guidelines in our sales agreements, which could adversely affect our revenue and results of operations.
Additionally, our international distributors generally buy from us in U.S. dollars and generally sell to retailers in local currency, so significant currency fluctuations could affect their profitability, and in turn, affect their ability to buy products from us in the future. For example, the COVID-19 pandemic has created significant short-term volatility in global stock markets and has caused currency exchange rate fluctuations that make it more expensive for international distributors to purchase our products. Any reduction in sales by our international retailers could harm our international expansion and adversely affect our future growth.
Our future success depends on the continuing efforts of our key employees and our ability to attract and retain highly skilled personnel and senior management.
Our future success depends, in part, on our ability to continue to identify, attract, develop, integrate and retain qualified and highly skilled personnel, including senior management, engineers, designers, product managers, logistics and supply chain personnel, retail managers and Cricut Member Care personnel. In particular, we are highly dependent on the services of Ashish Arora, our Chief Executive Officer and the founder of our current product family and business model, who is critical to the development of, future vision for and strategic direction of our business. We also heavily rely on the continued service and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our strategic direction. If our senior management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, then our business and future growth prospects could be harmed.
Additionally, the loss of any key personnel could make it more difficult to manage our operations and research and development activities, reduce our employee retention and revenue and impair our ability to compete. In connection with our initial public offering, we entered into employment letters with our key personnel. These letters have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees.
Competition for highly skilled personnel in our industry is often intense. We may not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our Class A common stock declines, it may adversely affect our ability to hire or retain highly skilled employees. In addition, we may periodically change our equity compensation practices, which may include reducing the number of employees eligible for equity awards or reducing the size of equity awards granted per employee. If we are unable to attract, integrate or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business and future growth prospects could be harmed.
Our success depends on our ability to maintain the value and reputation of the Cricut brand.

We believe that our brand is important to our large and loyal community of users, many of whom become deeply engaged with our brand. Maintaining, protecting and enhancing our brand depends largely on the success of our marketing efforts, our ability to provide consistent, high-quality products, services, features, content and support and our ability to successfully secure, maintain and defend our rights to use the Cricut, Cricut Access, Cricut EasyPress, Cricut Explore, Cricut Maker and Design Space marks and other trademarks important to our brand or that we develop in the future. Our brand value also depends on our ability to maintain a positive user perception of our corporate integrity and culture. We believe that the importance of our brand will increase as competition further intensifies and brand promotion activities may require substantial expenditures. Our brand could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity, including through social media or other communications from our community. Unfavorable publicity about us, including our products, technology, Cricut Member Care, content, personnel and suppliers could diminish confidence in, and the use of, our products. Such negative publicity also could adversely affect the size, engagement and loyalty of our user base or the effectiveness of word-of-mouth marketing, and result in decreased revenue, or require us to expend additional funds for marketing efforts, which could adversely affect our business, financial condition and results of operations.
We rely on Amazon Web Services for a substantial portion of our computing, storage, data processing, networking and other services. Any disruption of or interference with our use of Amazon Web Services or other third-party services could adversely affect our business, financial condition and results of operations.
We rely on Amazon Web Services for a substantial portion of our computing, storage, data processing, networking and other services. Any significant disruption of, or interference with, our use of Amazon Web Services could adversely affect our business, financial condition and results of operations. Amazon Web Services has broad discretion to change and interpret the terms of service and other policies with respect to us, and those actions may be unfavorable to our business operations. Amazon Web Services may also take actions beyond our control that could seriously harm our business, including discontinuing or limiting our access to one or more services, increasing pricing terms, terminating or seeking to terminate our contractual relationship altogether or altering how we are able to process data in a way that is unfavorable or costly to us. Although we expect that we could obtain similar services from other third parties, if our arrangements with Amazon Web Services were terminated, we could experience interruptions on our platform and in our ability to make our content available to users, as well as delays and additional expenses in arranging for alternative cloud infrastructure services. Any transition of the cloud services currently provided by Amazon Web Services to another cloud provider would be difficult to implement and will cause us to incur significant time and expense.
Additionally, we are vulnerable to service interruptions experienced by Amazon Web Services and other providers, and we expect to experience interruptions, delays or outages in service availability in the future due to a variety of factors, including infrastructure changes, human, hardware or software errors, hosting disruptions and capacity constraints. Outages and capacity constraints could arise from a number of causes such as technical failures, natural disasters, fraud or security attacks. The level of service provided by these providers, or regular or prolonged interruptions in that service, could also affect the use of, and our users’ satisfaction with, our products and services and could harm our business and reputation. In addition, hosting costs will increase as user engagement grows, which could harm our business if we are unable to grow our revenue faster than the cost of using these services or the services of other providers. Any of these factors could further reduce our revenue or subject us to liability, any of which could adversely affect our business, financial condition and results of operations.
If we fail to offer high-quality customer support, our business and reputation will suffer.
Once users purchase our products, they depend on Cricut Member Care to resolve technical and operational issues relating to our products. Our ability to provide effective customer support is largely dependent on our ability to attract, train and retain qualified personnel with experience in supporting customers using complex products and software such as ours. We spend significant time and resources in training our Cricut Member Care team to effectively use our software and to resolve any issues that may arise with Design Space, Cricut Access and Cricut Access Premium. A variety of factors including an increase in sales or fluctuation in demand for support due to seasonality or other factors, have and will continue to put additional pressure on our customer support team. In particular, the COVID-19 pandemic-related closure of our offices has forced our Cricut Member Care staff to work from home, which has and may continue to result in work-productivity issues or a decrease in efficiencies, particularly during times of high call volume as we have seen when delivery lead times get longer. We may be unable to respond quickly enough to accommodate short-term increases in demand for technical support. In addition, as we continue to grow our operations and expand internationally, our Cricut Member Care team will face additional challenges, including those associated with delivering support, training and documentation in languages other than English and across various time zones globally. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed, and we may need to hire additional support personnel, which could negatively impact our results of operations, particularly if it is not accompanied by a corresponding increase in revenue. In addition, we provide self-service support resources to our users, some of which rely on engagement and collaboration by and with other users. If we are unable to continue to develop self-service support resources that are easy to use and allow our users to resolve their technical issues, or if our users choose not to collaborate or engage with other users on technical support issues, our self-service support resources may not be effective, and our users’ experience with our platform may be negatively impacted. Any failure to, or market perception that we do not, maintain high-quality support, including through social media or other communications from our community, could harm our reputation, our ability to attract new users, the engagement of our existing users with our platform and our business, results of operations and financial condition.
Our business depends on the integration of our software across a wide range of desktop and mobile devices and operating systems that are outside of our control.
Users engage with our software across a wide range of desktop and mobile devices and from a number of operating systems that are outside of our control. We are dependent on the interoperability of our software, as well as Cricut Access, Cricut Access Premium, Cricut Joy App, Design Space and other design apps, with popular desktop and mobile operating systems, such as Android and iOS. Any changes in such systems that degrade the functionality of our software or design apps or give preferential treatment to competitors could adversely affect our software’s usage on desktop and mobile devices. To deliver high-quality images and projects, it is important that our software is designed effectively and works well with a range of third-party desktop and mobile systems, networks and standards. We may not be successful in developing relationships with key participants with original equipment manufacturing or mobile industry or in developing software that operate effectively with these technologies, systems, networks or standards. For example, mobile network operators or operating system providers could block or place onerous restrictions on the ability to download and use our software.
Outside of the United States, it is possible that governments of one or more countries may seek to censor images or projects available on our software or website or even attempt to block access to our website or design apps. If we are restricted from operating in one or more countries, our ability to attract and engage users in those regions may be adversely affected, and we may not be able to grow our business as we anticipate.
Failures in Internet infrastructure or interference with broadband access, including regulatory actions, could cause current or potential users to believe that our platform system or design apps are unreliable, possibly leading our users to switch to our competitors or to avoid using our products and subscriptions.
Many of our products and our subscriptions depend on our users’ high-speed broadband access to the Internet. Increasing numbers of users and increasing bandwidth requirements may degrade the performance of our users’ Internet access and therefore their access to or experience with our services and design apps. In particular, during the COVID-19 pandemic, many people are working or attending school from home, significantly increasing the number of users and volume of data on residential Internet systems. If Internet access service providers have outages or deteriorations in their quality of service, our users will not have access to our platform or may experience a decrease in the quality of our services. Frequent or persistent interruptions, even if resulting from users’ personal Internet access rather than our systems, could cause current or potential users to believe that our systems or services are unreliable, leading them to switch to our competitors or avoid using our products and subscriptions, and could permanently harm our reputation and brands.
In addition, users who access our subscriptions and design apps through mobile devices, such as smartphones and tablets, should utilize a high-speed connection, such as Wi-Fi, 4G, 5G or LTE, to ensure the best experience with our services and design apps. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent phone companies, cable companies and wireless companies. These providers could take measures that degrade, disrupt or increase the cost of user access to high-speed Internet connections, any of which would make our design apps and subscriptions less attractive to users, and reduce our revenue. Failures of Internet infrastructure or interference with broadband access may also impact our international expansion in countries that lack widespread high-speed Internet.
Further, in January 2018, the Federal Communications Commission, or the FCC, released an order reclassifying broadband Internet access as an information service, subject to certain provisions of Title I of the Communications Act of 1934. Among other things, the order eliminates rules adopted in 2015 that prohibited broadband providers from blocking, impairing or degrading access to legal content, applications, services or non-harmful devices or engaging in the practice of paid prioritization, e.g., the favoring of some lawful Internet traffic over other traffic in exchange for higher payments. The order was contested in federal court; it was largely affirmed by a three-judge panel but the panel did order the FCC to reconsider certain elements of the repeal. The request for rehearing was denied and the parties declined to appeal the decision to the U.S. Supreme Court. In October 2020, the FCC adopted an order concluding that the issues remanded by the court did not provide a basis to alter its conclusions in the 2018 order. The 2020 order could be subject to further petitions for reconsideration or court appeals. A number of states have enacted or are considering legislation or executive actions that would regulate the conduct of broadband providers. Democratic control of the Executive Branch, Congress and the FCC following the 2020 elections may increase the likelihood of legislative or FCC action to reverse the 2018 order or adopt new national network neutrality rules. We cannot predict whether the FCC order or state initiatives will be modified, overturned or vacated by legal action of the court, federal or state legislation or the FCC. Under the new FCC rules, broadband Internet access providers may be able to charge web-based services such as ours for priority access to customers, which could result in increased costs to us and a loss of existing users, impair our ability to attract new users and materially and adversely affect our business and opportunities for growth.
We may be subject to warranty claims and brick-and-mortar and online retail partner return policies that could result in significant direct or indirect costs, or we could experience greater product returns than expected, either of which could adversely affect our business, financial condition and results of operations.
We generally provide a one-year limited warranty on our connected machines and customer satisfaction guarantees on certain other products, and we permit returns of certain products for a full refund within 15 days of receipt of order. Additionally, our brick-and-mortar and online retail partners and distributors provide users with their own respective warranty and/or return policies relative to our connected machines, accessories and materials and other Cricut products they sell, which in turn flow down to us as a contractual obligation and/or allowance that we must honor. The occurrence of any material defects in our connected machines or certain other products, or the flow-down obligations for brick-and-mortar and online retail partner and distributor returns, could result in an increase in product returns or make us liable for damages and warranty claims and/or returns in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition and cash flows if warranty claims were to materially exceed anticipated levels. In addition, we could incur significant costs to correct any defects, warranty claims or other problems, including costs related to product recalls. We have experienced negative publicity related to the perceived quality and safety of our products, including social media or other communications from our community, and we may experience such negative publicity in the future. Such negative publicity could increase the number of warranty claims made, affect our brand image, decrease user confidence and demand and adversely affect our financial condition and results of operations. Also, while our warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could adversely affect our business, financial condition and results of operations.
In addition to warranties supplied by us, our brick-and-mortar and online retail partners may offer the option for users to purchase third-party extended warranty and services contracts in some markets, which creates an ongoing performance obligation beyond the warranty period. Extended warranties are regulated in the United States on a state level and are treated differently by each state. Outside the United States, regulations for extended warranties vary from country to country. Changes in interpretation of the insurance regulations or other laws and regulations concerning extended warranties on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could adversely affect our business, financial condition and results of operations.
Product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely affect our operations, merchandise offerings, reputation, results of operations, cash flow and financial condition.

We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Act, amended by the Consumer Product Safety Improvement Act of 2008, California Proposition 65 (officially known as the Safe Drinking Water and Toxic Enforcement Act of 1986), the European Union’s, or EU’s, European Regulation on Registration, Evaluation, Authorisation and Restriction of Chemicals and Restriction of Hazardous Substances Directive. While our contracts with our suppliers and manufacturers require them to comply with product safety requirements and quality control standards, one or more of our suppliers or contract manufacturers may fail to adhere to such requirements or standards, and we may not identify the deficiency before merchandise ships to brick-and-mortar and online retail partners or users. These issues may be exacerbated in the case of products like ours that are manufactured outside the United States, as the product safety regimes in some countries may be less robust than in the United States. Any issues of product safety, including but not limited to those manufactured in foreign countries, could cause us to recall some of those products. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our product offerings, resulting in a decrease in sales, especially if a recall occurs near or during a period of seasonally higher demand. If our suppliers or manufacturers are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. Long lead times on merchandise ordering cycles increase the difficulty for us to plan and prepare for potential changes to applicable laws. The Consumer Product Safety Improvement Act of 2008 imposes significant requirements on manufacturing, importing, testing and labeling requirements for our products. In the event that we are unable to timely comply with regulatory changes or regulators do not believe we are complying with current regulations applicable to us, significant fines or penalties could result and could adversely affect our reputation, results of operations, cash flow and financial condition.
Furthermore, any product defects could make our products and services unsafe, create a risk of property damage and personal injury, harm our reputation and subject us to the hazards and uncertainties of product liability claims and related litigation. For example, we are aware of several situations in which our products were investigated as the potential cause of a fire. While we believe that in each of those cases, the investigations determined a different cause of the fire, any perception that our products are unsafe could harm our reputation and sales and use of our products. We maintain general liability insurance; however, design and manufacturing defects, and claims related thereto, may subject us to judgments or settlements that result in damages materially in excess of the limits of our insurance coverage. In addition, we may be exposed to write-offs of inventory or intangible assets or other expenses such as litigation costs and regulatory fines. If we cannot successfully defend any large claim, maintain our general liability insurance on acceptable terms or maintain adequate coverage against potential claims, our business, results of operations and financial condition could be adversely impacted.
Changes in how we market our products could adversely affect our marketing expenses and revenue.
We use a broad mix of marketing and other brand-building measures to attract potential customers. Traditionally, our users have been our most effective marketing tools, helping to generate robust word-of-mouth referrals, which have been significant drivers of our growth. However, we also employ traditional online advertising as marketing tools or market through third-party social media. As online and social media continue to rapidly evolve and grow more competitive, we must increase our efforts to maintain an advertising presence on these platforms and establish a presence on new or emerging popular social media and advertising and marketing platforms.
If our community of users does not continue to promote our products through word-of-mouth referrals at the same or increasing rates or we otherwise experience a decline in our ability to acquire new users organically, we will need to expend additional resources on advertising and increase our marketing expenses. Moreover, we expect our efforts to attract new users outside of the United States and Canada will require us to spend additional resources, particularly in marketing. If we cannot use marketing tools in a cost-effective manner or if we fail to promote our products efficiently and effectively, our ability to acquire new users and our financial condition may suffer. In addition, an increase in the use of online and social media for product promotion and marketing may increase the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations.
User metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics could harm our business, revenue and financial results.

We regularly review metrics, including the number of our users, the number of times users have created on their connected machines in the last 90 days, the number of Paid Subscribers and other measures to evaluate engagement and growth trends, to measure our performance and to make strategic decisions. These metrics are calculated using internal company data, and in some cases third-party data, and have not been validated by an independent third party. While these numbers are based on what we currently believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring how our products are used across our user population. In addition, we have no control over the third-party data we rely upon to calculate certain metrics, and the third-party may change the data, the way they calculate the data or the way they report the data, which could create inaccuracies or challenges in the reporting of our metrics. If we fail to maintain effective analytics capabilities, our metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies.
An economic downturn or economic uncertainty may adversely affect consumer discretionary spending and demand for our products.
Our products and subscriptions may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, levels of unemployment and tax rates. While we have seen an increase in demand for our products and subscriptions during the COVID-19 pandemic, there is no guarantee that such trends will continue at the same rate in the future or at all, particularly once the rollout of COVID-19 vaccines becomes more prevalent, restrictions on movement are lifted and full-time return to work trends normalize. To date, our business has operated almost exclusively in a relatively strong economic environment and, therefore, we cannot be sure the extent to which we may be affected by recessionary conditions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and subscriptions, and consumer demand for our products and subscriptions may not grow as we expect. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and subscriptions could adversely affect our business, financial condition and results of operations.
Covenants in the New Credit Agreement governing our secured revolving New Credit Facility may restrict our ability to grow our business, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely affected.
In September 2020, we entered into a credit agreement, or the New Credit Agreement, with JPMorgan Chase Bank, N.A., Citibank, N.A. and Origin Bank, providing for a three-year secured revolving New Credit Facility with aggregate lender commitments of $150 million. We have the option to increase the lender commitments by up to $200 million (for maximum aggregate lender commitments of up to $350 million), subject to the satisfaction of certain conditions under the New Credit Agreement, including obtaining the consent of the administrative agent and each lender being added or increasing its commitment. The New Credit Facility is a standard asset-based lending facility, meaning that notwithstanding the aggregate lender commitments, we can only borrow up to an amount equal to our borrowing base at any given time. As of March 31, 2021, we were able to borrow up to $137.3 million. Our borrowing base is determined according to certain percentages of eligible accounts receivable and eligible inventory (which may be valued at average cost, market value or net orderly liquidation value), subject to reserves determined by the administrative agent. At any time that our borrowing base is less than the aggregate lender commitments, we can only borrow revolving loans up to the amount of our borrowing base and not in the full amount of the aggregate lender commitments.
The New Credit Agreement and related loan documents contain various restrictive covenants, including, among other things, a minimum fixed charge coverage ratio, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders or enter into certain types of related party transactions. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. Pursuant to the New Credit Agreement and related loan documents, we granted a security interest in substantially all of our assets. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement” for additional information.
Our ability to comply with these restrictive covenants and limitations on our ability to grow our business can be impacted by events beyond our control and we may be unable to do so. The New Credit Agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under the New Credit Agreement to be immediately due and payable or proceed against the assets we provided as collateral. If the debt under the New Credit Agreement was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and results of operations.
We may require additional capital to support business growth and objectives, and this capital may not be available to us on reasonable terms, if at all, and could result in stockholder dilution.
We expect that our existing cash and cash equivalents, together with our net proceeds from our initial public offering, will be sufficient to meet our anticipated cash needs for the foreseeable future. However, we intend to continue to make investments to support our business growth and may require additional capital to fund our business and to respond to competitive challenges, including the need to promote our products, develop new products, enhance our existing products and operating infrastructure and potentially to acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that such additional funding will be available on terms attractive to us, or at all. Our inability to obtain additional funding when needed could adversely affect our business, financial condition and results of operations. If additional funds are raised through the issuance of equity or convertible debt securities, holders of our Class A common stock could suffer significant dilution, and any new shares we issue could have rights, preferences and privileges superior to those of our Class A common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
If we cannot maintain our culture as we grow, we could lose the innovation and teamwork that we believe contribute to our success and our business may be harmed.
We believe that a critical component of our success has been our corporate culture. As we continue to grow, including by expanding our presence internationally, and develop the infrastructure associated with being a public company, we will need to maintain our culture among a larger number of employees, dispersed across various geographic regions. The widespread stay-at-home orders resulting from the COVID-19 pandemic have required us to make substantial changes to the way that the vast majority of our employee population does their work, and we have faced new and unforeseen challenges arising from the management of remote, geographically-dispersed teams. Any failure to preserve our culture could adversely affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Specifically, Ashish Arora, our Chief Executive Officer, has not previously been the chief executive officer of a publicly traded company. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.
We may experience fluctuations in our tax obligations and effective tax rate.
We are subject to a variety of taxes and tax collection obligations in the United States and in numerous other foreign jurisdictions. We record tax expense, including indirect taxes, based on current tax payments and our estimates of future tax payments, which may include reserves for estimates of probable or likely settlements of tax audits. Fluctuations in our tax obligations and effective tax rate could adversely affect our business.
In the ordinary course of our business, there are numerous transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views with respect to, among other things, the manner in which the arm’s-length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. Although we believe that our tax positions and related provisions reflected in the financial statements are fully supportable, we recognize that these tax positions and related provisions have been challenged and may be challenged in the future by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretation of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from our original or adjusted estimates, our effective tax rate can be adversely affected.
Projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by us. In addition, tax authorities periodically review income tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income and deductions and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a tax authority with respect to that return. Any adjustments as a result of any examination may result in additional taxes or penalties being assessed on or imposed against us. If the ultimate result of any audit differs from original or adjusted estimates, it could have a material impact our effective tax rate and tax liabilities.
At any one time, multiple tax years could be subject to audit by various taxing jurisdictions. As a result, we could be subject to higher than anticipated tax liabilities as well as ongoing variability in our quarterly tax rates as audits close and exposures are re-evaluated.
We continue to analyze our exposure for taxes and related liabilities and have accrued $0.9 million, $4.0 million and $3.3 million for the years ended December 31, 2018, 2019 and 2020, respectively, for uncertain tax positions.
We may incur significant losses from fraud.
We have incurred and may in the future incur losses from various types of fraud, including stolen credit card numbers, claims that a user did not authorize a purchase, merchant fraud and users who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payments. In addition to the direct costs of such losses, if the fraud is related to credit card transactions and becomes excessive, it could result in us paying higher fees or losing the right to accept credit cards for payment. In addition, under current credit card practices, we are typically liable for fraudulent credit card transactions. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action and lead to expenses that could substantially impact our results of operations.
Risks Related to Manufacturing, Supply Chain and Fulfillment
We primarily depend upon a single contract manufacturer, and our operations would be disrupted if we encountered problems with the contract manufacturer.
We depend on third-party contract manufacturers to produce all of our products, and primarily rely upon one contract manufacturer, Xiamen Intretech, Inc. and its affiliates, or Intretech, to build most of our connected machines. The agreements with our top vendors in 2018, 2019 and 2020, including Intretech, each have an initial term of five years from 2018 and automatically renew for subsequent periods of one year unless either party provides notice of non-renewal at least 60 days prior to the expiration of the initial term. Such agreements may be terminated by the vendors only for cause, such as (i) a breach of our payment obligation for accepted products that is not cured within ten days after notice from the vendor or (ii) certain events relating to our insolvency or filing a petition for bankruptcy. Such agreements may be terminated by us for cause, such as (i) failure to deliver products pursuant to the terms of the agreement, (ii) breaches of product warranty, indemnity or insurance; intellectual property; property and representations and covenants contained in the agreements; (iii) breaches of any other representations and warranties that are not cured within five days after notice or (iv) certain events relating to our top vendors’ insolvency or their filing a petition for bankruptcy. We may also terminate the agreements for convenience for any reason by giving 60 days’ prior written notice to the vendor.

As is the case generally with contract manufacturers, Intretech may be vulnerable to capacity constraints and reduced component availability, and our control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply or when we introduce new products or features, is limited. In addition, we must rely on Intretech to manufacture our connected machines and other accessories and materials to our quality and performance standards and specifications. Delays, component shortages and other manufacturing and supply problems could impair the distribution of our connected machines and ultimately our brand, or could negatively affect our gross margins. Furthermore, any adverse change in Intretech’s or our other contract manufacturers’ financial or business conditions could disrupt our ability to supply our products to our brick-and-mortar and online retail partners, distributors and online sales channels. In addition, Intretech primarily manufactures our connected machines at one facility located in the People’s Republic of China, or China, which may be subject to political, economic, social and legal uncertainties that may harm our relationships with these parties. Our other contract manufacturers are also located in China and Malaysia, which may increase supply risk, including the risk of supply interruptions.
Our contract with Intretech does not obligate them to supply our connected machines in any specific quantity or at any specific price and allows us to enter purchase orders with Intretech. Entering into agreements requiring additional purchase orders is a typical part of our business and is common practice with other vendors that we may use from time to time. If Intretech fails for any reason to continue manufacturing our connected machines in required volumes, in a timely manner, at high quality levels or at all, we may have to increase connected machine production at currently qualified contract manufacturers or engage acceptable alternative contract manufacturers, either of which would be time consuming, particularly given the complexity of our connected machines. Identifying, selecting and onboarding acceptable alternative contract manufacturers could also be costly. Alternative contract manufacturers may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices or to our quality and performance standards. Any significant interruption in manufacturing at Intretech would reduce our supply of connected machines, which could cause us to delay our orders or breach our purchase orders with our brick-and-mortar and online retail partners, distributors and online sales channels, which in turn would reduce our revenue and user growth.
If our third-party contract manufacturers are unable to meet our needs, as a result of operational issues or other factors, our business would be harmed. The location of our third-party manufacturers in China and Malaysia may exacerbate some of these risks.
We believe that we must continue to upgrade and expand our current third-party contract manufacturer production capability to meet our projected revenue targets and quality control requirements. Operational difficulties, such as a significant interruption in the operations of or equipment breakdowns in production facilities operated by third parties, could delay production or shipment of our products. In addition, events such as inclement weather, natural disasters, government shut-downs as a result of pandemics or civil unrest, labor strikes or shortages, transportation security vulnerabilities or cyberattacks could impair third-party production capabilities. The inability of our third-party contract manufacturers to meet our production requirements, particularly in our peak season, could lead to customer dissatisfaction, impact sales and damage our reputation and brand, which would result in reduced revenue. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.
Our third-party manufacturers, including Intretech, are largely based in China, though we have moved, and may continue to move, an increasing portion of our manufacturing to Malaysia. As a result, our manufacturing, and therefore our business, financial condition and results of operations may be adversely affected by social, political, regulatory and economic developments in China and Malaysia. In particular, the COVID-19 pandemic has caused, and will likely continue to cause, interruptions in the development, manufacturing (including the sourcing of key components) and shipment of our connected machines, which could adversely impact our revenue, gross margins and results of operations. Such interruptions may be due to, among other things, temporary closures of our facilities or those of our contract manufacturers or other vendors in our supply chain, restrictions on travel or the import and export of goods and services from certain ports that we use and local quarantines.
Any adverse change in the operations of our manufacturers, including as a result of political, social, economic or transportation conditions in China or Malaysia, could affect deliveries of our products to our brick-and-mortar and online retail partners or users, possibly resulting in business interruptions, substantially delayed or lost sales, loss of inventory or increased expenses that cannot be passed on to brick-and-mortar and online retail partners or users, any of which could ultimately adversely affect our business and financial results.

We rely on a limited number of third-party suppliers, some of which are sole-source suppliers, and many of which are located internationally, to provide components to our manufacturers, as well as to source our accessories and materials, which may lead to supply shortages, long lead times for components and supply changes, any of which could disrupt our supply chain and may negatively affect our business.
All of the components that go into the manufacturing of our products, as well as our accessories and materials, are sourced from a limited number of third-party suppliers, many of which are located internationally. Some of the key components our manufacturers use in the production of our products come from a limited or single source of supply. We are subject to the risk of shortages and long lead times in the supply of these components or accessories and materials, and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with procuring certain components or accessories and materials are lengthy and preclude rapid changes in quantities and delivery schedules and could increase for a number of reasons outside our control, including natural disaster, a pandemic, social or political unrest or other interruptions. In particular, the COVID-19 pandemic has caused, and will likely continue to cause, interruptions in the development, manufacturing, sourcing and shipment of our products, which could adversely affect our revenue, gross margins and results of operations. During the COVID-19 pandemic, we have also purchased components on behalf of our contract manufacturers to ensure they have sufficient supply, and may continue to do so in the future. To the extent that we do not accurately forecast the components we purchase, we may be left paying for components that our contract manufacturers do not need. Furthermore, most of our contract manufacturers’ primary facilities are located in China and Malaysia, which exposes us to certain additional risks in addition to the above that could adversely affect our business, financial condition and results of operations. For example, we have experienced issues with the import of goods and services from certain ports. If we or our contract manufacturers lose access to components or accessories and materials from a particular supplier or experience a significant disruption in the supply of products and components from a current supplier, we may be unable to locate alternative suppliers of comparable quality on terms that are acceptable to us, or at all, which may undermine our ability to deliver our products to brick-and-mortar and online retail partners or users in a timely manner and our business could be materially and adversely affected. In addition, if we experience an increase in demand for our products, our suppliers may not have the capacity or may elect not to meet our needs as they allocate components or accessories and materials to their other customers. Identifying suitable alternate sources of supply for these components or accessories and materials is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance and labor and other ethical practices. Accordingly, a loss of any of our component or accessories and materials suppliers could adversely affect our business, financial condition and results of operations.
Our reliance on single source, or a small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, delays in, or the ability to execute on, a supplier roadmap or components and technologies and natural disasters. Acquiring additional suppliers could be time consuming and expensive, particularly given the complexity of our connected machines and their components.
In particular, our connected machines incorporate certain alloys, Bluetooth components and microchips that are critical in the performance of our connected machines. These components have unique performance profiles, and, as a result, it is not commercially practical to support multiple sources for these components for our products. We do not currently have alternative suppliers for several key components. In the event that any of our key or sole suppliers are unable to supply the components that our manufacturers need to meet anticipated consumer demand, our business would be materially and adversely affected.
Managing our inventory supply chain, including manufacturing and component lead time, is complex and exposes us to risk.
To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders with our contract manufacturers sufficiently in advance, based on our estimates of future demand for particular products. Failure to accurately forecast our needs may result in manufacturing delays or increased costs. Because we bear supply risk under our contract manufacturing arrangements, any such delays or increased costs could negatively impact our business. Failure to forecast appropriate lead times, significant price fluctuations or shortages in materials or components, including the costs to transport such materials or components, the uncertainty of currency fluctuations against the U.S. dollar, increases in labor rates, trade duties or tariffs and/or the introduction of new and expensive raw materials could adversely affect our contract manufacturers’ ability to manufacture our products in sufficient quality and within sufficient time to meet our consumer demand, which would adversely affect our business, financial condition and operational results.
If we overestimate our production requirements, we or our contract manufacturers may purchase excess components and build excess inventory. If we, or our contract manufacturers at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess components or products. In limited circumstances, we have agreed to reimburse our manufacturers for purchased components that were not used as a result of our decision to discontinue products or the use of particular components. If we incur costs to cover excess supply commitments, this would harm our business. If we underestimate our product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt the manufacturing of our products and result in delays or cancellation of orders from brick-and-mortar and online retail partners, distributors and online sales channels. We may be required to incur higher costs to secure the necessary production capacity and components to meet unanticipated demand, which could result in lower margins.
The failure of our third-party logistics partners to adequately and effectively staff could adversely affect our brick-and-mortar and online retail partner and user experience and results of operations.
We currently receive and distribute merchandise through four third-party logistics partners, two of which are located in the United States and one of which is located in each of China and Europe. The majority of our products are received and distributed through one of our third-party logistics partners in California. These third-party logistics partners assist with online logistics, inventory management, warehousing and fulfillment for both business-to-business (to brick-and-mortar and online retail partners and distributors) and business-to-consumer (drop-ship via retail partners and direct-to-consumer). If our third-party logistics partners are unable to adequately staff their third-party logistics facilities to meet demand, or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, international expansion or other factors, these effects could be exacerbated and our results of operations could be further harmed. In addition, operating third-party logistics partner facilities comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Any such issues may result in delays in shipping times, reduced packing quality or costly litigation, and our reputation and results of operations may be harmed.
By using third-party operators for our inventory management, warehousing and fulfillment, we also face additional risks associated with not having complete control over operations at those facilities. Any deterioration in the financial condition or operations of the third parties, or the loss of the relationship with any third party, would have significant impact on our operations.
We also rely on our third-party logistics partners, including last mile warehouse and delivery partners, to complete a substantial percentage of our deliveries to brick-and-mortar and online retail partners, distributors and online sales channels. If our third-party logistics partners do not perform their obligations or meet our expectations, or those of our brick-and-mortar and online retail partners, distributors or our online sales channels, our reputation and business could suffer.
A disruption in the service, a significant increase in the cost of our primary delivery and shipping services for our products or a significant disruption at shipping ports could adversely affect our business.
We use a variety of shipping services for delivery of our products to users and brick-and-mortar and online retail partners, including air carriers and ocean shipping services. All of our contract manufacturers are based in Asia, so our products are shipped to our third-party logistics partner facilities primarily via ocean shipping services. We have experienced and could continue to experience increased congestion and new import and export restrictions implemented at ports on which we rely for our business. In many cases, we have had to secure alternative transportation, such as air freight, or use alternative routes, at increased costs, to run our supply chain.
In the event of any significant interruption in service by shipping providers or at airports or shipping ports, we may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver our products in a timely and cost-efficient manner. As a result, we could experience delays, increased shipping costs and lost sales as a result of missed delivery deadlines and product demand cycles. For example, at times during the COVID-19 pandemic, shipping of our products has been delayed, which has inconvenienced our users and brick-and-mortar and online retail partners. Furthermore, if the cost of delivery or shipping services were to increase significantly and the additional costs could not be covered by product pricing, our results of operations could be adversely affected.
In particular, we are dependent upon major shipping companies, including FedEx, for the shipment of our products to and from our third-party logistics partner facilities. Changes in shipping terms, or the inability of these third-party shippers to perform effectively, could affect our responsiveness to our users and brick-and-mortar and online retail partners. Increases in our shipping costs may adversely affect our financial results if we are unable to pass on these higher costs to our users or brick-and-mortar and online retail partners.
We have limited control over our contract manufacturers, component suppliers and third-party logistics partners, which may subject us to significant risks, including the potential inability to produce or obtain quality products on a timely basis or in sufficient quantity, which could adversely affect our business, financial condition and results of operations.
We have limited control over our contract manufacturers, component suppliers and third-party logistics partners, which subjects us to additional risks, including, but not limited to:
•inability to satisfy demand for our products;
•reduced control over delivery timing and product reliability;
•reduced ability to monitor the manufacturing process and components used in our products;
•limited ability to develop comprehensive manufacturing specifications that take into account any materials shortages or substitutions;
•variance in the manufacturing capability of our third-party manufacturers;
•price increases;
•difficulties in establishing additional supplier, manufacturer or third-party logistics partner relationships if we experience difficulties with our existing suppliers, manufacturers or third-party logistics partners;
•shortages of materials or components;
•infringement or misappropriation of our intellectual property or cyberattacks;
•exposure to natural catastrophes, political unrest, terrorism, labor strikes or disputes, pandemics and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured or the components thereof are sourced;
•changes in local economic conditions in the jurisdictions where our manufacturers, suppliers and third-party logistics partners are located;
•the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, tariffs, taxes and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds; and
•insufficient warranties and indemnities on components supplied to our manufacturers or performance by our partners.
The occurrence of any of these risks, especially during seasons of peak demand, could cause us to experience a significant disruption in our ability to produce and deliver our products, affect the quality of our products and harm our business, results of operations and financial condition.

Our products may be affected from time to time by design and manufacturing defects, and we may face claims related to such defects, either of which could adversely affect our business and result in harm to our reputation.
Our connected machines and design apps may be affected by design and manufacturing defects. In addition, sophisticated firmware and applications, such as those offered by us, may have issues that unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in software, components and products that we source from third parties. Any such defects could make our products unsafe, create a risk of environmental or property damage, personal injury or data privacy, security and data protection harms, and subject us to the hazards and uncertainties of product liability and other claims and related litigation. As a result, our services may not perform as anticipated and may not meet expectations. There can be no assurance that we will be able to detect and fix all issues and defects in the hardware, software and services we offer.
Failure to timely identify, patch, fix or recall products and services with such defects could result in widespread technical and performance issues affecting our products and could lead to claims against us. We maintain general liability insurance; however, design and manufacturing defects, and claims related thereto, may subject us to judgments or settlements that result in damages materially in excess of the limits of our insurance coverage. In addition, we may be exposed to recalls, product replacements or modifications, write-offs of inventory or intangible assets and significant warranty and other expenses, such as litigation costs and regulatory fines. If we cannot successfully defend any large claim, maintain our general liability insurance on acceptable terms or maintain adequate coverage against potential claims, our financial results could be adversely affected.
In the event that we receive shipments of products that have defects or otherwise fail to comply with our technical specifications or that fail to conform to our quality control standards, and we are not able to obtain replacement products in a timely manner, we risk revenue losses from the inability to sell those products, increased administrative and shipping costs and lower profitability. Further, quality problems could adversely affect the experience for users of our products, and result in harm to our reputation, including through social media or other communications from our community, loss of competitive advantage, poor market acceptance, reduced demand for our products, delay in new product and service introductions and lost revenue.
Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.
We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which will require us to conduct due diligence on and disclose whether or not our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply of minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes or sources of supply to avoid such materials.
Significant increases in inflation, commodity prices or transportation costs may adversely affect the costs of our component suppliers and contract manufacturers, and we may be unable to pass on these higher costs to our brick-and-mortar and online retail partners or users.
Significant future increases in commodity prices, such as for alloys, or inflation could adversely affect the costs of our component suppliers and contract manufacturers and result in higher costs to us if we are unable to pass on the increased costs to our brick-and-mortar and online retail partners or users. Furthermore, transportation costs have fluctuated as a result of a variety of factors, such as capacity shortages, and we may not be able to pass such costs on to our brick-and-mortar and online retail partners or users, higher fuel prices and labor shortages. Our results of operations may be adversely affected if we are unable to secure, or are able to secure only at significantly higher costs, components for our products or adequate transportation resources in a cost-effective manner.
Key third-party manufacturers are located in China and may be affected by recent and possible future political, social and economic conditions in China.

We rely on third-party manufacturers in China and Chinese-owned manufacturers in Malaysia through which the substantial majority of our finished products are prepared and shipped to brick-and-mortar and online retail partners, users or third-party logistics partners. Our business therefore could be affected by social, political, regulatory or economic developments in China. In 2018, the Office of the U.S. Trade Representative, or the USTR, enacted a tariff of 10% on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. Since then, additional tariffs have been imposed by the USTR on imports into the United States from China, and China has also imposed tariffs on imports into China from the United States. In addition, due to concerns with the security of products and services from certain telecommunications and video providers based in China, the United States government has enacted bans on the use of certain Chinese-origin components or systems either in items sold to the U.S. government or in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects). It is possible that the U.S. government may take future measures to impose stricter export controls on items destined for China or additional duties on shipments made from China. In addition, the U.S. government may add additional parties to the Entity List, which could harm our business, increase the cost of conducting our operations in China or result in retaliatory actions against U.S. interests. Continued deterioration in trade relations or adverse developments in political, social or economic conditions in China or future unforeseen problems, including health pandemics or regulatory changes, could affect deliveries of our products to our retail partners or users, possibly resulting in business interruptions, substantially delayed or lost sales, loss of inventory or increased expenses that cannot be passed on to brick-and-mortar and online retail partners or users, any of which could ultimately have a material adverse effect on our business and financial results. In such an eventuality, we could be forced to relocate our manufacturing, either temporarily or permanently, to another potentially costlier location or find alternative potentially costlier methods of shipping our finished products to brick-and-mortar and online retail partners and users. While we are taking measures to attempt to maintain the continuity of our product delivery operations notwithstanding the impact on the use of our international facilities, the continued or deteriorating conditions in China or other future unforeseen problems in China, we cannot ensure that these measures will be successful in eliminating disruptions in our business.
Developments in the social, political, regulatory and economic environment in Malaysia may have a material adverse impact on us.
We have been expanding our relationships with contract manufacturers in Malaysia, increasingly shifting our contract manufacturing presence to Malaysia and expect to continue to do so in the future. As a result, our business, financial condition and results of operations may be adversely affected by social, political, regulatory and economic developments in Malaysia. Such political and economic uncertainties include, but are not limited to, the risks of war, terrorism, nationalism, nullification of contract, changes in interest rates, imposition of capital controls and methods of taxation. In addition, our contract manufacturers in Malaysia are subject to risks of theft, fire, earthquake, flooding and other similar casualty risks.
Negative developments in Malaysia’s socio-political environment may adversely affect our business, financial condition, results of operations and prospects. Although the overall Malaysian economic environment appears to be positive, there can be no assurance that this will continue to prevail in the future. Economic growth is determined by countless factors, and it is extremely difficult to predict with any level of certainty.
Changes in U.S. tax, tariff or other trade policy regarding products produced in other countries could adversely affect our business.
A predominant portion of the products we sell is originally manufactured in countries other than the United States. International trade disputes that result in tariffs and other protectionist measures could adversely affect our business, including disruption in and cost increases for sourcing our merchandise and increased uncertainties in planning our sourcing strategies and forecasting our margins. Importing and exporting has involved more risk since the beginning of 2018, as there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several United States and foreign leaders regarding tariffs against foreign imports of certain materials. For example, the U.S. government recently imposed significant new tariffs on China related to the importation of certain product categories following the U.S. Trade Representative’s Section 301 investigation. It is possible that the U.S. government may take further measures in the future to impose stricter export controls on items destined for China or additional duties on shipments made from China. During fiscal 2019, the Bureau of Industry and Security, or BIS, of the U.S. Department of Commerce placed certain Chinese entities on the Entity List, limiting the ability of U.S. companies to do business with those entities. The U.S. government may add additional parties to the Entity

List, which could harm our business, increase the cost of conducting our operations in China or result in retaliatory actions against U.S. interests. In addition, the U.S. government has exercised additional trade-related powers in a manner that could have a material adverse impact on our business, financial condition or results of operations. For example, on May 15, 2019, then-President Trump issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of information communications technology in transactions that imposed undue national security risks. The executive order was subject to implementation by the Secretary of Commerce and purports to apply to contracts entered into prior to the effective date of the order. On January 19, 2021, the U.S. Department of Commerce published interim final rules in the Federal Register, subject to public notice and comment, which purport to permit the Department of Commerce to investigate transactions involving the use of information communications technology products or services provided by persons owned or controlled by certain nations, including China, and potentially to modify or prohibit those transactions. In addition, the White House, the Department of Commerce and other executive branch agencies have implemented additional restrictions and may implement still further restrictions that would affect conducting business with certain Chinese companies. We cannot predict whether these recent rules and restrictions will be implemented and acted upon by the Biden administration, modified, overturned or vacated by legal action. A substantial portion of our products are manufactured in China. As a result of recently imposed tariffs, our cost of goods imported from China increased substantially, and could increase further depending on the outcome of the current trade negotiations, which have been protracted and recently resulted in increases in U.S. tariff rates on specified products from China. Although we continue to work with our vendors to mitigate our exposure to current or potential tariffs, there can be no assurance that we will be able to offset any increased costs. Other changes in U.S. tariffs, quotas, trade relationships or tax provisions could also reduce the supply of goods available to us or increase our cost of goods. We may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in U.S. laws and policies, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenue, reduce our profitability and negatively impact our business.
Risks Related to Privacy, Data Protection and Cybersecurity
Our actual or perceived failure to comply with privacy, data protection and information security laws, regulations and obligations could harm our business.
We are subject to numerous federal, state, local and international laws and regulations regarding privacy, data protection, information security and the storing, sharing, use, processing, transfer, disclosure and protection of personal information and other content and data, which we refer to collectively as privacy laws, the scope of which is changing, subject to differing interpretations and may be inconsistent among countries, or conflict with other laws, regulations or other obligations. We are also subject to the terms of our privacy policies and obligations to our users and other third parties related to privacy, data protection and information security. We strive to comply with applicable privacy laws; however, the regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, varied, and it is possible that these or other actual obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another.
We also expect that there will continue to be new privacy laws proposed and enacted in various jurisdictions. For example, in May 2018, the General Data Protection Regulation, or GDPR, went into effect in the EU. The GDPR imposed stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws, including potential penalties of up to €20 million or 4% of annual global revenue.
Although legal mechanisms have been designed to allow for the transfer of personal data from the United Kingdom, the European Economic Area, or EEA, and Switzerland to the United States, uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop and market our products and services. For example, legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach agreement on or maintain existing mechanisms designed to support cross-border data transfers. Specifically, on July 16, 2020, the Court of Justice of the EU, or CJEU, invalidated Decision 2016/1250, which had deemed the protection provided by the EU-U.S. Privacy Shield Framework, which includes the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks, adequate under EU data protection law. To the extent that any of our vendors, contractors or consultants have been relying on the EU-U.S. Privacy Shield Framework, they will not be able to do so in the future, which could increase our costs and may limit our ability to process personal data from the EU. The same decision also imposed additional conditions with respect to use of one of the primary alternatives to the Privacy Shield Frameworks, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from Europe to the United States and most other countries. The full impact of the CJEU decision is uncertain at this time. The CJEU decision and related developments could result in increased costs of compliance and limitations on our vendors, contractors, consultants and us. More generally, as a result of the CJEU decision or related developments, we may find it necessary or desirable to modify our data handling practices, and our practices relating to cross-border transfers of data or other data handling practices, or those of our vendors, contractors and consultants and vendors, may be challenged and our business, financial condition and operating results may be adversely impacted. We continue to monitor and review the impact of any developments relating to cross-border data transfers from the EU that could affect our operations.
Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, or Brexit, the United Kingdom left the EU effective on January 31, 2020, subject to a transition period that ended December 31, 2020. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, while the United Kingdom has implemented legislation that substantially implements the GDPR, which legislation provides for penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues, aspects of the United Kingdom’s data protection regime and its relationship with the EU, and how those may evolve over time, remain unclear. The United Kingdom is considered a “third country” under the GDPR as of January 1, 2021. The United Kingdom and the EU entered into a Trade and Cooperation Agreement on December 24, 2020, that permits personal data transfers between the United Kingdom and the EU for a six-month grace period, subject to certain conditions. We cannot fully predict how United Kingdom data protection laws or regulations may develop in the medium to longer term or how the EU will treat the United Kingdom with respect to data protection issues, including those relating to data transfers to and from the United Kingdom. We continue to monitor and review the impact of any resulting changes to EU or United Kingdom law, or related developments, that could affect our operations. We may incur liabilities, expenses, costs and other operational losses relating to the GDPR and privacy laws of applicable EU Member States and the United Kingdom, including in connection with any measures we take to comply with them.
In Brazil, the (Lei Geral de Proteção de Dados Pessoais) – Law No. 13,709/2018, or LGPD, similar in many respects to the EU’s GDPR, was enacted August 14, 2018 and entered into effect September 18, 2020. Penalties for violation of the LGPD, if and when enforced, may be up to 2% of revenue in Brazil, capped at R$50 million per violation (roughly US$9.6 million as of December 31, 2020). The LGPD applies to businesses (both inside and outside Brazil) that process the personal data of individuals located in Brazil and provides consumer rights similar to the GDPR. A Brazilian Data Protection Authority, Brazilian National Data Protection Authority (Autoridade Nacional de Proteção de Dados, or ANPD), has been established to provide forthcoming rules and guidance on how to interpret and implement the LGPD’s requirements, including regarding notice of processing, data transfer requirements and other compliance obligations, such as security measures, recordkeeping, training and governance. Pending such developments from the ANPD and any emerging caselaw, our LGPD approach may be subject to further change, our compliance measures when implemented may not be fully adequate, we may expend significant time and cost in developing a privacy governance program and data transfer mechanisms in an effort to comply with the LGPD and any implementing regulations or guidance, and we may potentially face litigation prior to the implementation of regulations and guidance regarding the LGPD or before we have had a reasonable opportunity to fully implement measures designed to comply with such regulations and applicable guidance.
Vietnam’s cybersecurity law went into effect on January 1, 2019 and includes stringent requirements regarding data localization and data transfers. A draft Decree on Personal Data Protection, with sub-legislation introduced December 27, 2019, elaborates requirements relating to data protection; however, further notice and comment is anticipated before its requirements enter into effect. As proposed, the draft decree would require us to further invest in potentially duplicative infrastructure and personnel in Vietnam, establish and maintain a local data protection program, and incur other costs and expenses related to these new requirements.
California also recently enacted legislation affording consumers expanded privacy protections, the California Consumer Privacy Act of 2018, or CCPA, that went into effect as of January 1, 2020 and was subject to enforcement starting July 1, 2020. Additionally, the California Attorney General issued regulations that may add additional requirements on businesses. The potential effects of this legislation and the related CCPA regulations are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents, (including employees, though only in limited circumstances until January 1, 2023), expanded rights to transparency access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is collected and used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in November 2020. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in efforts to comply. The enactment of such laws is prompting similar legislative developments in other states in the United States, which could create the potential for a patchwork of overlapping but different state laws, and is inspiring federal legislation.
Further, some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business.
With laws and regulations such as the GDPR in the EU and the CCPA and CPRA in the United States imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, there is a risk that the requirements of these or other laws and regulations, or of contractual or other obligations relating to privacy, data protection or information security, are interpreted or applied in a manner that is, or is alleged to be, inconsistent with our management and processing practices, our policies or procedures, or the features of our products and services. We may face challenges in addressing their requirements and making any necessary changes to our policies and practices, and we may find it necessary or appropriate to assume additional burdens with respect to data handling, to restrict our data processing or otherwise to modify our data handling practices and to incur significant costs and expenses in these efforts. Any failure or perceived failure by us to comply with our privacy policies, our privacy, data protection or information security-related obligations to brick-and-mortar and online retail partners or users or other third parties or any of our other legal obligations relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others, and could result in significant liability or cause our users to lose trust in us, which could adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our brick-and-mortar and online retail partners may limit the adoption and use of, and reduce the overall demand for, our products and services.
Additionally, if third parties we work with, such as vendors or developers, violate applicable laws or regulations or our contracts and policies, such violations may also put our users’ content and personal information at risk and could in turn adversely affect our business. Any significant change to applicable privacy laws or relevant industry practices could increase our costs and require us to modify our platform, design apps and features, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process user data or develop new design apps and features.
Cybersecurity risks could adversely affect our business and disrupt our operations.
Information technology helps us operate more efficiently, interface with users and brick-and-mortar and online retail partners, offer features for our products and services, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure necessary technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of brick-and-mortar and online retail partners or users, business disruptions or the loss of or unauthorized access to personal information or loss or damage to intellectual property through a security breach or cyberattack. Such security breaches or cyberattacks could expose us to a risk of lost, exposed or corrupted information, unauthorized disclosure of information, litigation and possible liability to employees, users and brick-and-mortar and online retail partners and regulatory authorities. In addition, a significant portion of our data and information is hosted in a cloud-computing environment, where design apps and data are hosted, accessed and processed through a third-party provider over a broadband Internet connection. In a cloud-computing environment, we could be subject to outages, security breaches and cyberattacks by the third-party service provider. In the COVID-19 pandemic, more of our and our service providers’ personnel are working remotely, which increases the risks of security breaches and cyberattacks.
If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software defects or deficiencies, computer viruses, security breaches, cyberattacks, catastrophic events or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we internally and externally report our results of operations. As a result, our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect customer, partner and employee information and the information technology needs associated with our changing products and services. We will implement reasonable security procedures and practices to help ensure that our data management systems effectively collect, store, process and report relevant data for the operation of our business, though there are no assurances that these procedures and practices will be successful or that additional systems issues will not arise in the future.
In addition, security breaches from errors, malfeasance or misconduct by employees, contractors or others with access to our systems may pose a risk that sensitive data, including individually identifiable data, may be exposed to unauthorized persons or to the public and may compromise our security systems. We have been, and may in the future be, subject to compromises and other security breaches impacting such data. There can be no assurance that any efforts we make to prevent against such breaches will prevent breakdowns in our systems or security breaches that could adversely affect our business. Third parties may also attempt to fraudulently induce employees or users into disclosing usernames, passwords or other sensitive information, which may in turn be used to access information technology systems used in our business. For example, our employees have received and likely will continue to receive “phishing” e-mails attempting to induce them to divulge sensitive information. In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to users or employees, our confidential or proprietary information or confidential information we maintain from third parties, which, if successful, could pose a risk of loss of data, risk to customer safety and risk of product recall. While we provide security and privacy training to attempt to protect against these risks, the techniques used to obtain unauthorized access to systems and data change frequently and may be difficult to detect, so we may not be able to anticipate and prevent these intrusions or other breaches, to identify them promptly or to mitigate them when they occur.
Moreover, we manufacture and sell hardware and software products that allow our users to store confidential information, including their original designs, locally or in our cloud infrastructure. We do not have measures to configure, update or secure our users’ desktop or mobile devices or any information stored in our users’ own systems or at their locations, which is the responsibility of our users. While we have implemented security measures to protect our hardware and software products from unauthorized access and cyberattacks, these measures may not be effective in securing these products, particularly since techniques used to obtain unauthorized access or otherwise sabotage systems, change frequently and may not be recognized until launched against a target. A breach of network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, sensitive information stored by us or our brick-and-mortar and online retail partners, or the perception that any of these have occurred, could have serious negative consequences for our business, including loss of information, indemnity obligations, possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of our users to use our products or services, harm to our reputation and brand, and time consuming and expensive litigation, any of which could adversely affect our financial results.
We maintain cybersecurity insurance, subject to applicable deductibles and policy limits; however, our cybersecurity insurance may not cover losses from all types of incidents or may provide insufficient compensation that does not cover our total losses.
If the use of “cookie” tracking technologies is further restricted, regulated or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of Internet user information we collect would decrease, which could harm our business and results of operations.

Cookies are small data files sent by websites and stored locally on an Internet user’s computer or mobile device. We, and third parties who work on our behalf, collect data via cookies to track the behavior of visitors to our sites, provide a more personalized and interactive experience and analyze and increase the effectiveness of our marketing. However, Internet users can easily disable, delete and block cookies directly through browser settings or through other software, browser extensions or hardware.
Privacy laws and regulations restrict how we deploy our cookies, and this could potentially increase the number of Internet users that choose to proactively disable cookies on their systems. In the EU, the Directive on Privacy and Electronic Communications requires users to give their consent before cookie data can be stored on their local computer or mobile device. Additionally, the most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers, and a number of other software tools allow users to block or otherwise limit the functionality of cookies. Users can decide to opt out of nearly all cookie data creation, which could negatively impact operations. We may have to develop alternative systems to determine our users’ behavior, customize their online experience or efficiently market to them if users block cookies or regulations introduce additional barriers to collecting cookie data.
Risk Related to Foreign Operations
We plan to further expand into international target markets, which will expose us to significant risks.
Our primary international target markets include Australia, France, Germany, New Zealand and the United Kingdom, and we plan to expand our operations further, which requires significant resources and management attention and subjects us to regulatory, economic and political risks in addition to those we already face in the United States. There are significant risks and costs inherent in doing business in international target markets, including:
•difficulty establishing and managing international operations and the increased travel, infrastructure, including establishment of local delivery service and Cricut Member Care operations, and legal compliance costs associated with locations in different countries or regions;
•difficulty accessing and maintaining operations with international brick-and-mortar and online retail partners and distribution channels that may be small, fragmented or complex;
•the need to vary pricing and margins to effectively compete in international target markets;
•the need to adapt, translate and localize products for specific countries, comply with country-specific product safety and liability laws, as well as obtaining rights to third-party intellectual property used in each country;
•increased competition from local providers of competing or imitation products;
•the ability to protect and enforce intellectual property rights abroad;
•the need to offer content and customer support in various languages;
•difficulties in understanding and complying with local laws, regulations and customs in other jurisdictions;
•compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, or FCPA, and the United Kingdom Bribery Act 2010, or U.K. Bribery Act, by us, our employees and our business partners;
•complexity and other risks associated with current and future legal requirements in other countries, including legal requirements related to consumer protection, consumer product safety and data privacy frameworks, such as the EU’s GDPR, including data transfer or localization restrictions, or LGPD;

•varying levels of Internet technology adoption and infrastructure, and increased or varying network and hosting service provider costs;
•tariffs and other non-tariff barriers, such as quotas and local content rules, as well as tax consequences;
•fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars; and
•political or social unrest or economic instability in a specific country or region in which we operate, including, for example, recent social and political unrest in China, which could have an adverse impact on our operations in that location.
These risks can make it more expensive to operate our business outside the United States, meaning that our international business may be less profitable than our U.S. business.
We have limited experience with international regulatory environments and market practices and may not be able to penetrate or successfully operate in the markets we choose to enter. In addition, we may incur significant expenses as a result of our international expansion, and we may not be successful or may not execute our strategy successfully. We currently face limited brand recognition in certain parts of the world that could lead to non-acceptance or delayed acceptance of our products by consumers in new markets. Our failure to successfully manage these risks could harm our international operations and adversely affect our business, financial condition and results of operations.
In addition, Brexit, and the ongoing negotiations of the future trading relationship between the United Kingdom and the EU during the transition period, have yet to provide clarity on what the outcome will be for the United Kingdom or Europe. Changes related to Brexit could subject us to heightened risks in that region, including disruptions to trade and free movement of goods, services and people to and from the United Kingdom, disruptions to the workforce of our business partners, increased foreign exchange volatility with respect to the British pound and additional legal, political and economic uncertainty. If these actions impacting our international distribution and sales channels result in increased costs for us or our international partners, such changes could result in higher costs to us, adversely affecting our operations, particularly as we expand our international presence.
We are subject to governmental export and import controls and economic sanctions laws that could subject us to liability and impair our ability to compete in international target markets.
The United States and various foreign governments have imposed controls, license requirements and restrictions on the import and/or export of certain technologies, products, software and services. Compliance with applicable regulatory requirements regarding the export of our products and services may create delays in the introduction of our products and services in some international target markets, prevent our international users from accessing our products and services, and, in some cases, prevent the export of our products and services to some countries altogether.
Furthermore, U.S. export control and economic sanctions laws prohibit the provision of products and services to countries, governments and persons that are the subject of U.S. sanctions. Even though we take precautions to prevent our products from being provided to persons and jurisdictions in violation of U.S. sanctions laws, our products and services, including our firmware updates, could find their way to such prohibited parties, which could have negative consequences, including government investigations, penalties and reputational harm. Our failure to obtain any required import or export approval for our products could harm our international and domestic sales and adversely affect our revenue.
Additionally, our supply chain is very complex and compliance with U.S. import laws and regulations requires that we make determinations based on the best information that we have available at the time. U.S. Customs and Border Protection may not always agree with those determinations and, at has times, has requested that we modify the information we have provided to them including that related to country of origin determinations.

We could be subject to future enforcement action with respect to compliance with governmental export and import controls and economic sanctions laws that result in penalties, costs and restrictions on export privileges that could adversely affect our business, financial condition and results of operations.
Failure to comply with anti-corruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
We operate a global business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. These laws prohibit companies and their directors, officers, employees and third-party business partners and intermediaries, representatives, contractors and agents from corruptly promising, authorizing, offering or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any improper advantage.
Our global operations expand our compliance obligations. For example, we import and export items to and from several countries. In many foreign countries, including countries in which we may conduct business, including interacting with governmental officials, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. In addition, we or our third-party business partners or intermediaries, employees, representatives, contractors, suppliers and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, including as governmental customers. We can be held liable for the corrupt or other illegal activities of our employees or third-party business partners or intermediaries, representatives, contractors and agents, even if we do not explicitly authorize such activities.
In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and maintain internal controls and compliance procedures designed to prevent violations of anti-corruption laws. While we have policies, procedures and training to foster compliance with these laws, we cannot assure you that our employees or third-party business partners or intermediaries, contractors, representatives and agents will not take actions in violation of our policies or applicable law for which we may ultimately be held responsible.
Any violation of the FCPA, other applicable anti-corruption laws or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, fines, damages, severe criminal or civil penalties against us, our officers or our employees, disgorgement of profits, suspension or debarment from U.S. government contracts, any of which could adversely affect our reputation, business, results of operations, stock price, financial condition and prospects. In addition, detecting, investigating and resolving actual or alleged violations of anti-corruption laws and responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
Changes in legislation in U.S. and foreign taxation of international business activities or the adoption of other tax reform policies, as well as the application of such laws, could adversely impact our financial position and results of operations.
Recent or future changes to U.S., Canada, United Kingdom and other foreign tax laws could impact the tax treatment of our foreign earnings. We generally conduct our international operations through wholly owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. The intercompany relationships between our legal entities are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Although we believe we are compliant with applicable transfer pricing and other tax laws in the United States, Canada, the United Kingdom and other relevant countries, due to changes in such laws and rules, we may have to modify our international structure in the future, which will incur costs, may increase our worldwide effective tax rate and may adversely affect our financial position and results of operations. In addition, significant judgment is required in evaluating our tax positions and determining our provision for income taxes.

If U.S., Canadian, United Kingdom or other foreign tax laws further change, if our current or future structures and arrangements are challenged by a taxing authority, or if we are unable to appropriately adapt the manner in which we operate our business, we may have to undertake further costly modifications to our international structure and our tax liabilities and results of operations may be adversely affected. In addition, increases in corporate tax rates, such as have been proposed by the current U.S. administration, could increase our effective tax rate and have an adverse effect on our results of operations.
We may face exposure to foreign currency exchange rate fluctuations.
While we have historically transacted the majority of our business in U.S. dollars, we also transact in some foreign currencies, such as the Australian Dollar, Canadian Dollar, Chinese Yuan, Euro, British Pound Sterling and Malaysian Ringgit, and we may transact in more foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and results of operations. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be lowered. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and may introduce additional risks if we are unable to structure effective hedges with such instruments.
Risks Related to our Intellectual Property
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.
Our success depends in large part on our proprietary technology and our patents, trade secrets, trademarks and other intellectual property rights. We rely on, and expect to continue to rely on, a combination of trademark, trade dress, domain name, copyright, trade secret and patent laws, as well as confidentiality and license agreements with our employees, contractors, consultants and third parties with whom we have relationships, to establish and protect our brand and other intellectual property rights. However, our efforts to protect our intellectual property rights may not be sufficient or effective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services or technologies that are substantially similar to ours and that compete with our business.
Effective protection of patents, trademarks and domain names is expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights. As we have grown, we have sought to obtain and protect our intellectual property rights in an increasing number of countries, a process that can be expensive and may not always be successful. For example, the U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural requirements to complete the patent application process and to maintain issued patents, and noncompliance or non-payment could result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in a relevant jurisdiction. Further, intellectual property protection may not be available to us in every country in which our products are available. For example, the existence of prior art – or information that is already in the public domain – may limit our ability to obtain additional patents in the U.S. and foreign jurisdictions. Some foreign countries also have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.
We have an active program of monitoring, investigating and enforcing our proprietary rights against companies and individuals who market or manufacture counterfeits and “knockoff” products, particularly ancillary and/or specialized products used with our connected machines. We assert our rights against infringers of our copyrights, patents, trademarks and trade dress. However, these efforts may not be successful in reducing sales of imitation products by these infringers. Additionally, other manufacturers may be able to produce successful personal desktop manufacturing devices which imitate our designs without infringing any of our copyrights, patents, trademarks or trade dress. Particularly with respect to the accessories and materials we sell to users for use with their machines, counterfeits, knockoffs or imitations are known to exist in the industry. The failure to prevent or limit such infringers or imitators could adversely affect our reputation and sales.
In order to protect our brand and intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Our failure to secure, protect and enforce our intellectual property rights could seriously damage our brand and our business.
We have faced threats, and in the future may be threatened, by third parties for alleged infringement of their proprietary rights.
There is considerable patent and other intellectual property development activity in the technology industry, and litigation, based on allegations of infringement or other violations of intellectual property, is frequent in the technology industry. Furthermore, it is common for individuals and groups to purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Our use of third-party content, including images, software and other intellectual property may be subject to claims of infringement or misappropriation. We cannot guarantee that our internally-developed or acquired technologies and content do not or will not infringe the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products or services or using certain technologies, force us to implement expensive work-arounds or impose other unfavorable terms. We expect that the occurrence of infringement claims is likely to grow as the market for our products and services grows and as we introduce new and updated products and services. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could adversely affect our business, financial condition and results of operations.
We depend upon third-party licenses and the purchase of third-party works for the use of digital content. An adverse change to, loss of or claim that we do not hold necessary licenses or rights may adversely affect our business, results of operations and financial condition.
Digital content is an important element of the overall content that we make available to our users. To secure the rights to use certain fonts, images, ready-to-make projects, patterns and other digital contents that are used on or with our products and services, we enter into agreements to obtain licenses from rights holders such as copyright owners or their agents. We pay royalties to such parties or their agents around the world. In other instances, we enter into agreements with various third parties to purchase their pre-existing works or engage on a “works for hire” basis to procure desired content.
The process of obtaining licenses, purchasing pre-existing works and new engagement involves identifying and negotiating with many rights holders, some of whom are unknown or difficult to identify, and implicates a myriad of complex and evolving legal issues across many jurisdictions, including open questions of law as to when and whether particular licenses are needed. Rights holders also may attempt to take advantage of their market power to seek onerous financial terms from us. Our relationship with certain rights holders may deteriorate. Additionally, there is a risk that aspiring rights holders, their agents or legislative or regulatory bodies will create or attempt to create new rights that could require us to enter into new license agreements with, and pay royalties to, newly defined groups of rights holders, some of which may be difficult or impossible to identify.

Although we expend significant resources to seek to comply with the statutory, regulatory and judicial frameworks, we cannot guarantee that we currently hold, or will always hold, every necessary right to use all of the digital content that is used with our products and services, and we cannot assure you that we are not infringing or violating any third-party intellectual property rights, or that we will not do so in the future.
These challenges, and others concerning the use of licensed content with our products, may subject us to significant liability for copyright infringement, breach of contract or other claims. For additional information, see the section titled “Business—Legal Proceedings.”
Legislation regarding copyright protection or content review could impose complex and costly constraints on our business model.
Although our agreements with users submitting designs or other content to our websites and mobile apps specifically require users to represent that they have the right and authority to provide and license the designs and other content they submit for the purposes used by us, that the content does not and will not violate any law, statute, ordinance or regulation, and that the content (and our use of it) does not and will not infringe on any rights of any third party, we do not currently have the ability to determine the accuracy of these representations on a case-by-case basis. There is a risk that a user may supply an image or other content that is the property of another party used without permission, that infringes the copyright or trademark of another party or another party’s right of privacy or right of publicity or that would be considered to be defamatory, pornographic, hateful, racist, scandalous, obscene or otherwise offensive, objectionable or illegal under the laws or court decisions of the jurisdiction where that user lives. There is, therefore, a risk that users may intentionally or inadvertently order and receive products from us that are in violation of the rights of another party or a law or regulation of a particular jurisdiction.
The EU has also enacted a new law that will require us to use best efforts in accordance with the high industry standards of professional diligence to exclude infringing content from our platform that may be uploaded by our users. To comply with this new law, we will likely have to devote significant time and resources to develop technologies to prevent infringing content from being uploaded to our platform and, to the extent infringing content makes it onto our platform, to expeditiously remove such content and implement measures to prevent re-uploads of such content. Although the new law does not mandate monitoring, there may be no practical way for us to comply with the law’s stringent new requirements without adopting some form of robust content identification systems. We may also be required to enter into license agreements with various rights holders to obtain licenses that authorize the storage and use of content uploaded by our users. We may not be able to develop technological solutions to comply with applicable law on economically reasonable terms and there is no guarantee that we will be able to enter into agreements with all relevant rights holders on terms that we deem reasonable. Compliance may therefore cause us to encounter increased costs which could substantially harm our business and results of operations.
Some of our products contain open source software, which may pose particular risks to our proprietary software, technologies, products and services in a manner that could harm our business.
We use open source software in our products and anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require us to expend significant additional research and development resources, and we cannot guarantee that we will be successful.
Additionally, the use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have processes to help alleviate these risks, including a review process for screening requests from our developers for the use of open source software, but we cannot be sure that all open source software is identified or submitted for approval prior to use in our products. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could adversely affect our business, financial condition and results of operations.
Risks Related to the Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting power with our pre-initial public offering stockholders, which limits their ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction.
Our Class A common stock has one vote per share and our Class B common stock has five votes per share, except as otherwise required by law. Petrus and affiliates hold 128,486,824 shares of issued and outstanding Class B common stock. Accordingly, Petrus and affiliates hold approximately 61.4% of the voting power of our outstanding capital stock in the aggregate. Petrus is able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Petrus may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between Petrus and our other stockholders, which may result in Petrus undertaking, or causing us to undertake, actions that would be desirable for Petrus but would not be desirable for our other stockholders.
Future transfers by the holders of Class B common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or other transfers by Petrus. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon (i) the date following the Effectiveness Date on which the number of shares of our capital stock, including Class A common stock and Class B common stock, and any shares of capital stock underlying any securities, including restricted stock units, options or other convertible instruments, held by “Petrus Affiliates,” as defined in our amended and restated certificate of incorporation, and their permitted entities is less than 50% of the number of shares of Class B common stock held by Petrus Affiliates and their permitted entities as of 11:59 p.m. Eastern Time on the Effectiveness Date, which we refer to herein as the 50% Ownership Threshold, (ii) the first date after the Effectiveness Date when the outstanding shares of Class B common stock represent less than a majority of the total voting power of the then outstanding shares of our capital stock entitled to vote generally in the election of directors or (iii) the time following the Effectiveness Date specified by affirmative vote or written election of the holders of at least two-thirds of the outstanding shares of Class B common stock. We refer to the date on which such final conversion of all outstanding shares of Class B common stock pursuant to the terms of our amended and restated certificate of incorporation occurs as the Final Conversion Date.
We cannot predict the effect our dual class structure may have on the market price of our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other negative consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. These policies are still fairly new and it is currently unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress their valuations compared to the valuations of other similar companies that are included. Because of our dual class structure, we will likely be excluded from certain of these indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
The stock price of our Class A common stock may be volatile or may decline regardless of our operating performance
The market prices of the securities of newly public companies such as us have historically been highly volatile. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•overall performance of the equity markets and the performance of technology companies in particular;
•variations in our results of operations, cash flows and other financial metrics and non-financial metrics and how those results compare to analyst expectations;
•changes in the financial projections we may provide to the public, or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•recruitment or departure of key personnel;
•the economy as a whole and market conditions in our industry;
•negative publicity related to problems in our manufacturing or the real or perceived quality of our products, as well as the failure to timely launch new products or services that gain market acceptance;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of new products, accessories, features and content, significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•actual or perceived privacy or data security incidents;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•lawsuits threatened or filed against us, litigation involving our industry, or both;
•developments or disputes concerning our or other parties’ products, services or intellectual property rights;

•the inclusion or exclusion of our Class A common stock from any trading indices, such as the S&P 500 Index;
•other events or factors, including those resulting from war, incidents of terrorism, manmade or natural disasters, pandemics or responses to these events;
•the expiration of contractual lock-up or market standoff agreements; and
•sales of shares of our Class A common stock by us or our stockholders.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.
Our directors, executive officers and holders of 5% or more of our common stock hold approximately 79.9% of the total voting power of our common stock and are able to exert significant control over us, which will limit your ability to influence the outcome of important transactions, including a change of control.
Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, hold, in the aggregate, approximately 79.9% of the total voting power of shares of our outstanding common stock, based on the number of shares outstanding as of December 31, 2020. Further, Petrus and affiliates, collectively, are currently our largest stockholder. Petrus and affiliates hold approximately 61.4% of the total voting power of our common stock based on the number of shares outstanding as of December 31, 2020. As a result, our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our Class A common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our Class A common stock.
We are a “controlled company” within the meaning of the Exchange rules and, as a result, are entitled to rely on exemptions from certain corporate governance requirements that are designed to provide protection to stockholders of companies that are not “controlled companies.”
Because Petrus and affiliates own more than 50% of the total voting power of our common shares, we are a “controlled company” within the meaning of the Exchange’s corporate governance standards. As a controlled company, we are exempt under the Exchange’s standards from the obligation to comply with certain corporate governance requirements, including the requirements:
•that a majority of our board of directors consists of independent directors;
•that we have a nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
As a result of relying on the controlled company exemptions, the procedures for approving significant corporate decisions could be determined by directors who have a direct or indirect interest in such decisions, and our stockholders do not have the same protections afforded to stockholders of other companies that are required to comply with all of the independence rules of the Exchange.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our Class A common stock and trading volume could decline.
The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If few securities analysts commence coverage of us or fail to publish reports on us regularly, or if industry analysts cease coverage of us, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline.
Future sales of our Class A common stock, or the perception in the public markets that these sales may occur, may depress our stock price.
The market price of our Class A common stock could decline significantly as a result of sales of a large number of shares of our Class A common stock in the market following our initial public offering. These sales, or the perception that these sales might occur, could depress the market price of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
In connection with our initial public offering, we, our directors, certain of our executive officers and the selling stockholders have each agreed to certain lock-up restrictions. We and they, subject to certain exceptions, are not permitted to dispose of or hedge any shares of our Class A common stock for 180 days (or earlier pursuant to the early release scenario described below) after the date of our initial public offering, except as discussed in “Shares Eligible for Future Sale” of the Prospectus, without the prior consent of Goldman Sachs & Co. LLC. Goldman Sachs & Co. LLC may, in its sole discretion, release all or any portion of the shares of our Class A common stock from the restrictions in any of the lock-up agreements described above.
Notwithstanding the foregoing, the terms of the lock-up agreements will expire for 25% of each stockholder’s shares of common stock (including all outstanding shares and equity awards, rounded down to the nearest whole share), if certain conditions are met, or the Early Lock-Up Expiration. If such conditions are met, the shares held by the signatory of each lock-up agreement that are subject to such Early Lock-Up Expiration will become available for sale immediately prior to the opening of trading on the Exchange on the second trading day following the end of the Measurement Period (as defined below), or the Early Lock-Up Expiration Date, subject to the conditions below if at any time beginning 90 days after the date of our initial public offering, or the Early Expiration Threshold Date:
(i) the company has filed at least one quarterly report on Form 10-Q or annual report on Form 10-K; and
(ii) the last reported closing price of the common stock on the Exchange is at least 33% greater than the price per share set forth on the cover of the Prospectus for 10 out of any 15 consecutive trading days ending on or after the Early Expiration Threshold Date (which 15 day trading period may begin prior to the Early Expiration Threshold Date), including the last day of such 15 day trading period, or the Measurement Period.
If at the time of such Early Lock-Up Expiration Date we are in a blackout period, the actual date of such Early Lock-Up Expiration shall be delayed, until immediately prior to the opening of trading on the second trading day, or the Extension Expiration Date, following the first date (such first date, the Extension Expiration Measurement Date) that (i) we are no longer in a blackout period under our insider trading policy and (ii) the closing price on the Extension Expiration Measurement Date is at least greater than the price on the cover of the Prospectus.
Also, in the future, we may issue shares of our Class A common stock in connection with investments or acquisitions. The amount of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of then-outstanding shares of our common stock.
We do not currently intend to pay dividends for the foreseeable future.
In September 2020, we paid a cash dividend to Cricut Holdings, our sole stockholder at the time. We currently do not intend to pay any cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by the restrictions under the terms of our New Credit Agreement. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Provisions in our charter documents and under Delaware law could make an acquisition of us difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our Class A common stock.
Our charter documents also contain other provisions that could have an anti-takeover effect, such as:
•subject to the rights of the holders of preferred stock, permitting the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•prohibiting cumulative voting for directors;
•requiring super-majority voting to amend some provisions in our certificate of incorporation and bylaws;
•authorizing the issuance of undesignated preferred stock that our board of directors could use to implement a stockholder rights plan;
•eliminating the ability of stockholders to call special meetings of stockholders;
•prohibiting stockholder action by written consent prior to the Final Conversion Date unless the action is first recommended or approved by the board, and prohibiting stockholder action by written consent from and after the Final Conversion Date, which requires stockholder actions to be taken at a meeting of our stockholders;
•certain litigation against us can only be brought in Delaware; and
•our dual class common stock structure as described above.
Our charter documents provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation and our amended and restated bylaws provide that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. This exclusive forum provision will not apply to claims that are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction.

Section 22 of the Securities Act creates concurrent jurisdiction for U.S. federal and state courts over causes of action arising under the Securities Act. Accordingly, both U.S. state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to the foregoing provision of our amended and restated bylaws.
Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of U.S. federal securities laws in the types of lawsuits to which they apply, the exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, shareholders, officers or other employees, which may discourage lawsuits with respect to such claims against us and our current and former directors, shareholders, officers or other employees. Our stockholders will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provision. Further, in the event a court finds the exclusive forum provision contained in our amended and restated bylaws to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our results of operations.
General Risk Factors
The outbreak of the COVID-19 pandemic could adversely affect our business, results of operations and financial condition.
The COVID-19 pandemic has caused significant volatility in financial markets. Public health problems resulting from the COVID-19 pandemic and precautionary measures instituted by governments and businesses to mitigate its spread, including government lock-downs, travel restrictions and quarantines, have contributed to, and could for the foreseeable future contribute to, a general slowdown in the global economy, adversely impact our brick-and-mortar and online retail partners, potential customers, third-party suppliers, contract manufacturers, third-party logistics providers and other business partners, and disrupt our operations. Changes in our operations in response to the COVID-19 pandemic have resulted, and could continue to result in, inefficiencies or delays, including in manufacturing, sales, delivery and product development efforts, and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession and business continuity planning, employees working remotely or teleconferencing technologies.
During the COVID-19 pandemic we have experienced an increase in demand for our products and subscriptions. For example, from 2018 to 2019 our revenue from connected machines grew 35%, our revenue from subscriptions grew 72% and our revenue from accessories and materials grew 45%. In comparison, from 2019 to 2020 our revenue from connected machines grew 110%, our revenue from subscriptions grew 107% and our revenue from accessories and materials grew 84%. We believe that some portion of our 2020 revenue growth was a result of the COVID-19 pandemic, but we are not able to quantify the proportion of the increase in demand that is attributable to the COVID-19 pandemic as opposed to other factors contributing to our growth in recent periods.
There is no guarantee that such trends will continue at all or at the same rate in the future, particularly once the rollout of COVID-19 vaccines becomes more prevalent, restrictions on movement are lifted and full-time return to work trends normalize. To the contrary, the COVID-19 pandemic has had and may lead to a negative impact on our business and results of operations due to the occurrence of some or all of the following events or circumstances, among others:
•our inability to manage our business effectively due to key employees becoming ill or infection clusters in worker populations, working from home inefficiently and being unable to travel to our facilities;
•our third-party suppliers’, contract manufacturers’, third-party logistics providers’ and other business partners’ inability to operate worksites, including manufacturing facilities, shipping and fulfillment centers and third-party logistics facilities; for example, we have experienced longer lead times requirements with suppliers and slowdowns with our contract manufacturers during the COVID-19 pandemic;
•prolonged delivery timelines;
•increased return rates or decreased sales of our connected machines, subscriptions and accessories and materials, as applicable, due to a decrease in consumer discretionary spending;
•inventory shortages caused by a combination of increased demand for our products and longer lead-times in the manufacturing of our connected machines and certain other products, due to work restrictions related to the COVID-19 pandemic, import and export conditions, such as port congestion and local government orders;
•interruptions in manufacturing (including the sourcing of key components) and shipment of our products; for example, in certain instances, our suppliers, manufacturers and third-party logistic partners have closed and may in the future temporarily close certain of their facilities for short periods of time;
•government mandated shutdowns or movement control orders in the countries in which our contract manufacturers and suppliers are located, specifically China and Malaysia, which may disrupt the operations of our contract manufacturers and third-party suppliers, which could impact our ability to purchase components at efficient prices and in sufficient amounts; and
•incurrence of significant increases to employee health care and benefits costs.
The extent of the impact of the COVID-19 pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.
We are an “emerging growth company” and intend to take advantage of the reduced disclosure requirements applicable to emerging growth companies which may make our Class A common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years and (iv) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC. For so long as we remain an emerging growth company, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies,” including:
•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;
•reduced disclosure obligations regarding executive compensation; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We currently intend to take advantage of the available exemptions described above. We have taken advantage of reduced reporting burdens in this Quarterly Report on Form 10-Q. In particular, we have not included all of the executive compensation information that would be required if we were not an emerging growth company. We cannot predict if investors will find our Class A common stock less attractive if we rely on these exemptions. Furthermore, under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We plan to avail ourselves of this accommodation allowing for delayed adoption of new or revised accounting standards. If some investors find our Class A common stock less attractive as a result of these decisions, there may be a less active trading market for our Class A common stock and the price of our Class A common stock may be more volatile.
Our business is subject to a large number of U.S. and non-U.S. laws, many of which are evolving, including laws specific to e-commerce.
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws and taxation, as well as laws and regulations focused on e-commerce and online marketplaces, such as online payments, privacy, anti-spam, data security and protection, online platform liability, intellectual property and consumer protection, the ability to collect and/or share necessary information that allows us to conduct business on the Internet, marketing communications and advertising, content protection, electronic contracts or gift cards. In some cases, non-U.S. privacy, data protection, information security, consumer protection, e-commerce and other laws and regulations are more detailed than those in the United States and, in some countries, are actively enforced.
These laws and regulations are continuously evolving, and compliance is costly and could require changes to our business practices and significant management time and effort, or may result in enforcement actions or litigation. For example, California’s Automatic Renewal Law requires companies to adhere to enhanced disclosure requirements when entering into automatically renewing contracts with consumers. As a result, a wave of consumer class action lawsuits was brought against companies that offer online products and services on a subscription or recurring basis. Other laws, like the CCPA and the EU’s GDPR, require us to implement reasonable privacy and security measures, including applying security requirements by contract to certain service providers and processors acting on our behalf, as well as requiring certain privacy and security disclosures to consumers and employees. In some jurisdictions, these laws and regulations may be subject to attempts to apply such domestic rules world-wide against us or our subsidiaries. Additionally, it is not always clear how existing laws apply to online marketplaces as many of these laws do not address the unique issues raised by online marketplaces or e-commerce. For example, as described elsewhere in this Risk Factors section, laws relating to privacy, data protection and information security are evolving differently in different jurisdictions. Federal, state and non-U.S. governmental authorities, as well as courts interpreting relevant laws, continue to evaluate and assess applicable privacy, data protection and information security requirements.
Existing and future laws and regulations enacted by federal, state or non-U.S. governments or the inconsistent enforcement of such laws and regulations could impede the growth of e-commerce or online marketplaces, which could have a negative impact on our business and operations. Examples include data localization requirements, limitations on marketplace scope or ownership, intellectual property intermediary liability rules, regulation of online speech, limits on network neutrality and rules related to security, privacy, data protection or national security, which may impede us or our users. We could also face regulatory challenges or be subject to discriminatory or anti-competitive practices that could impede both our growth prospects, increase our costs and harm our business.
We strive to comply with all applicable laws, but they may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are in conflict with the laws or regulations of another jurisdiction. Despite our best efforts, we may not have fully complied with all applicable laws and may not in the future. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, lost business and proceedings or actions against us by governmental entities or others, which could result in significant expenses, fines or penalties. Laws or regulations, or enforcement thereof, could also force us to change the way we operate, which could require us to incur significant expenses or to discontinue certain services, which could negatively affect our business.
Additionally, if third parties with whom we work violate applicable laws or our policies, those violations could result in other liabilities for us and could harm our business. Furthermore, the circumstances in which we may be held liable for the acts, omissions or responsibilities of these parties is uncertain, complex and evolving. If an increasing number of such laws are passed, the resulting compliance costs and potential liability risk could negatively impact our business.

From time to time, we may be subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention and materially harm our business, results of operations and financial condition.
From time to time, we may be subject to claims, lawsuits, regulatory disputes, government inquiries and other proceedings, including matters related to intellectual property, commercial, employment and tax that could adversely affect our business, results of operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries. Litigation and regulatory proceedings, and particularly any intellectual property infringement matters that we may face, could be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Adverse outcomes with respect to any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, make content unavailable or require us to stop offering certain features, all of which could negatively affect our subscription and revenue growth. See the section titled “Business—Legal Proceedings” for additional information.
The results of claims, lawsuits, regulatory disputes, government inquiries and other proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition and results of operations.
We may engage in merger and acquisition activities, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our results of operations.
As part of our business strategy, we may in the future engage in investment, merger or acquisition activities involving other companies, products or technologies. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our users or investors. Moreover, an acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses and adversely affecting our business, financial condition and results of operations. Moreover, we may be exposed to unknown liabilities, and the anticipated benefits of any acquisition, investment or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company.
To pay for any such acquisitions, we would have to use our cash and cash equivalents, incur debt or issue equity securities, or a combination thereof, each of which may affect our financial condition or the value of our Class A common stock and could result in dilution to our existing stockholders. If we incur more debt, it would result in increased fixed obligations and could also subject us to additional covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management, disrupt the ordinary functioning of our business and adversely affect our business, financial condition and results of operations.
Our business is subject to the risk of earthquakes, fire, power outages, floods, public health crises, including the COVID-19 pandemic, and other catastrophic events, and to interruption by manmade problems such as terrorism.
Our business is vulnerable to damage or interruption from earthquakes, fires, pandemics, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, public health crises, including the COVID-19 pandemic and similar events. For example, our operations are subject to a range of external factors related to the COVID-19 pandemic that are not within our control. A wide range of governmental restrictions have been imposed on our employees’, customers’ and suppliers’ physical movement to limit the spread of COVID-19. There can be no assurance that precautionary measures, whether adopted by us or imposed by others, will be effective, and such measures could negatively affect our sales, marketing and Cricut Member Care efforts, delay and lengthen our sales cycles, decrease our employees’ or customers’ or partners’ productivity or create operational or other challenges, any of which could harm our business, results of operations and financial condition. The third-party systems and operations and manufacturers we rely on are subject to similar risks. Our insurance policies may not cover losses from these events or may provide insufficient compensation that does not cover our total losses. For example, a significant natural disaster, such as a pandemic, earthquake, fire or flood, could adversely affect our business, financial condition and results of operations, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products, that house our servers, or from which we generate content. As we rely heavily on our computer and communications systems, and the Internet to conduct our business and provide high-quality Cricut Member Care, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and manufacturers’ businesses, which could adversely affect our business, financial condition and results of operations.
We are subject to payment processing risk.
Our brick-and-mortar and online retail partners and users pay for our products using a variety of different payment methods, including credit and debit cards, gift cards, electronic fund transfers and electronic payment system and third-party financing providers. We rely on internal systems as well as those of third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors or changes to rules or regulations concerning payment processing, our revenue, operating expenses and results of operation could be adversely impacted. We leverage our third-party payment processors to bill users on cricut.com and Paid Subscriber on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to find alternative methods of collecting payments, which could adversely impact user and Paid Subscriber acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operation and if not adequately controlled and managed could create negative consumer perceptions of our service.
In 2020, we introduced an integration with a third-party financing provider, Affirm, which allows users to finance the purchase of our connected machines through third-party consumer financing. There is no assurance that Affirm, or any other company that may in the future offer financing to our users, will continue to provide users with access to credit or that credit limits under such arrangements will be sufficient. Such restrictions or limitations on the availability of consumer credit could have an adverse impact on our business, results of operations and financial condition.
The estimates of market size included in this Quarterly Report on Form 10-Q or that we have provided publicly may prove to be inaccurate, and even if the market in which we compete is of the size we estimate, we cannot assure you that our business will penetrate some or all of our SAM or TAM.
Market size estimates are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates of market size in this Quarterly Report on Form 10-Q or that we have provided publicly relating to our SAM and TAM, including estimates based on our commissioned surveys or our own internal survey data, may prove to be inaccurate. Even if the market is of the size we estimate, we may not further penetrate our SAM or TAM, or at all. Accordingly, the estimates of market size should not be taken as indicative of our future growth.
The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
As a public company we will incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the rules subsequently implemented by the SEC, the rules and regulations and the listing standards of the Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations will likely strain our financial and management systems, internal controls and employees.
The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations and the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control over, financial reporting to meet this standard, significant resources and management oversight may be required. If, in the future, we have material weaknesses or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.
In addition, we will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act when we cease to be an emerging growth company. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, our finance team is small and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.
Being a public company and complying with applicable rules and regulations will make it much more expensive for us to obtain director and officer liability insurance, and we will incur substantially higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and stockholders’ equity/deficit and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to deferred revenue and entitlements. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.
We may be subject to sales and other taxes, and we may be subject to liabilities on past sales for taxes, surcharges and fees.
The application of indirect taxes, such as sales and use tax, subscription sales tax, value-added tax, provincial taxes, goods and services tax, business tax and gross receipt tax, to businesses like ours is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business. One or more states, the federal government or other countries may seek to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours that offer subscription services. For example, on June 21, 2018, the U.S. Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state sellers even if those sellers lack any physical presence within the states imposing the sales taxes. Under Wayfair, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of Wayfair) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. The U.S. Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state sellers on sales that occurred in prior tax years, which could create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors and decrease our future sales, which could adversely impact our business and results of operations. Although we believe that we currently collect and remit sales taxes in all states that have adopted laws imposing sales tax collection obligations on out-of-state sellers since Wayfair was decided, a successful assertion by one or more states requiring us to collect sales taxes where we presently do not do so, or to collect more taxes in a jurisdiction where we currently do collect some sales taxes, could result in substantial tax liabilities, including taxes on past sales, as well as interest and penalties. The adoption of new laws by, or a successful assertion by taxing authorities of such laws, could also require us to incur substantial costs to capture data and collect and remit taxes. If such obligations were imposed, the additional costs associated with tax collection, remittance and audit requirements could adversely affect our business, financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
In the three months ended March 31, 2021, Cricut Holdings, LLC issued the following unregistered securities:

•Incentive Unit Issuances: an aggregate of 1,868,223 incentive units with no participation threshold issued to officers, directors, employees, consultants and other service providers; and
•Option Issuances: a fully vested option to purchase 27,027 zero strike price incentive units at an exercise price of $7.40 to a service provider, which option was subsequently exercised in full.
These issuances were previously reported in the registration statement of which the Prospectus was a part. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering. We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act including by virtue of Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder) because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

In connection with the Corporate Reorganization, such securities were converted into 807,704 shares of our Class B common stock and RSUs that will vest into 164,080 shares of our Class A common stock.

Use of Proceeds
On March 29, 2021, we completed our initial public offering, or IPO, in which we sold 13,250,000 shares of our Class A common stock at an offering price of $20.00 per share, and certain selling stockholders sold 2,064,903 shares of our shares at an offering price of $20.00 per share. We received net proceeds of $242.7 million, after deducting underwriting discounts, commissions and other issuance costs of $22.3 million. On April 28, 2021, we sold an additional 968,815 shares of Class A common stock and the selling stockholders sold an additional 150,984 shares of Class A common stock pursuant to the partial exercise of the underwriters’ option to purchase additional shares which generated net proceeds of $18.1 million after deducting for underwriting discounts and commissions of $1.3 million.All of the shares issued and sold in our IPO were registered under the Securities Act of 1933, as amended pursuant to a registration statement on Form S-1 (File No. 333-243134), which was declared effective by the SEC on March 24, 2021. The representatives of the underwriters of our IPO were Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC.
No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. As of March 31, 2021, approximately $[ ] million of expenses incurred in connection with our IPO had been paid.

There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Prospectus.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant.	X
3.2	Amended and Restated Bylaws of the registrant.	X
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.		S-1/A	333-253134	10.1	March 16, 2021
10.2+	Outside Director Compensation Policy.		S-1/A	333-253134	10.2	March 16, 2021
10.3+	Form of Incentive Unit Award Agreement.		S-1/A	333-253134	10.3	March 16, 2021
10.4+	Form of Zero Strike Incentive Unit Award Agreement.		S-1/A	333-253134	10.4	March 16, 2021
10.5+	Form of Incentive Unit Subscription Agreement.		S-1/A	333-253134	10.5	March 16, 2021
10.6+	Form of Zero Strike Incentive Unit Subscription Agreement.		S-1/A	333-253134	10.6	March 16, 2021
10.7+	Form of Announcement of Bonus Award and Bonus Award Agreement.		S-1/A	333-253134	10.7	March 16, 2021
10.8+	Form of Announcement of Bonus Purchase and Bonus Purchase Agreement.		S-1/A	333-253134	10.8	March 16, 2021
10.9+	Cricut, Inc. 2021 Equity Incentive Plan and related form agreements.		S-1/A	333-253134	10.9	March 16, 2021
10.10+	Executive Employment Agreement between the registrant and Ashish Arora, dated as of March 14, 2021.		S-1/A	333-253134	10.10	March 16, 2021
10.11+	Confirmatory Employment Letter between the registrant and Martin F. Petersen, dated as of March 13, 2021.		S-1/A	333-253134	10.11	March 16, 2021
10.12+	Confirmatory Employment Letter between the registrant and Donald B. Olsen, dated as of March 13, 2021.		S-1/A	333-253134	10.12	March 16, 2021
10.13+	Confirmatory Employment Letter between the registrant and Gregory Rowberry, dated as of March 13, 2021.		S-1/A	333-253134	10.13	March 16, 2021
10.14 +	Cricut, Inc. 2021 Employee Stock Purchase Plan and related form agreements.		S-1/A	333-253134	10.20	March 16, 2021
10.15 +	Executive Incentive Compensation Plan.		S-1/A	333-253134	10.21	March 16, 2021
10.16 +	Form of Option Agreement.		S-1/A	333-253134	10.22	March 16, 2021
10.17 +	Executive Change in Control and Severance Plan.		S-1/A	333-253134	10.23	March 16, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X
101 SCH	XBRL Taxonomy Extension Schema Document.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Taxonomy Extension Definition Linkbase Document.
101 LAB	XBRL Taxonomy Extension Label Linkbase Document.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
+ Indicates management contract or compensatory plan.
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 13, 2021	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2021	By:		/s/ Martin F. Petersen
			Name:	Martin F. Petersen
			Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	May 13, 2021	By:		/s/ Ryan Harmer
			Name:	Ryan Harmer
			Title:	Controller
(Principal Accounting Officer)