Form 10-Q
period 2021-06-30
Cricut, Inc.
filed 2021-08-13
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2021, the registrant had 24,464,418 shares of Class A Common Stock, and 197,767,473 shares of Class B Common Stock, outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Cricut, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of June 30, 2021	As of December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$314,080	$122,215
Accounts receivable, net	163,700	162,931
Inventories	426,901	248,745
Prepaid expenses and other current assets	20,267	4,916
Total current assets	924,948	538,807
Property and equipment, net	42,974	33,441
Intangible assets, net	1,900	2,280
Deferred tax assets	3,119	3,119
Other assets	1,361	3,753
Total assets	$974,302	$581,400
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$280,295	$251,658
Accrued expenses and other current liabilities	46,583	71,324
Deferred revenue, current portion	26,329	23,518
Total current liabilities	353,207	346,500
Deferred revenue, net of current portion	4,072	2,758
Other non-current liabilities	3,411	3,217
Total liabilities	360,690	352,475
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2021. No shares issued, authorized or outstanding as of December 31, 2020.	—	—
Common stock, par value $0.001 per share, 1,250,000,000 shares authorized as of June 30, 2021, 222,253,059 shares issued and outstanding as of June 30, 2021; 257,058,262 shares authorized as of December 31, 2020, 208,116,104 shares issued and outstanding as of December 31, 2020	222	208
Additional paid-in capital	698,879	412,741
Accumulated deficit	(85,489)	(184,033)
Accumulated other comprehensive income (loss)	—	9
Total stockholders’ equity	613,612	228,925
Total liabilities and stockholders’ equity	$974,302	$581,400
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Connected machines	$146,326	$113,388	$287,646	$170,276
Subscriptions	50,673	24,028	96,812	43,208
Accessories and materials	137,494	97,920	273,857	165,575
Total revenue	334,493	235,336	658,315	379,059
Cost of revenue:
Connected machines	116,217	95,543	235,909	147,120
Subscriptions	5,285	3,122	9,583	5,963
Accessories and materials	82,696	63,364	162,258	107,901
Total cost of revenue	204,198	162,029	407,750	260,984
Gross profit	130,295	73,307	250,565	118,075
Operating expenses:
Research and development	20,606	8,636	36,304	17,807
Sales and marketing	33,030	13,437	60,519	25,884
General and administrative	12,507	5,473	24,926	11,173
Total operating expenses	66,143	27,546	121,749	54,864
Income from operations	64,152	45,761	128,816	63,211
Other income (expense), net	14	(368)	(15)	(942)
Income before provision for income taxes	64,166	45,393	128,801	62,269
Provision for income taxes	15,040	10,514	30,257	14,350
Net income	$49,126	$34,879	$98,544	$47,919
Other comprehensive income (loss):
Foreign currency translation adjustment	4	(33)	(9)	65
Comprehensive income	49,130	34,846	98,535	47,984
Net income	$49,126	$34,879	$98,544	$47,919
Earnings per share, basic	$0.24	$0.17	$0.47	$0.23
Earnings per share, diluted	$0.22	$0.17	$0.46	$0.23
Weighted-average common shares outstanding, basic	208,205,162	208,116,104	207,760,027	208,116,104
Weighted-average common shares outstanding, diluted	222,947,030	208,116,104	216,403,427	208,116,104
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	208,116,104	$208	$412,741	$(184,033)	$9	$228,925
Net income	—	—	—	49,418	—	49,418
Capital contributions	—	—	200	—	—	200
Initial public offering, net of offering costs	13,250,000	13	242,655	—	—	242,668
Repurchase upon Corporate Reorganization	(524)	—	(10)	—	—	(10)
Reclassification of liability awards to equity upon modification	—	—	10,784	—	—	10,784
Stock-based compensation	—	—	6,635	—	—	6,635
Compensatory units repurchased	—	—	(160)	—	—	(160)
Other comprehensive loss	—	—	—	—	(13)	(13)
Balance as of March 31, 2021	221,365,580	$221	$672,845	$(134,615)	$(4)	$538,447
Net income	—	—	—	49,126	—	49,126
Issuance of common stock upon vesting of restricted stock units	64,566	—	—	—	—	—
Forfeiture of unvested common stock	(145,902)	—	—	—	—	—
Initial public offering, net of offering costs	968,815	1	18,019	—	—	18,020
Stock-based compensation	—	—	8,015	—	—	8,015
Other comprehensive income	—	—	—	—	4	4
Balance as of June 30, 2021	222,253,059	$222	$698,879	$(85,489)	$—	$613,612

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	208,116,104	$208	$459,573	$(338,611)	$(28)	$121,142
Net income	—	—	—	13,040	—	13,040
Capital contributions	—	—	1,083	—	—	1,083
Stock-based compensation	—	—	1,379	—	—	1,379
Compensatory units repurchased	—	—	(732)	—	—	(732)
Other comprehensive income	—	—	—	—	98	98
Balance as of March 31, 2020	208,116,104	$208	$461,303	$(325,571)	$70	$136,010
Net income	—	—	—	34,879	—	34,879
Capital contributions	—	—	4	—	—	4
Stock-based compensation	—	—	827	—	—	827
Compensatory units repurchased	—	—	(1,630)	—	—	(1,630)
Other comprehensive loss	—	—	—	—	(33)	(33)
Balance as of June 30, 2020	208,116,104	$208	$460,504	$(290,692)	$37	$170,057
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$98,544	$47,919
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	8,317	6,685
Stock-based compensation	19,795	2,774
Provision for inventory obsolescence	1,598	2,815
Provision for doubtful accounts	(110)	316
Changes in operating assets and liabilities:
Accounts receivable	(659)	(57,204)
Inventories	(178,527)	95,438
Prepaid expenses and other current assets	(15,361)	550
Other assets	311	116
Accounts payable	28,833	(15,062)
Accrued expenses and other current liabilities and other non-current liabilities	(20,860)	27,305
Deferred revenue	4,124	3,616
Net cash and cash equivalents (used in) provided by operating activities	(53,995)	115,268
Cash flows from investing activities:
Acquisitions of property and equipment, including costs capitalized for development of internal use software	(16,124)	(12,269)
Net cash and cash equivalents used in investing activities	(16,124)	(12,269)
Cash flows from financing activities:
Proceeds from capital contributions	200	1,087
Proceeds from issuance of common stock upon initial public offering, net of offering costs	262,007	—
Repurchase of compensatory units	(160)	(2,362)
Repurchase of common stock upon Corporate Reorganization	(10)	—
Payments on term loan	—	(2,500)
Drawdowns on revolving loan	—	228,269
Payments on revolving loan	—	(260,862)
Payments on capital leases	(24)	(50)
Payments for debt issuance costs	—	(50)
Net cash provided by (used in) financing activities	262,013	(36,468)
Effect of exchange rate on changes on cash and cash equivalents	(29)	60
Net increase in cash and cash equivalents	191,865	66,591
Cash and cash equivalents at beginning of period	122,215	6,653
Cash and cash equivalents at end of period	$314,080	$73,244
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$14	$1,128
Cash paid during the period for income taxes	$52,410	$31
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$3,118	$1,727
Stock-based compensation capitalized for software development costs	$673	$125
Deferred offering costs in accounts payable and accrued expenses and other current liabilities	$—	$—
Reclassification of liability awards to equity upon modification	$10,784	$—
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
Initial Public Offering and Corporate Reorganization
The Company’s registration statement on Form S-1 related to its initial public offering (“IPO”) was declared effective on March 24, 2021 by the Securities and Exchange Commission (“SEC”), and the Company’s Class A common stock began trading on the Nasdaq Global Select Market on March 25, 2021. On March 29, 2021, the Company closed its IPO, in which the Company sold 13,250,000 shares of Class A common stock and the selling stockholders sold an additional 2,064,903 shares of Class A Common Stock at a price to the public of $20.00 per share. The Company received aggregate net proceeds of $242.7 million after deducting offering costs, underwriting discounts and commissions of $22.3 million. On April 28, 2021, the Company sold an additional 968,815 shares of Class A common stock and the selling stockholders sold an additional 150,984 shares of Class A common stock pursuant to the partial exercise of the underwriters’ option to purchase additional shares which generated net proceeds of $18.0 million after deducting for underwriting discounts and commissions of $1.4 million.
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
The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows and the changes in equity for the interim periods. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending December 31, 2021, or any other period.
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
Money market funds are highly liquid investments and are actively traded. The pricing information for the Company’s money market funds are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. As of June 30, 2021 and December 31, 2020, the Company held $283.3 million and $106.0 million in money market funds, respectively, with no unrealized gains or losses.
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

The following table summarizes the changes in the deferred revenue balance for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
(in thousands)
Deferred revenue, beginning of period	$26,276	$14,566
Recognition of revenue included in beginning of period deferred revenue	(18,805)	(10,209)
Revenue deferred, net of revenue recognized on contracts in the respective period	22,930	13,827
Deferred revenue, end of period	$30,401	$18,184
As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the deferred revenue balance.
The Company expected the following recognition of deferred revenue as of June 30, 2021:

	Year Ended December 31,
	2021 (remainder of year)	2022	2023	2024	Total
(in thousands)
Revenue expected to be recognized	$24,603	$3,281	$2,225	$292	$30,401
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 13 under the heading “Segment Information.”
Revenue recognized during the three and six months ended June 30, 2021 related to performance obligations satisfied or partially satisfied in prior periods was $0.1 million and $0.7 million, respectively.
The following table presents the total revenue by geography based on the ship-to address for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands)
North America*	$306,173	$225,202	$596,510	$359,450
International	28,320	10,134	61,805	19,609
Total revenue	$334,493	$235,336	$658,315	$379,059
*Consists of United States and Canada
4.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of June 30, 2021	As of December 31, 2020
(in thousands)
Sales incentives	$22,106	$30,295
Other accrued liabilities and other current liabilities	24,477	41,029
Total accrued expenses	$46,583	$71,324

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
The amount that can be borrowed under the New Credit Facility is limited to the lesser of (a) the borrowing base minus the aggregate revolving exposure or (b) aggregate lender commitments at any given time. The borrowing base is determined according to certain percentages of eligible accounts receivable and eligible inventory (which may be valued at average cost, market value or net orderly liquidation value), subject to reserves determined by the administrative agent. At any time that the Company’s borrowing base is less than the aggregate lender commitments, the Company can only borrow revolving loans up to the amount of the Company’s borrowing base and not in the full amount of the aggregate lender commitments. As of June 30, 2021, no amount was outstanding under the New Credit Agreement and available borrowings were $150.0 million.
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
The New Credit Agreement contains financial covenants during the initial year of the agreement, requiring the Company to maintain a fixed charge coverage ratio of at least 1.0 to 1.0, measured monthly on a trailing 12-month basis. The Company is also subject to this covenant in future periods if the available commitment is less than the greater of $15.0 million and 10% of total commitment made by all lenders. Management has determined that the Company was in compliance with all financial and non-financial debt covenants as of June 30, 2021.
6.Income Taxes
As required by Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” the Company computes interim period income taxes by applying an estimated annual effective tax rate to our year-to-date income from operations before income taxes, except for significant unusual or infrequently occurring items. The estimated effective tax rate is adjusted each quarter in accordance with ASC 740.

The estimated annual effective tax rate was 23.4 percent and 23.5 percent for the three and six months ended June 30, 2021, respectively, and 23.2 percent and 23.0 percent for the three and six months ended June 30, 2020, respectively. The Company’s provision for income taxes was $15.0 million and $30.3 million, respectively, for the three and six months ended June 30, 2021, and $10.5 million and $14.4 million, respectively, for the three and six months ended June 30, 2020. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to state taxes. The Company reported no significant discrete tax items.
The Company reviews its deferred tax assets for realization based upon historical taxable income, prudent and feasible tax planning strategies, the expected timing of the reversals of existing temporary differences and expected future taxable income. The Company has concluded that it is more likely than not that the net deferred tax assets will be realized. Accordingly, the Company has not recorded a valuation allowance against net deferred tax assets for any of the periods presented.

7.Capital Structure
In connection with the Corporate Reorganization prior to the IPO, the Company filed an amended and restated certification of incorporation which authorized 100,000,000 shares of preferred stock, par value $0.001 per share, and 1,250,000,000 shares of common stock, par value $0.001 per share, which was divided between two series Class A common stock and Class B common stock. All previously outstanding common stock was reclassified as Class B common stock. During the three and six months ended June 30, 2021, 150,984 and 2,215,887 shares of Class B common stock were converted to Class A common stock, respectively. As of June 30, 2021, the Company had 1,000,000,000 shares of Class A common stock and 250,000,000 shares of Class B common stock authorized and 16,499,268 shares of Class A common stock and 205,753,791 shares of Class B common stock issued and outstanding. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock.
8.Stock-Based Compensation
Stock-based Compensation Cost
The following table shows the stock-based compensation cost by award type for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands)
Equity classified awards	$8,015	$827	$14,650	$2,206
Liability classified awards	1,004	622	7,045	825
Total stock-based compensation	$9,019	$1,449	$21,695	$3,031
The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands)
Cost of revenue
Connected machines	$8	$1	$16	$3
Subscriptions	52	6	88	15
Accessories and materials	—	—	—	—
Total cost of revenue	60	7	104	18
Research and development	3,768	508	7,409	1,268
Sales and marketing	2,425	655	8,032	1,112
General and administrative	1,857	157	4,250	375
Total stock-based compensation expense	$8,110	$1,327	$19,795	$2,773
During the three and six months ended June 30, 2021, the Company capitalized $0.5 million and $1.2 million of stock-based compensation to inventories, respectively. During each of the three and six months ended June 30, 2020, the Company capitalized $0.1 million of stock-based compensation to inventories.
As of June 30, 2021, there was $128.0 million of unrecognized stock-based compensation cost related to equity awards which is expected to be recognized over a weighted-average period of 3.4 years.
As of June 30, 2021, there was $1.9 million of unrecognized stock-based compensation cost related to liability classified awards which is expected to be recognized over a weighted-average period of 1.4 years.
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
All vested equity classified awards were settled in shares of the Company’s Class B common stock previously held by Cricut Holdings. Unvested equity classified awards were converted to restricted shares of the Company’s Class B common stock subject to future vesting, or in the case of options were converted into options to purchase the Company’s Class B common stock. All vested liability classified awards converted into either shares of Class B common stock to the extent permitted in each applicable jurisdiction or settled in cash. All unvested liability classified awards converted into restricted stock units (“RSUs”) under the 2021 Equity Incentive Plan that will vest into shares of Class A common stock of Cricut, Inc. to the extent permitted in each applicable jurisdiction or into restricted stock unit equivalents which will be settled in cash upon vesting as described below.
In connection with the Corporate Reorganization and modification, the Company granted options under the 2021 Equity Incentive Plan to certain employees. The number of options was calculated based on the number of outstanding incentive units or incentive unit equivalents prior to the modification and the participation threshold of such awards. The vesting terms of the options are also based on the vesting terms of the original award. Therefore, the Company considered the exchange of the original award for the restricted shares or RSUs plus the options to be a single modification and will recognize the incremental compensation cost of $14.5 million over the vesting term. Of this amount, the Company recognized $0.8 million and $4.3 million during the three and six months ended June 30, 2021, respectively, including a cumulative adjustment in March 2021 to recognize the incremental compensation cost associated with historical vesting.
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
2021 Equity Incentive Plan
In March 2021, the Company’s 2021 Equity Incentive Plan became effective. The 2021 Equity Incentive Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. As of June 30, 2021, 20,800,000 shares of Class A common stock were reserved for issuance under this plan including shares reserved for previously granted awards discussed below as well as shares reserved for issuance of future awards under the plan.

A summary of the Company’s RSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (per share)

Outstanding at December 31, 2020	—	$—
Granted	4,318,833	$22.45
Vested	(64,566)	$20.00
Forfeited/cancelled	(12,000)	$22.96
Outstanding at June 30, 2021	4,242,267	$22.48
Options under the 2021 Equity Incentive Plan have a contractual term of 10 years. The exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of the shares on the date of grant.
A summary of the Company’s stock option activity under the 2021 Equity Incentive Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Terms (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2020	—	$—	—	$—
Granted	3,419,359	20.00
Forfeited/cancelled	(65,642)	20.00
Outstanding at June 30, 2021	3,353,717	$20.00	6.8	$75,794
Vested and exercisable at June 30, 2021	762,320	$20.00	6.1	$17,228
The weighted-average grant date fair value of options granted under the 2021 Equity Incentive Plan during the six months ended June 30, 2021 was $8.79 per share based on the following weighted-average assumptions:

Six Months Ended June 30, 2021
Expected volatility	51.6%
Risk-free interest rate	0.8%
Expected term (in years)	4.9
Expected dividend	—%
In connection with the Corporate Reorganization, certain employees received restricted stock unit equivalents (“RSU equivalents”). Upon vesting, these awards are settled for a cash payment equal to the difference between the Company’s stock price on the vesting date less the base price specified at the time of the grant. As of June 30, 2021 the total recognized liability for these awards was $1.5 million. A summary of the RSU equivalent activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSU Equivalents	Weighted- Average Base Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2020	—	$—	$—
Granted	94,304	6.14
Outstanding at June 30, 2021	94,304	$6.14	$3,439
Unvested Class B Common Stock
The Company’s unvested Class B common stock resulted from the Corporate Reorganization and is not part of the 2021 Equity Incentive Plan. Activity related to Class B common stock subject to future vesting for the six months ended June 30, 2021 is as follows:

	Number of Unvested Shares	Weighted- Average Grant Date Fair Value (per share)

Outstanding at December 31, 2020	—	$—
Granted	14,037,505	$20.00
Vested	(273,983)	$20.00
Forfeited / Cancelled	(145,902)	$20.00
Outstanding at June 30, 2021	13,617,620	$20.00
Options to Purchase Class B Common Stock
The Company’s options to purchase Class B common stock resulted from the Corporate Reorganization and are not part of the 2021 Equity Incentive Plan. A summary of the Company stock option activity for the options to purchase shares of Class B common stock is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Terms (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2020	—	$—	—	$—
Granted	522,000	$9.04
Forfeited / Cancelled	(32,000)	$9.04
Outstanding at June 30, 2021	490,000	$9.04	9.4	$16,445
Vested at June 30, 2021	2,000	$9.04	0.5	$67
The weighted-average grant date fair value of options to purchase Class B common stock during the six months ended June 30, 2021 was $13.42 per share based on the following weighted-average assumptions:

Six Months Ended June 30, 2021
Expected volatility	51.4%
Risk-free interest rate	0.8%
Expected term (in years)	5.5
Expected dividend	—%

2021 Employee Stock Purchase Plan
In March 2021, the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”) became effective. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of June 30, 2021, 4,000,000 shares of our Class A common stock were available for sale under the 2021 ESPP.
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
Incentive Unit Plan
The Company’s former parent, Cricut Holdings, authorized an Incentive Unit Compensation Plan (the “IU Plan”) that allowed for issuances of common incentive units (“CIUs”). The participation threshold of the awards granted under the IU Plan was typically equal to the fair market value of Cricut Holdings’ membership units at the date of the grant, except zero strike price incentive unit awards which have no participation threshold. Except as noted below, all awards issued under the IU Plan only had service-based conditions. Per unit amounts in the activity below are based on the value of Cricut Holdings’ units.
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
A summary of the equity classified incentive units activity for the six months ended June 30, 2021 is as follows:

	Equity Incentive Units	Weighted- Average Participation Threshold	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2020	93,371,324	$0.97	$600,316
Granted	1,548,223	$—
Exercised	—	$—
Forfeited	(82,500)	$1.29
Cancelled upon Corporate Reorganization	(94,837,047)	$0.95
Outstanding at June 30, 2021	—	$—	$—
Vested at June 30, 2021	—	$—	$—
The following table summarizes the unvested equity classified incentive units activity for the six months ended June 30, 2021:

	Number of Awards	Weighted- Average Grant Date Fair Value Per Unit
Unvested at December 31, 2020	37,116,025	$0.74
Granted	1,548,223	$9.06
Vested	(7,123,673)	$0.40
Forfeited	(82,500)	$0.79
Cancelled upon Corporate Reorganization	(31,458,075)	$1.23
Unvested at June 30, 2021	—	$—
The total fair value of equity classified incentive units vested during the six months ended June 30, 2021 was $3.1 million.
The grant date fair value of CIUs granted during the six months ended June 30, 2021 was equal to the estimated fair value of Cricut Holdings’ common unit on the date of the grant as all CIUs had no participation threshold.
Equity Classified Options
The Company’s former parent, Cricut Holdings, granted employees of the Company options to purchase zero strike price incentive units. These options generally vested on a cliff basis upon completion of the service period specified for each award. All outstanding options of Cricut Holdings were exchanged for options to purchase class B common stock of Cricut Inc. in connection with the Corporate Reorganization. A summary of option activity for the six months ended June 30, 2021 is as follows:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2020	1,140,000	$4.52	$3,283
Granted	27,027	$7.40
Exercised	(27,027)	$7.40	$52
Forfeited	(84,000)	$4.52
Cancelled upon Corporate Reorganization	(1,056,000)	$4.52
Outstanding at June 30, 2021	—	$—	$—
Vested at June 30, 2021	—	$—	$—
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
Initially, during the six months ended June 30, 2020, these awards generally vested 12.5% annually for each of the first four years of service and 50% after the fifth year of service. Following the amendment of these awards in January 2020, these awards vested 25% annually over four years of service. All liability classified incentive units had indefinite contract terms and, once vested, remained outstanding until liquidation of Cricut Holdings or until repurchased by Cricut Holdings. Upon the liquidation of Cricut Holdings all outstanding awards were settled or modified as described above.

A summary of the liability classified incentive unit equivalents activity for the six months ended June 30, 2021 is as follows:

	Liability Incentive Equivalents	Weighted- Average Participation Threshold	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2020	2,851,516	$2.13	$15,017
Granted	320,000
Forfeited	(4,000)
Cancelled upon Corporate Reorganization	(3,167,516)	$1.92
Outstanding at June 30, 2021	—	$—	$—
Exercisable at June 30, 2021	—	$—	$—
Vested and expected to vest at June 30, 2021	—	$—	$—
The following table summarizes the unvested liability classified incentive unit equivalents activity for the six months ended June 30, 2021:

	Number of Awards	Weighted- Average Grant Date Fair Value Per Unit
Unvested at December 31, 2020	2,851,516	$1.74
Granted	320,000	$8.19
Forfeited	(4,000)	$6.58
Cancelled upon Corporate Reorganization	(3,167,516)	$2.39
Unvested at June 30, 2021	—	$—
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
Liability classified incentive unit equivalents were included in accrued expenses per the Company’s consolidated balance sheets and the rollforward of this liability is as follows (in thousands):

Six Months Ended June 30, 2021
Balance at December 31, 2020	$5,702
Stock-based compensation during period	$6,041
Settlement or modification of awards	$(11,743)
Balance at June 30, 2021	$—
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

The Company leases certain equipment and furniture under capital leases. Future minimum lease payments under non-cancellable capital leases at June 30, 2021 were immaterial. The future minimum lease payments under non-cancellable operating leases at June 30, 2021 were as follows:

Year Ending December 31,	Operating Leases
(in thousands)
2021 (remainder of the year)	$2,116
2022	3,955
2023	3,874
2024	3,850
2025	2,228
Thereafter	—
Total minimum lease payments, net	$16,023
Rent expense totaled $1.0 million and, $2.0 million for the three and six months ended June 30, 2021, respectively. Rent expense totaled $0.9 million and $2.1 million for the three and six months ended June 30, 2020, respectively.
Litigation
The Company is subject to certain outside claims and litigation arising in the ordinary course of business. Management is not aware of any contingencies which it believes will have a material effect on its financial position, results of operations or liquidity.
10.Related Party Transactions
For the three months ended June 30, 2021 and 2020, the Company received no capital contributions from its former parent company, Cricut Holdings. For the six months ended June 30, 2021 and 2020 the Company received $0.2 million and $1.1 million, respectively, of capital contributions from Cricut Holdings, as a result of additional common units issued by Cricut Holdings at the estimated fair value of the underlying units. The equity offering was purchased by a subset of then current common unitholders of Cricut Holdings and employees of the Company.
11.Employee Benefit Plan
The Company sponsors a 401(k) plan for the benefit of its employees who have attained at least 18 years of age. The Company matches 50% of the first 12% of an employee’s salary contributed to the plan on the first day of the month following their hire date. The Company contributed $0.5 million and $1.2 million for the three and six months ended June 30, 2021, respectively. The Company contributed $0.2 million and $0.6 million for the three and six months ended June 30, 2020, respectively.

12.Net Income Per Share
The computation of net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands, except share and per share amounts)
Basic earnings per share:
Net income	$49,126	$34,879	$98,544	$47,919
Shares used in computation:
Weighted-average common shares outstanding, basic	208,205,162	208,116,104	207,760,027	208,116,104
Earnings per share, basic	$0.24	$0.17	$0.47	$0.23

Diluted earnings per share:
Net income	$49,126	$34,879	$98,544	$47,919
Shares used in computation:
Weighted-average common shares outstanding, basic	208,205,162	208,116,104	207,760,027	208,116,104
Weighted-average effect of potentially dilutive securities:
Unvested common stock subject to forfeiture	12,593,087	—	7,005,901	—
Employee stock options	891,015	—	484,067	—
Restricted stock units and awards	1,058,685	—	1,047,840	—
Underwriters’ option to purchase additional shares	199,081	—	105,592	—
Diluted weighted-average common shares outstanding	222,947,030	208,116,104	216,403,427	208,116,104
Diluted net income per share	$0.22	$0.17	$0.46	$0.23
The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Employee stock options	109,402	—	290,621	—
Restricted stock units	107,250	—	—	—
13.Segment Information
The Company applies ASC Topic 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company’s operating segments are generally organized by the type of product or service offered. Similar operating segments have been aggregated into three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. Segment information is presented in the same manner that the Company’s Chief Operating Decision Maker (“CODM”) reviews the results of operations in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of June 30, 2021, long-lived assets located outside the United States, primarily located in Malaysia and China, were $13.9 million.
The Connected Machines segment derives revenue from the sale of its connected machine hardware and related essential software. The Subscriptions segment derives revenue primarily from monthly and annual subscription fees and a minimal amount of revenue allocated to the unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services. The Accessories and Materials segment primarily consists of craft, DIY, home décor products and heat presses including the Cricut Mug Press and Cricut EasyPress. There are no internal revenue transactions between the Company’s segments.
Key financial performance measures of the segments including revenue, cost of revenue and gross profit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands)
Connected Machines:
Revenue	$146,326	$113,388	$287,646	$170,276
Cost of revenue	$116,217	$95,543	$235,909	$147,120
Gross profit	$30,109	$17,845	$51,737	$23,156

Subscriptions:
Revenue	$50,673	$24,028	$96,812	$43,208
Cost of revenue	$5,285	$3,122	$9,583	$5,963
Gross profit	$45,388	$20,906	$87,229	$37,245

Accessories and Materials:
Revenue	$137,494	$97,920	$273,857	$165,575
Cost of revenue	$82,696	$63,364	$162,258	$107,901
Gross profit	$54,798	$34,556	$111,599	$57,674

Consolidated:
Revenue	$334,493	$235,336	$658,315	$379,059
Cost of revenue	$204,198	$162,029	$407,750	$260,984
Gross profit	$130,295	$73,307	$250,565	$118,075

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
Overview of Our Business and History
At Cricut, our mission is to help people lead creative lives. We have designed and built a creativity platform that enables our engaged and loyal community of nearly 5.4 million users to turn ideas into professional-looking handmade goods. With our highly versatile connected machines, design apps and accessories and materials, our users create everything from personalized birthday cards, mugs and T-shirts to large-scale interior decorations.
Our users’ journeys typically begin with the purchase of a connected machine. We currently sell a portfolio of connected machines that cut, write, score and create other decorative effects using a wide variety of materials including paper, vinyl, leather and more. Our connected machines are designed for a wide range of uses and are available at a variety of price points (MSRP by machine family as of June 30, 2021):
•Cricut Joy for personalization on-the-go, $159.99 MSRP
•Cricut Explore for cutting, writing and scoring, $249.99 - $299.99 MSRP
•Cricut Maker for cutting, writing, scoring and adding decorative effects to a wider range of materials, $399.99 MSRP
Our software integrates our connected machines and design apps, allowing our users to create and share seamlessly. Our software is cloud-based, meaning that users can access and work on their projects anywhere, at any time, across desktops or mobile devices. Users can leverage the full power of our platform by using our connected machines together with our free design apps, in-app purchases and subscription offerings to design and complete projects. All users can access a select number of free images, fonts and projects from our design apps or upload their own. In addition, we offer a wider selection of images, fonts and projects for purchase à la carte, including licensed content from partners with well-known brands and characters, like major motion picture studios. We also have two subscription offerings: Cricut Access and Cricut Access Premium. Cricut Access provides a subscription to images, fonts and projects as well as other member benefits, such as discounts and priority Cricut Member Care. Cricut Access Premium includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping. As of June 30, 2021, we had nearly 1.8 million Paid Subscribers to Cricut Access and Cricut Access Premium.
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
For the three months ended June 30, 2021 and 2020, we generated:
•Total revenue of $334.5 million and $235.3 million, respectively, representing 42% year-over-year growth
•Net income of $49.1 million and $34.9 million, respectively, representing 41% year-over-year growth
•EBITDA of $68.5 million and $49.2 million, respectively, representing 39% year-over-year growth

For the six months ended June 30, 2021 and 2020, we generated:
•Total revenue of $658.3 million and $379.1 million, respectively, representing 74% year-over-year growth
•Net income of $98.5 million and $47.9 million, respectively, representing 106% year-over-year growth
•EBITDA of $137.1 million and $69.9 million, respectively, representing 96% year-over-year growth
On March 29, 2021, we completed an initial public offering (“IPO”), in which we sold 13,250,000 shares of Class A common stock, and the selling stockholders sold an additional 2,064,903 shares of Class A common stock at a price to the public of $20.00 per share. We received aggregate net proceeds of $242.7 million after deducting offering costs, underwriting discounts and commissions of $22.3 million. On April 28, 2021, we sold an additional 968,815 shares of Class A common stock and the selling stockholders sold an additional 150,984 shares of Class A common stock pursuant to the partial exercise of the underwriters’ option to purchase additional shares which generated net proceeds of $18.0 million after deducting for underwriting discounts and commissions of $1.4 million.
Key Business Metrics and Non-GAAP Financial Measures
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends and make strategic decisions.

	As of June 30, 2021
	2021	2020
Users (in thousands)	5,373	3,274
Percentage of Users Creating in Trailing 90 Days	59%	63%
Paid Subscribers (in thousands)	1,765	996

	Three Months Ended June 30,
	2021	2020
Subscription ARPU	$9.83	$7.91
Accessories and Materials ARPU	$26.67	$32.23
EBITDA (in millions)	$68.5	$49.2
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

Set forth below is a reconciliation of EBITDA to net income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands)
Net income	$49,126	$34,879	$98,544	$47,919
Net income margin	14.7%	14.8%	15.0%	12.6%
Adjusted to exclude the following:
Depreciation and amortization expense	$4,290	$3,430	$8,176	$6,666
Interest expense, net	$76	$367	$155	$941
Corporate income tax expense	$15,040	$10,514	$30,257	$14,350
EBITDA	$68,532	$49,190	$137,132	$69,876
EBITDA margin	20.5%	20.9%	20.8%	18.4%
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
Revenue
Connected Machines
We generate Connected Machines revenue from sales of our portfolio of connected machines, currently consisting of machines in three product families, Cricut Maker, which includes Maker and Maker 3, Cricut Explore, which includes Explore Air 2 and Explore 3, and Cricut Joy, net of sales discounts, incentives and returns. Connected Machines revenue is recognized at the point in time when control is transferred, which is either upon shipment or delivery to the customer in accordance with the terms of each customer contract.
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
Sales and Marketing
Sales and marketing expenses consist primarily of the advertising and marketing of our products, third-party payment processing fees, personnel-related expenses, including salaries and bonuses, benefits and stock-based compensation expense, as well as sales incentives, professional services, promotional items, and allocated overhead costs. We expect our sales and marketing expenses as a percentage of revenue to increase in the near and long term as we expand internationally and launch new products.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest expense associated with our debt financing arrangements and amortization of debt issuance costs.

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
The following table is presented in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands)
Revenue:
Connected machines	$146,326	$113,388	$287,646	$170,276
Subscriptions	50,673	24,028	96,812	43,208
Accessories and materials	137,494	97,920	273,857	165,575
Total revenue	334,493	235,336	658,315	379,059
Cost of revenue:
Connected machines(1)	116,217	95,543	235,909	147,120
Subscriptions(1)	5,285	3,122	9,583	5,963
Accessories and materials(1)	82,696	63,364	162,258	107,901
Total cost of revenue	204,198	162,029	407,750	260,984
Gross profit	130,295	73,307	250,565	118,075
Operating expenses:
Research and development(1)	20,606	8,636	36,304	17,807
Sales and marketing(1)	33,030	13,437	60,519	25,884
General and administrative(1)	12,507	5,473	24,926	11,173
Total operating expenses	66,143	27,546	121,749	54,864
Income from operations	64,152	45,761	128,816	63,211
Other income (expense), net	14	(368)	(15)	(942)
Income before provision for income taxes	64,166	45,393	128,801	62,269
Provision for income taxes	15,040	10,514	30,257	14,350
Net income	$49,126	$34,879	$98,544	$47,919

(1)    Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands)
Cost of revenue
Connected machines	$8	$1	$16	$3
Subscriptions	52	6	88	15
Accessories and materials	—	—	—	—
Total cost of revenue	60	7	104	18
Research and development	3,768	508	7,409	1,268
Sales and marketing	2,425	655	8,032	1,112
General and administrative	1,857	157	4,250	375
Total stock-based compensation expense	$8,110	$1,327	$19,795	$2,773

Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
(dollars in thousands)
Revenue:
Connected machines	$146,326	$113,388	$32,938	29%	$287,646	$170,276	$117,370	69%
Subscriptions	50,673	24,028	26,645	111%	96,812	43,208	53,604	124%
Accessories and materials	137,494	97,920	39,574	40%	273,857	165,575	108,282	65%
Total revenue	$334,493	$235,336	$99,157	42%	$658,315	$379,059	$279,256	74%

Three Months Ended June 30, 2021 and 2020

Connected Machines revenue increased by $32.9 million, or 29%, to $146.3 million for the three months ended June 30, 2021 from $113.4 million for the three months ended June 30, 2020. The increase was primarily driven by growth in the number of Connected Machines sold during the period and the launch of Explore 3 and Maker 3, which launched in June 2021.
Subscriptions revenue increased by $26.6 million, or 111%, to $50.7 million for the three months ended June 30, 2021 from $24.0 million for the three months ended June 30, 2020. The increase was primarily driven by an increase in the number of Paid Subscribers which increased by 77% from 1.0 million as of June 30, 2020 to nearly 1.8 million as of June 30, 2021.
Accessories and Materials revenue increased by $39.6 million, or 40%, to $137.5 million for the three months ended June 30, 2021 from $97.9 million for the three months ended June 30, 2020. The increase was primarily driven by growth in unit sales of Accessories and Materials during the period, particularly growth in units of EasyPress and units of Mug Press, which launched in March 2021.

Six Months Ended June 30, 2021 and 2020

Connected Machines revenue increased by $117.4 million, or 69%, to $287.6 million for the six months ended June 30, 2021 from $170.3 million for the six months ended June 30, 2020. The increase was primarily driven by significant growth in the number of Connected Machines sold during the period, due to increased consumer demand, the launch of Explore 3 and Maker 3 during June of 2021, and greater promotional activity and pricing during the six months ended June 30, 2021 than during the six months ended June 30, 2020.
Subscriptions revenue increased by $53.6 million, or 124%, to $96.8 million for the six months ended June 30, 2021 from $43.2 million for the six months ended June 30, 2020. The increase was primarily driven by an increase in the number of Paid Subscribers which increased by 77% from 1.0 million as of June 30, 2020 to nearly 1.8 million as of June 30, 2021.
Accessories and Materials revenue increased by $108.3 million, or 65%, to $273.9 million for the six months ended June 30, 2021 from $165.6 million for the six months ended June 30, 2020. The increase was primarily driven by growth in unit sales of Accessories and Materials during the period, particularly growth in units of EasyPress and units of Mug Press, which launched in March 2021.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
(dollars in thousands)
Cost of Revenue:
Connected machines	$116,217	$95,543	$20,674	22%	$235,909	$147,120	$88,789	60%
Subscriptions	5,285	3,122	2,163	69%	9,583	5,963	3,620	61%
Accessories and materials	82,696	63,364	19,332	31%	162,258	107,901	54,357	50%
Total cost revenue	$204,198	$162,029	$42,169	26%	$407,750	$260,984	$146,766	56%
Gross Profit:
Connected machines	30,109	17,845	12,264	69%	51,737	23,156	28,581	123%
Subscriptions	45,388	20,906	24,482	117%	87,229	37,245	49,984	134%
Accessories and materials	54,798	34,556	20,242	59%	111,599	57,674	53,925	93%
Total gross profit	$130,295	$73,307	$56,988	78%	$250,565	$118,075	$132,490	112%
Gross Margin
Connected machines	21%	16%			18%	14%
Subscriptions	90%	87%			90%	86%
Accessories and materials	40%	35%			41%	35%

Three Months Ended June 30, 2021 and 2020

Connected Machines cost of revenue increased by $20.7 million, or 22%, to $116.2 million for the three months ended June 30, 2021 from $95.5 million for the three months ended June 30, 2020. The increase was primarily driven by growth in the number of Connected Machines sold during the three months ended June 30, 2021 compared to the three months ended June 30, 2020
Gross margin for Connected Machines increased to 21% for the three months ended June 30, 2021 from 16% for the three months ended June 30, 2020. Gross margin increased due to the net impact of favorable product mix changes, lower handling costs as a percentage of revenue, and tariff mitigation by moving a significant amount of machine manufacturing from China to Malaysia.
Subscriptions cost of revenue increased $2.2 million, or 69%, to $5.3 million for the three months ended June 30, 2021 from $3.1 million for the three months ended June 30, 2020. The increase was primarily driven by an increase in amortization of capitalized software development costs, an increase in digital content costs, and an increase in hosting fees to support our growing base of subscribers.
Gross margin for Subscriptions increased to 90% for the three months ended June 30, 2021 from 87% for the three months ended June 30, 2020. Gross margin increased due to lower amortization of capitalized software development costs and hosting fees as a percentage of subscriptions revenue.
Accessories and Materials cost of revenue increased by $19.3 million, or 31%, to $82.7 million for the three months ended June 30, 2021 from $63.4 million for the three months ended June 30, 2020. The increase was primarily driven by growth in Accessories and Materials units sold during the period, particularly growth in units of EasyPress and units of Mug Press, which launched in March 2021.
Gross margin for Accessories and Materials increased to 40% for the three months ended June 30, 2021 from 35% for the three months ended June 30, 2020. Gross margin primarily increased due to lower costs for EasyPress, lower handling costs as a percentage of revenue and lower sales incentives as a percentage of revenue.

Six Months Ended June 30, 2021 and 2020

Connected Machines cost of revenue increased by $88.8 million, or 60%, to $235.9 million for the six months ended June 30, 2021 from $147.1 million for the six months ended June 30, 2020. The increase was primarily driven by growth in the number of Connected Machines sold during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Gross margin for Connected Machines increased to 18% for the six months ended June 30, 2021 from 14% for the six months ended June 30, 2020. Gross margin increased due to the net impact of favorable product mix changes, lower handling costs as a percentage of revenue, and tariff mitigation by moving a significant amount of machine manufacturing from China to Malaysia.
Subscriptions cost of revenue increased by $3.6 million, or 61%, to $9.6 million for the six months ended June 30, 2021 from $6.0 million for the six months ended June 30, 2020. The increase was primarily driven by an increase in hosting fees to support our growing base of subscribers, an increase in amortization of capitalized software development costs, and an increase in digital content costs.
Gross margin for Subscriptions increased to 90% for the six months ended June 30, 2021 from 86% for the six months ended June 30, 2020. Gross margin increased due to lower amortization of capitalized software development costs and hosting fees as a percentage of subscriptions revenue.
Accessories and Materials cost of revenue increased by $54.4 million, or 50%, to $162.3 million for the six months ended June 30, 2021 from $107.9 million for the six months ended June 30, 2020. The increase was primarily driven by growth in Accessories and Materials units sold during the period, particularly growth in units of EasyPress and units of Mug Press, which launched in March 2021.
Gross margin for Accessories and Materials increased to 41% for the six months ended June 30, 2021 from 35% for the six months ended June 30, 2020. Gross margin primarily increased due to lower costs for EasyPress, lower handling costs as a percentage of revenue and lower sales incentives as a percentage of revenue.
Operating Expenses
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
(dollars in thousands)
Research and development	$20,606	$8,636	$11,970	139%	$36,304	$17,807	$18,497	104%
As a percentage of total revenue	6%	4%			6%	5%
Research and development expenses increased by $12.0 million, or 139%, to $20.6 million for the three months ended June 30, 2021 from $8.6 million for the three months ended June 30, 2020. The increase was primarily due to a $5.0 million increase in product development expenses for future products as well as increases in stock-based compensation expense and other personnel-related expenses due to headcount increasing during the period.
Research and development expenses increased by $18.5 million, or 104%, to $36.3 million for the six months ended June 30, 2021 from $17.8 million for the six months ended June 30, 2020. The increase was primarily due to a $6.1 million increase in product development expenses for future products as well as increases in stock-based compensation expense, personnel-related expenses due to headcount increasing during the period, and professional services expenses.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
(dollars in thousands)
Sales and marketing	$33,030	$13,437	$19,593	146%	$60,519	$25,884	$34,635	134%
As a percentage of total revenue	10%	6%			9%	7%
Sales and marketing expenses increased by $19.6 million, or 146%, to $33.0 million for the three months ended June 30, 2021 from $13.4 million for the three months ended June 30, 2020. The increase was primarily due to a $9.8 million increase in advertising and other marketing costs including to support the launch of Explore 3 and Maker 3 which launched in June 2021. Additionally, increases in payment processing fees, personnel-related expenses due to headcount increases, and stock-based compensation expense contributed to the increase.
Sales and marketing expenses increased by $34.6 million, or 134%, to $60.5 million for the six months ended June 30, 2021 from $25.9 million for the six months ended June 30, 2020. The increase was primarily due to a $15.4 million increase in advertising and other marketing costs including to support the launch of Explore 3 and Maker 3 which launched in June 2021. Additionally, increases in stock-based compensation expense, payment processing fees, and other personnel-related expenses due to headcount increases contributed to the increase.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
(dollars in thousands)
General and administrative	$12,507	$5,473	$7,034	129%	$24,926	$11,173	$13,753	123%
As a percentage of total revenue	4%	2%			4%	3%
General and administrative expenses increased by $7.0 million, or 129%, to $12.5 million for the three months ended June 30, 2021 from $5.5 million for the three months ended June 30, 2020. The increase was primarily due to a $2.1 million increase in personnel-related expenses due to headcount increasing during the period as well as increases in professional services and stock-based compensation.
General and administrative expenses increased by $13.8 million, or 123%, to $24.9 million for the six months ended June 30, 2021 from $11.2 million for the six months ended June 30, 2020. The increase was primarily due to a $4.2 million increase in professional services expenses for additional costs associated with our being a public company, as well as increases in stock-based compensation and other personnel-related expenses due to headcount increasing during the period.
Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
(dollars in thousands)
Other income (expense), net	$14	$(368)	$382	(104)%	$(15)	$(942)	$927	(98)%
Other income (expense), net changed by $0.4 million, or 104%, to income of $14 thousand for the three months ended June 30, 2021 from a net expense of $0.4 million for the three months ended June 30, 2020. The change was primarily due to a decrease in interest expense as we repaid all outstanding borrowings in September 2020 and had no outstanding borrowings during the three months ended June 30, 2021.

Other income (expense), net changed by $0.9 million, or 98%, to a net expense of $15 thousand for the six months ended June 30, 2021 from a net expense of $0.9 million for the six months ended June 30, 2020. The decrease was primarily due to a decrease in interest expense as we repaid all outstanding borrowings in September 2020 and had no outstanding borrowings during the six months ended June 30, 2021.
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
(dollars in thousands)
Provision for income taxes	$15,040	$10,514	$4,526	43%	$30,257	$14,350	$15,907	111%
Provision for income taxes increased by $4.5 million, or 43%, to $15.0 million for the three months ended June 30, 2021 from $10.5 million for the three months ended June 30, 2020. This represents an effective tax rate of 23.4% and 23.2% for the three months ended June 30, 2021 and 2020, respectively.
Provision for income taxes increased by $15.9 million, or 111%, to $30.3 million for the six months ended June 30, 2021 from $14.4 million for the six months ended June 30, 2020. This represents an effective tax rate of 23.5% and 23.0% for the six months ended June 30, 2021 and 2020, respectively.
Liquidity and Capital Resources
Our operations over all periods have been financed primarily through cash flow from operating activities and borrowings under our credit facilities. As of June 30, 2021, we had cash and cash equivalents of $314.1 million. In March 2021, we completed our IPO, in which we issued and sold an aggregate of 13,250,000 shares of our Class A common stock. The price per share to the public in the IPO was $20.00. We received aggregate net proceeds of $242.7 million from the IPO, net of the underwriting discounts, commissions and offering costs of approximately $22.3 million. On April 28, 2021, we sold an additional 968,815 shares of Class A common stock pursuant to the partial exercise of the underwriters’ option to purchase additional shares which generated net proceeds of $18.0 million after deducting for underwriting discounts and commissions of $1.4 million.
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
The New Credit Facility is a standard asset-based lending facility, meaning that notwithstanding the aggregate lender commitments, we can only borrow up to an amount equal to our borrowing base at any given time. For example, as of June 30, 2021, we were able to borrow up to $150.0 million. Our borrowing base is determined according to certain percentages of eligible accounts receivable and eligible inventory (which may be valued at average cost, market value or net orderly liquidation value), subject to reserves determined by the administrative agent. At any time that our borrowing base is less than the aggregate lender commitments, we can only borrow revolving loans up to the amount of our borrowing base and not in the full amount of the aggregate lender commitments.
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
The New Credit Agreement contains financial covenants during the initial year of the agreement, requiring us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0, measured monthly on a trailing 12-month basis. We are also subject to this covenant in future periods if the available commitments is less than the greater of $15.0 million and 10% of the total commitment made by all lenders. Management has determined that we were in compliance with all financial and non-financial debt covenants as of June 30, 2021.
Cash Flows

	Six Months Ended June 30,
	2021	2020
(in thousands)
Net cash flows (used in) provided by operating activities	$(53,995)	$115,268
Net cash flows used in investing activities	(16,124)	(12,269)
Net cash flows provided (used in) by financing activities	262,013	(36,468)
Operating Activities
Net cash used in operating activities of $54.0 million for the six months ended June 30, 2021 was primarily due to net income of $98.5 million and non-cash adjustments of $29.6 million offset by a decrease in the net change of operating assets and liabilities of $182.1 million. Non-cash adjustments primarily consisted of stock-based compensation of $19.8 million, depreciation and amortization of $8.3 million, and inventory write-offs of $1.6 million. The decrease in the net change of operating assets and liabilities was primarily due to a $178.5 million increase in inventories and a $20.9 million decrease in accrued liabilities and other current assets and other non-current liabilities. These changes were offset primarily by a $28.8 million increase in accounts payable due to increased inventory purchases and a $4.1 million increase in deferred revenue.
Net cash provided by operating activities of $115.3 million for the six months ended June 30, 2020 was primarily due to net income of $47.9 million, non-cash adjustments of $12.6 million, and an increase in the net change of operating assets and liabilities of $54.8 million. Non-cash adjustments primarily consisted of depreciation and amortization of $6.7 million, inventory write-offs of $2.8 million, stock-based compensation of $2.8 million, and provision for doubtful accounts $0.3 million. The increase in the net change of operating assets and liabilities was primarily due to a $95.4 million decrease in inventory levels, a $27.3 million increase in accrued expenses and other current liabilities and other non-current liabilities due to increased expenditures to support general business growth, a $3.6 million increase in deferred revenue and a $0.6 million decrease in prepaid expenses and other current assets. These changes were offset primarily by a $57.2 million increase in accounts receivable and a $15.1 million decrease in accounts payable.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2021 was $16.1 million, all of which related to property and equipment acquisition or investment, software development and investment and product research and development.
Cash used in investing activities for the six months ended June 30, 2020 was $12.3 million, all of which related to property and equipment acquisition or investment, software development and investment and product research and development.

Financing Activities
Net cash provided by financing activities of $262.0 million for the six months ended June 30, 2021 was primarily related to proceeds from our IPO, net of underwriter discounts and offering costs of $262.0 million.
Net cash used in financing activities of $36.4 million for the six months ended June 30, 2020 was primarily related to payment on the line of credit of $32.6 million, payments on the term loan of $2.5 million and repurchases of compensatory units of $2.4 million, partially offset by proceeds from capital contributions of $1.1 million.
Contractual Obligations and Other Commitments
There were no material changes in our contractual obligations and other commitments during the six months ended June 30, 2021 from the contractual obligations and other commitments disclosed in the Prospectus. See Note 9 of the notes to our interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and other commitments.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2021.
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
•supply chain, manufacturing, distribution and fulfillment risks, including our being primarily dependent on a single manufacturer and on limited sources of supply for components, accessories and materials;
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

We have experienced rapid revenue growth in recent periods, with revenue of $487 million and $959 million for the years ended December 31, 2019 and 2020, respectively, and from $379.1 million to $658.3 million for the six months ended June 30, 2020 and 2021, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior years due to a number of reasons, including more challenging comparisons to prior periods as our revenue grows, slowing demand for our products and subscriptions, increasing competition, a decrease in the growth of our overall market and our failure to capitalize on growth opportunities. For example, during the COVID-19 pandemic, we have seen significant growth in sales online through the online channels of our brick-and-mortar or online retail partners as well as through our website in 2020, but there can be no assurance that online sales will remain at these levels in the future or that we will be able to continue to significantly grow our online channels, particularly once the rollout of COVID-19 vaccines reaches critical mass, restrictions on movement are lifted and full-time return to work trends normalize.
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
Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products, changes in demand for the products of our competitors, unanticipated changes in general market or economic conditions or changes in consumer confidence in future economic conditions. This risk may be exacerbated by the fact that we do not have the manufacturing capacity or supply-chain flexibility to satisfy short-term demand increases. For example, during the COVID-19 pandemic and stay-at-home orders, we saw significant growth in sales in 2020, which strained our inventory levels and caused shortages that likely resulted in lost sales. If we fail to accurately forecast consumer demand, we may experience insufficient or excess inventory levels or a shortage or surplus of products available for sale. If we underestimate demand or are otherwise unable to meet consumer demand, we could experience loss of revenue, reputational harm and damaged relationships, including through social media or other communications from our community, and adversely affect our business, financial condition and results of operations. If we forecast inventory levels in excess of consumer demand, this may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and premium nature of our brand image. We currently intend to carry higher inventory levels into the future until we are comfortable current supply chain risks have improved. These dynamics, along with any increased level of promotions in the second half of 2021, could put some pressure on margins.
We depend on sales to brick-and-mortar and online retail partners, including a limited number of sophisticated key brick-and-mortar and online retail partners. The loss or substantial decline in volume of sales to any of our key brick-and-mortar and online retail partners could adversely affect our financial performance.
Our financial performance has been and will continue to be significantly determined by our success in attracting and retaining brick-and-mortar and online retail partners. For the year ended December 31, 2020, our top seven brick-and mortar and online retail partners accounted for 59% of product revenue. For the six months ended June 30, 2021, our top seven brick-and-mortar and online retail partners accounted for 56% of product revenue. We anticipate that a similar concentration will continue for the foreseeable future.
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
Because our key brick-and-mortar and online retail partners have dominant positions in their markets, a loss of any key retailer may not be easily replaced. The loss or substantial decline in volume of sales to our key brick-and-

mortar and online retail partners would adversely affect our financial performance. Moreover, if we are not able to meet demand from our key brick-and-mortar and online retail partners, they may limit or eliminate our shelf space, fail to feature our products on their websites or cease to offer our products and instead offer or promote products from our competitors who are able to meet their demands.
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
Our ability to continue our revenue growth and increase our profitability depends in part upon our ability to successfully implement certain strategic go-to-market initiatives, including expanding our online sales presence while continuing to work with key brick-and-mortar and online retail partners. Our online sales include online sales through the websites of our brick-and-mortar and online retail partners as well as through our own website cricut.com. In each of the years ended December 31, 2019 and 2020, 48% of our revenue was generated from these online channels. In the six months ended June 30, 2021, 47% of our revenue was generated from these online channels. There can be no assurance that online sales will remain at these levels in the future or that we will be able to continue to significantly grow our online channels.
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
As of June 30, 2021, approximately 33% of our users were Paid Subscribers. If we are unable to maintain or increase subscriptions, which have higher margins than our other products, our future revenue and results of operations could be harmed. Our Paid Subscribers have no contractual obligation to renew their subscriptions to Cricut Access or Cricut Access Premium after the expiration of their initial subscription term, and our subscriptions may be offered on a monthly and annual basis. The images and designs on our platform are available for purchase à la carte, which may limit the incentive for users to purchase subscriptions. Our ability to increase new subscriptions may decline or fluctuate as a result of a number of factors, including seasonality, the quality of images and projects we offer, the number of new features and capabilities only offered through our subscriptions, the prices of products offered by our competitors and the budgets and consumer spending habits of our users. If our users do not renew their subscriptions or if additional users do not purchase subscriptions, our future revenue and results of operations could be harmed. To the extent that users of our free design apps do not purchase images, projects or products à la carte or convert to a subscription, our future revenue and results of operations could be harmed. Our efforts to increase our subscriptions may not have the desired effect. For example, we recently proposed changes to our free Design Space app that would have limited the number of personal images or patterns a user could upload and save each month to our cloud without a subscription; however, because of user reaction, we determined not to proceed with the proposed changes. Instead of increasing subscriptions, other attempts to increase subscriptions could cause our users to limit their use of our connected machines, cause reputational harm and damaged relationships, and result in reduced sales of connected machines and accessories and materials, any of which could negatively affect our future revenue and results of operations. Finally, any future changes to our subscription model could make our subscriptions less attractive to users or reduce our margins on subscriptions, which could negatively affect our future revenue and results of operations.
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
If we are unable to sustain pricing levels for our products and subscriptions, whether due to competitive pressure or otherwise, our gross margins could be significantly reduced. As of June 30, 2021, our portfolio of connected machines range from $159.99 to $399.99 MSRP, and subscription offerings range from $9.99 per month to $95.88 per year for Cricut Access or $119.88 per year for Cricut Access Premium, which includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping. Within our accessories and materials, our SKUs range in price from $0.99 to $239.99.
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
We participate in promotional and rebate programs with our key brick-and-mortar and online retail partners to enhance the sale of our products. These promotional programs consist of incentives or entitlements to our customers, such as advertising allowances, volume and growth incentives, business development, product damage allowances and point-of-sale support. Sales incentives are considered to be variable consideration, which we estimate each quarter using the expected value method or most likely amount, based upon the nature of the incentive. Sales are reduced by the cost of these promotional and rebate programs and we record a related sales incentive liability in our consolidated balance sheets at the date of the transaction. To the extent that our estimates of variable consideration from sales incentives each quarter are not accurate, it could affect our revenue in future periods.
We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth and the complexity of our business effectively, our brand, company culture and financial performance may suffer.
We have grown rapidly in recent years and have limited operating experience at our current size. For example, our revenue has grown from $340 million to $487 million to $959 million for the years ended December 31, 2018, 2019 and 2020, respectively, and from $379 million to $658 million for the six months ended June 30, 2020 and 2021, respectively. In addition, between January 1, 2019 and December 31, 2020, our employee headcount increased from over 350 to over 640, and we expect headcount growth to continue for the foreseeable future. Employee headcount as of June 30, 2021 was over 765. Further, as we grow, our business becomes increasingly complex, particularly for a company of our relative size. To effectively manage and capitalize on our growth, we must continue to forecast demand and manage our supply chain, expand our sales and marketing, focus on innovative product development, upgrade and secure our management information systems and other processes and obtain more space for our expanding staff. Our continued growth and complexity could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training and managing a diffuse and growing employee base. Failure to scale with growth could harm our future success, including our ability to effectively focus on and pursue our corporate objectives. Moreover, the complicated nature of our business, in which we design our own products, develop our own design apps, rely on third-party manufacturers and sell our products through brick-and-mortar and online retail partners, as well as through our website, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. If we do not adapt to meet these evolving challenges, including hiring and maintaining the right number of employees for each aspect of our business, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products may suffer and our company culture may be harmed.
Our growth strategy contemplates an increase in our advertising and other sales and marketing spending, which represented 9%, 8% and 7% of revenue in 2018, 2019 and 2020, respectively, and 7% and 9% for the six months ended June 30, 2020 and 2021, respectively. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated, and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.
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
We believe that our growth depends on our ability to reach our market opportunity in terms of our SAM, which includes active creatives who we address with our current products and price points, and our TAM, which includes potential creatives who we believe we can reach over the long term as we make products for new uses and products that are more accessible, even easier to use and available at a broad set of price points. See the section titled “Business – Our Opportunity” of our Prospectus. We assess our SAM and TAM in the United States and Canada, as well as internationally. We believe that in order to further penetrate our SAM and TAM, we must continually improve ease of use and user experience, launch new products in new categories and expand internationally. For example, some users find our connected machines to be challenging to use or may require user education in order to operate them efficiently or have the best user experience. If we are not able to make our connected machines easier to use or improve user education and experience, we may not be able to expand our SAM and TAM. Our SAM and TAM are representative of a broad demographic. However, historically we have served a largely female demographic representing 96% of our users as of September 30, 2020. We continue to explore additional offerings that address new categories that will appeal to a wider demographic. Any new offerings may not appeal to current consumer preferences and may not be accepted by our user community or potential new users. While we believe our growth depends on our ability to expand our sales into our SAM and our TAM, we cannot be certain that we will be successful in doing so.
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
Our top seven brick-and-mortar and online retail partners, measured by the product revenue we derive from them, accounted for 59% of product revenue for the year ended December 31, 2020 and 56% of product revenue for the six months ended June 30, 2021. Gross margins from sales to retailers may decline as a result of a number of factors outside our control, including tariffs as a result of trade wars and our reliance on a primary contract manufacturer which holds influence over the supply chain. This may magnify the impact of variations in revenue and operating costs on our results of operations, which in turn could adversely affect our overall margins and profitability. We had in 2018, 2019 and 2020, and may continue to have in the future, low gross margins in the early stages of our relationships with certain brick-and-mortar and online retail partners, particularly international brick-and-mortar and online retail partners that often require significant ramp-up periods, which has and may in the future adversely affect our total revenue. To compete effectively, we have been, and may in the future decide to offer significant discounts to large brick-and-mortar and online retail partners at lower margins or reduce or withdraw from existing relationships with smaller brick-and-mortar and online retail partners, which could negatively impact our revenue and could adversely affect our gross margins and overall profitability.

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
Our products and subscriptions may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, levels of unemployment and tax rates. While we have seen an increase in demand for our products and subscriptions during the COVID-19 pandemic, there is no guarantee that such trends will continue at the same rate in the future or at all, particularly once the rollout of COVID-19 vaccines reaches critical mass, restrictions on movement are lifted and full-time return to work trends normalize. To date, our business has operated almost exclusively in a relatively strong economic environment and, therefore, we cannot be sure the extent to which we may be affected by recessionary conditions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and subscriptions, and consumer demand for our products and subscriptions may not grow as we expect. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and subscriptions could adversely affect our business, financial condition and results of operations.
Covenants in the New Credit Agreement governing our secured revolving New Credit Facility may restrict our ability to grow our business, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely affected.
In September 2020, we entered into a credit agreement, or the New Credit Agreement, with JPMorgan Chase Bank, N.A., Citibank, N.A. and Origin Bank, providing for a three-year secured revolving New Credit Facility with aggregate lender commitments of $150 million. We have the option to increase the lender commitments by up to $200 million (for maximum aggregate lender commitments of up to $350 million), subject to the satisfaction of certain conditions under the New Credit Agreement, including obtaining the consent of the administrative agent and each lender being added or increasing its commitment. The New Credit Facility is a standard asset-based lending facility, meaning that notwithstanding the aggregate lender commitments, we can only borrow up to an amount equal to our borrowing base at any given time. As of June 30, 2021, we were able to borrow up to $150.0 million. Our borrowing base is determined according to certain percentages of eligible accounts receivable and eligible inventory (which may be valued at average cost, market value or net orderly liquidation value), subject to reserves determined by the administrative agent. At any time that our borrowing base is less than the aggregate lender commitments, we can only borrow revolving loans up to the amount of our borrowing base and not in the full amount of the aggregate lender commitments.
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
We continue to analyze our exposure for taxes and related liabilities and have accrued $0.9 million, $4.0 million and $3.3 million as of December 31, 2018, 2019 and 2020, respectively, and $2.8 million as of June 30, 2021 for uncertain tax positions.
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
As is the case generally with contract manufacturers, Intretech may be vulnerable to capacity constraints and reduced component availability, and our control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply or when we introduce new products or features, is limited. In addition, we must rely on Intretech to manufacture our connected machines and other accessories and materials to our quality and performance standards and specifications. Delays, component shortages and other manufacturing and supply problems could impair the distribution of our connected machines and ultimately our brand, or could negatively affect our gross margins. Furthermore, any adverse change in Intretech’s or our other contract manufacturers’ financial or business conditions could disrupt our ability to supply our products to our brick-and-mortar and online retail partners, distributors and online sales channels. In addition, Intretech primarily manufactures our connected machines at one facility located in Malaysia with some manufacturing conducted in the People’s Republic of China, or China. Manufacturing in these countries may be subject to political, economic, social and legal uncertainties that may harm our relationships with these parties. Our other contract manufacturers are also located in China and Malaysia, which may increase supply risk, including the risk of supply interruptions.
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
Our third-party manufacturers, including Intretech, are largely based in China, though we have moved, and may continue to move, the majority of our manufacturing to Malaysia. As a result, our manufacturing, and therefore our business, financial condition and results of operations may be adversely affected by social, political, regulatory and economic developments in China and Malaysia. In particular, the COVID-19 pandemic has caused, and will likely continue to cause, interruptions in the development, manufacturing (including the sourcing of key components) and shipment of our connected machines, which could adversely impact our revenue, gross margins and results of operations. Such interruptions may be due to, among other things, temporary closures of our facilities or those of our contract manufacturers or other vendors in our supply chain, restrictions on travel or the import and export of goods and services from certain ports that we use and local quarantines.
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
In particular, our connected machines incorporate certain alloys, resins, sheet metals, Bluetooth components and microchips that are critical in the performance of our connected machines. The costs of certain of these components are increasing and global availability is decreasing. These components have unique performance profiles, and, as a result, it is not commercially practical to support multiple sources for these components for our products. We do not currently have alternative suppliers for several key components. In particular, there are currently shortages in global microchip supply, and we may not be able to obtain the microchips necessary for the performance of our connected machines in a timely manner or at all. In the event that any of our key or sole suppliers for any of our components are unable to supply the components that our manufacturers need to meet anticipated consumer demand, our business would be materially and adversely affected.
Managing our inventory supply chain, including manufacturing and component lead time, is complex and exposes us to risk.
To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders with our contract manufacturers sufficiently in advance, based on our estimates of future demand for particular products. Failure to accurately forecast our needs may result in manufacturing delays, increased costs or excess inventory. Because we bear supply risk under our contract manufacturing arrangements, any such delays, increased costs or excess inventory could negatively impact our business. Failure to forecast appropriate demand, lead times, significant price fluctuations or shortages in materials or components, including the costs to transport such materials or components, the uncertainty of currency fluctuations against the U.S. dollar, increases in labor rates, trade duties or tariffs and/or the introduction of new and expensive raw materials could adversely affect our contract manufacturers’ ability to manufacture our products in sufficient quality and within sufficient time to meet our consumer demand, which would adversely affect our business, financial condition and operational results.

If we overestimate our production requirements, we or our contract manufacturers may purchase excess components and build excess inventory. If we, or our contract manufacturers at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess components or products. In limited circumstances, we have agreed to reimburse our manufacturers for purchased components that were not used as a result of our decision to discontinue products or the use of particular components. If we incur costs to cover excess supply commitments, this would harm our business. If we underestimate our product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt the manufacturing of our products and result in delays or cancellation of orders from brick-and-mortar and online retail partners, distributors and online sales channels. We may be required to incur higher costs to secure the necessary production capacity and components to meet unanticipated demand, which could result in lower margins. We currently intend to carry higher inventory levels into the future until we are comfortable current supply chain risks have improved. These dynamics, along with any increased level of promotions in the second half of 2021, could put some pressure on margins.
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
In the event of any significant interruption in service by shipping providers or at airports or shipping ports, we may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver our products in a timely and cost-efficient manner. As a result, we could experience delays, increased shipping costs and lost sales as a result of missed delivery deadlines and product demand cycles. For example, at times during the COVID-19 pandemic, shipping of our products has been delayed, which has inconvenienced our users and brick-and-mortar and online retail partners. We could experience shipping delays in the future as a result of shortages of containers and ships, local port challenges or for other reasons. Furthermore, if the cost of delivery or shipping services were to increase significantly and the additional costs could not be covered by product pricing, our results of operations could be adversely affected.
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
Our primary international target markets include the United Kingdom, Ireland, Australia, New Zealand, and Western Europe. We are also present in Latin America, South Africa and Southeast Asia, and we plan to expand our operations further, which requires significant resources and management attention and subjects us to regulatory, economic and political risks in addition to those we already face in the United States. There are significant risks and costs inherent in doing business in international target markets, including:
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
We have an active program of monitoring, investigating and enforcing our proprietary rights against companies and individuals who attempt to reverse engineer, market or manufacture counterfeits and “knockoff” products, particularly ancillary and/or specialized products used with our connected machines. We assert our rights against infringers of our copyrights, patents, trademarks and trade dress. However, these efforts may not be successful in reducing sales of imitation products by these infringers. Additionally, other manufacturers may be able to produce successful personal desktop manufacturing devices which imitate our designs without infringing any of our copyrights, patents, trademarks or trade dress. Particularly with respect to the accessories and materials we sell to users for use with their machines, counterfeits, knockoffs or imitations are known to exist in the industry. The failure to prevent or limit such infringers or imitators could adversely affect our reputation and sales.
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
•the size of our public float;
•the expiration of contractual lock-up or market standoff agreements, such as will occur with respect to up to 25% of our pre-IPO stockholders’ holdings as of August 18, 2021; and
•purchases or sales of shares of our Class A common stock by us or our stockholders or public announcements of such activities.
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
Our directors, executive officers and holders of 5% or more of our common stock hold approximately 80% of the total voting power of our common stock and are able to exert significant control over us, which will limit your ability to influence the outcome of important transactions, including a change of control.
Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, hold, in the aggregate, approximately 80% of the total voting power of shares of our outstanding common stock, based on the number of shares outstanding as of June 30, 2021. Further, Petrus and affiliates, collectively, are currently our largest stockholder. Petrus and affiliates hold approximately 62% of the total voting power of our common stock based on the number of shares outstanding as of June 30, 2021. As a result, our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our Class A common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our Class A common stock.
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
Notwithstanding the foregoing, the terms of the lock-up agreements will expire for 25% of each stockholder’s shares of common stock (including all outstanding shares and equity awards, rounded down to the nearest whole share), or the Early Lock-Up Expiration, as of the opening of trading on August 18, 2021 because the conditions for such Early Lock-Up Expiration have been met. Accordingly, the shares held by the signatory of each lock-up agreement that are subject to such Early Lock-Up Expiration will become available for sale immediately prior to the opening of trading on the Exchange on August 18, 2021.
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
There is no guarantee that such trends will continue at all or at the same rate in the future, particularly once the rollout of COVID-19 vaccines reaches critical mass, restrictions on movement are lifted and full-time return to work trends normalize. To the contrary, the COVID-19 pandemic has had and may lead to a negative impact on our business and results of operations due to the occurrence of some or all of the following events or circumstances, among others:
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
Although recent vaccine approvals and rollout have raised hopes of a turnaround in the COVID-19 pandemic later this year, renewed waves and new variants pose concerns for the outlook. Growth may be stymied if virus surges (including from new variants) prove difficult to contain, infections and deaths mount rapidly before vaccines are widely available, and social distancing or lockdowns are more stringent than anticipated. Slower-than-anticipated progress on medical interventions could dampen hopes of a relatively quick exit from the COVID-19 pandemic and weaken confidence. Specifically, vaccine rollout could suffer delays or be uneven, widespread hesitancy could hamper vaccine take-up, vaccines could deliver shorter-lived immunity than anticipated and advances on therapies could be limited. Intensifying social unrest, including due to higher inequality and unequal access to vaccines and therapies, could further complicate the recovery. Moreover, if policy support is withdrawn before full economic recovery, bankruptcies of viable but illiquid companies could mount, leading to further employment and income losses. The ensuing tighter financial conditions could increase rollover risks for vulnerable borrowers, add to the already large number of economies in debt distress, and increase insolvencies among corporations and households.
In the United States, given the widespread impact of the COVID-19 pandemic, substantial governmental support is still required and the recently passed American Rescue Plan may be insufficient for long-term economic sustainability should there be a protracted recovery. Furthermore, investors fleeing the Dollar could elevate inflation expectations and interest rates. Additionally, high unemployment could lead to mortgage and rental defaults adding losses to the commercial banking industry, resulting in higher loan-loss provision, tighter lending standards and lending curtailment. If the impacts of the COVID-19 pandemic are materially prolonged, it could result in a cascade of additional corporate filings for bankruptcies, further eroding market confidence and increasing unemployment rates. Together, these uncertainties and risks could have a material adverse impact not only on our financial condition, business and results of operations in the United States, but also on our consolidated financial conditions, business and results of operations.
There are no comparable recent events which may provide guidance as to the effect of the spread and the ultimate impact of the COVID-19 pandemic. Consequently, the total magnitude of impact to our business and duration of impact is uncertain and difficult to reasonably estimate at this time.
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
We currently intend to take advantage of the available exemptions described above. We have taken advantage of reduced reporting burdens in our SEC-filed reports. We cannot predict if investors will find our Class A common stock less attractive if we rely on these exemptions. Furthermore, under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We plan to avail ourselves of this accommodation allowing for delayed adoption of new or revised accounting standards. If some investors find our Class A common stock less attractive as a result of these decisions, there may be a less active trading market for our Class A common stock and the price of our Class A common stock may be more volatile.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities
None
Use of Proceeds
On March 29, 2021, we completed our initial public offering, or IPO, in which we sold 13,250,000 shares of our Class A common stock at an offering price of $20.00 per share, and certain selling stockholders sold 2,064,903 shares of our shares at an offering price of $20.00 per share. We received net proceeds of $242.7 million, after deducting underwriting discounts, commissions and other issuance costs of $22.3 million. On April 28, 2021, we sold an additional 968,815 shares of Class A common stock and the selling stockholders sold an additional 150,984 shares of Class A common stock pursuant to the partial exercise of the underwriters’ option to purchase additional shares which generated net proceeds of $18.0 million after deducting for underwriting discounts and commissions of $1.4 million. All of the shares issued and sold in our IPO were registered under the Securities Act of 1933, as amended pursuant to a registration statement on Form S-1 (File No. 333-243134), which was declared effective by the SEC on March 24, 2021.
The remainder of the information required by this item regarding the use of our IPO proceeds has been omitted pursuant to SEC rules because such information has not changed since our last periodic report was filed.
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

Date:	August 12, 2021	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2021	By:		/s/ Martin F. Petersen
			Name:	Martin F. Petersen
			Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	August 12, 2021	By:		/s/ Ryan Harmer
			Name:	Ryan Harmer
			Title:	VP of Accounting, Corporate Controller
(Principal Accounting Officer)