Form 10-Q
period 2021-09-30
Cricut, Inc.
filed 2021-11-12
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☐	Smaller reporting company
☒	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2021, the registrant had 36,274,100 shares of Class A Common Stock, and 186,145,218 shares of Class B Common Stock, outstanding.

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
•our ability to manage our supply chain, manufacturing, distribution and fulfillment, including the ability to forecast demand and manage our inventory;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Cricut, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of September 30, 2021	As of December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$224,003	$122,215
Accounts receivable, net	143,121	162,931
Inventories	524,576	248,745
Prepaid expenses and other current assets	30,476	4,916
Total current assets	922,176	538,807
Property and equipment, net	52,672	33,441
Intangible assets, net	1,710	2,280
Deferred tax assets	3,119	3,119
Other assets	927	3,753
Total assets	$980,604	$581,400
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$251,124	$251,658
Accrued expenses and other current liabilities	41,771	71,324
Deferred revenue, current portion	25,681	23,518
Total current liabilities	318,576	346,500
Deferred revenue, net of current portion	4,160	2,758
Other non-current liabilities	4,650	3,217
Total liabilities	327,386	352,475
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021. No shares issued, authorized or outstanding as of December 31, 2020.	—	—
Common stock, par value $0.001 per share, 1,250,000,000 shares authorized as of September 30, 2021, 222,179,221 shares issued and outstanding as of September 30, 2021; 257,058,262 shares authorized as of December 31, 2020, 208,116,104 shares issued and outstanding as of December 31, 2020.	222	208
Additional paid-in capital	708,496	412,741
Accumulated deficit	(55,484)	(184,033)
Accumulated other comprehensive income (loss)	(16)	9
Total stockholders’ equity	653,218	228,925
Total liabilities and stockholders’ equity	$980,604	$581,400
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Connected machines	$102,454	$75,523	$390,100	$245,799
Subscriptions	53,303	31,206	150,115	74,414
Accessories and materials	104,329	102,276	378,186	267,851
Total revenue	260,086	209,005	918,401	588,064
Cost of revenue:
Connected machines	87,649	58,525	323,558	205,645
Subscriptions	5,934	2,998	15,517	8,961
Accessories and materials	64,440	57,932	226,698	165,833
Total cost of revenue	158,023	119,455	565,773	380,439
Gross profit	102,063	89,550	352,628	207,625
Operating expenses:
Research and development	20,531	9,977	56,835	27,784
Sales and marketing	30,293	13,660	90,812	39,544
General and administrative	13,491	8,195	38,417	19,368
Total operating expenses	64,315	31,832	186,064	86,696
Income from operations	37,748	57,718	166,564	120,929
Other income (expense), net	24	(302)	9	(1,244)
Income before provision for income taxes	37,772	57,416	166,573	119,685
Provision for income taxes	7,767	12,205	38,024	26,555
Net income	$30,005	$45,211	$128,549	$93,130
Other comprehensive income (loss):
Foreign currency translation adjustment	(16)	(112)	(25)	(47)
Comprehensive income	29,989	45,099	128,524	93,083
Earnings per share, basic	$0.14	$0.22	$0.62	$0.45
Earnings per share, diluted	$0.13	$0.22	$0.59	$0.45
Weighted-average common shares outstanding, basic	208,988,168	208,116,104	208,169,736	208,116,104
Weighted-average common shares outstanding, diluted	224,331,039	208,116,104	218,491,114	208,116,104
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	208,116,104	$208	$412,741	$(184,033)	$9	$228,925
Net income	—	—	—	49,418	—	49,418
Capital contributions	—	—	200	—	—	200
Initial public offering, net of offering costs	13,250,000	13	242,655	—	—	242,668
Repurchase upon Corporate Reorganization	(524)	—	(10)	—	—	(10)
Reclassification of liability awards to equity upon modification	—	—	10,784	—	—	10,784
Stock-based compensation	—	—	6,635	—	—	6,635
Compensatory units repurchased	—	—	(160)	—	—	(160)
Other comprehensive loss	—	—	—	—	(13)	(13)
Balance as of March 31, 2021	221,365,580	$221	$672,845	$(134,615)	$(4)	$538,447
Net income	—	—	—	49,126	—	49,126
Issuance of common stock upon vesting of restricted stock units	64,566	—	—	—	—	—
Forfeiture of unvested common stock	(145,902)	—	—	—	—	—
Initial public offering, net of offering costs	968,815	1	18,019	—	—	18,020
Stock-based compensation	—	—	8,015	—	—	8,015
Other comprehensive income	—	—	—	—	4	4
Balance as of June 30, 2021	222,253,059	$222	$698,879	$(85,489)	$—	$613,612
Net income	—	—	—	30,005	—	30,005
Issuance of common stock upon vesting or exercise of stock-based awards	29,939	—	(353)	—	—	(353)
Forfeiture of unvested common stock	(103,777)	—	—	—	—	—
Stock-based compensation	—	—	9,970	—	—	9,970
Other comprehensive loss	—	—	—	—	(16)	(16)
Balance as of September 30, 2021	222,179,221	$222	$708,496	$(55,484)	$(16)	$653,218

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	208,116,104	$208	$459,573	$(338,611)	$(28)	$121,142
Net income	—	—	—	13,040	—	13,040
Capital contributions	—	—	1,083	—	—	1,083
Stock-based compensation	—	—	1,379	—	—	1,379
Compensatory units repurchased	—	—	(732)	—	—	(732)
Other comprehensive income	—	—	—	—	98	98
Balance as of March 31, 2020	208,116,104	$208	$461,303	$(325,571)	$70	$136,010
Net income	—	—	—	34,879	—	34,879
Capital contributions	—	—	4	—	—	4
Stock-based compensation	—	—	827	—	—	827
Compensatory units repurchased	—	—	(1,630)	—	—	(1,630)
Other comprehensive loss	—	—	—	—	(33)	(33)
Balance as of June 30, 2020	208,116,104	$208	$460,504	$(290,692)	$37	$170,057
Net income	—	—	—	45,211	—	45,211
Cash dividend	—	—	(51,202)	—	—	(51,202)
Stock-based compensation	—	—	1,052	—	—	1,052
Compensatory units repurchased	—	—	(676)	—	—	(676)
Other comprehensive loss	—	—	—	—	(112)	(112)
Balance as of September 30, 2020	208,116,104	$208	$409,678	$(245,481)	$(75)	$164,330
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$128,549	$93,130
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	13,365	10,136
Stock-based compensation	27,941	4,961
Gain on disposal of property and equipment	(2)	—
Provision for inventory obsolescence	2,283	2,186
Provision for doubtful accounts	1,231	469
Loss on extinguishment of debt	—	162
Changes in operating assets and liabilities:
Accounts receivable	18,579	(41,374)
Inventories	(276,223)	4,404
Prepaid expenses and other current assets	(25,578)	(1,036)
Other assets	675	(637)
Accounts payable	(1,603)	96,434
Accrued expenses and other current liabilities and other non-current liabilities	(24,574)	13,244
Deferred revenue	3,564	5,324
Net cash and cash equivalents (used in) provided by operating activities	(131,793)	187,403
Cash flows from investing activities:
Acquisitions of property and equipment, including costs capitalized for development of internal use software	(28,339)	(16,883)
Net cash and cash equivalents (used in) provided by investing activities	(28,339)	(16,883)
Cash flows from financing activities:
Proceeds from capital contributions	200	1,087
Proceeds from issuance of common stock upon initial public offering, net of offering costs	262,007	—
Repurchase of compensatory units	(170)	(3,038)
Proceeds from exercise of stock options	108	—
Tax withholding on stock-based awards	(107)	—
Payments on term loan	—	(22,917)
Drawdowns on revolving loan	—	228,269
Payments on revolving loan	—	(260,862)
Payments for debt issuance costs	—	(795)
Cash dividend	—	(51,202)
Other financing activities, net	(48)	(169)
Net cash and cash equivalents (used in) provided by financing activities	261,990	(109,627)
Effect of exchange rate on changes on cash and cash equivalents	(70)	(39)
Net increase in cash and cash equivalents	101,788	60,854
Cash and cash equivalents at beginning of period	122,215	6,653
Cash and cash equivalents at end of period	$224,003	$67,507
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$14	$1,305
Cash paid during the period for income taxes	$66,868	$25,091
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$4,910	$788
Tax withholdings on stock-based awards included in accrued expenses and other current liabilities	$344	$—
Stock-based compensation capitalized for software development costs	$1,149	$181
Deferred offering costs in accounts payable and accrued expenses and other current liabilities	$—	$500
Reclassification of liability awards to equity upon modification	$10,784	$—
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
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows and the changes in equity for the interim periods. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending December 31, 2021, or any other period.
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
Money market funds are highly liquid investments and are actively traded. The pricing information for the Company’s money market funds are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. As of September 30, 2021 and December 31, 2020, the Company held $161.7 million and $106.0 million in money market funds, respectively, with no unrealized gains or losses.
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
Recently Issued Accounting Standards
Recent accounting standards not yet adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. The Company anticipates adopting this standard as of January 1, 2021 in its annual report for the fiscal year ending on December 31, 2021. The Company expects to recognize right-to-use assets and corresponding lease liabilities at the date of adoption and does not expect the adoption to significantly impact its consolidated statement of operations and comprehensive loss or cash flows.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses” (Topic 326). ASU 2016-13 modifies the measurement of expected credit losses of certain financial instruments, requiring entities to estimate an expected lifetime credit loss on financial assets. The Company anticipates adopting this standard in the annual report for the Company’s fiscal year ending on December 31, 2021. The Company does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements and footnote disclosures.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes” (Topic 740). ASU 2019-12 removes certain exceptions for investments, intraperiod allocations and interim calculations and adds guidance to reduce complexity in accounting for income taxes. The Company anticipates adopting this standard in the annual report for the Company’s fiscal year ending on December 31, 2021. The Company does not anticipate that the adoption of ASU 2019-12 will have a material impact on its consolidated financial statements and related disclosures.
3.Revenue and Deferred Revenue
Deferred revenue relates to performance obligations for which payments have been received from the customer prior to revenue recognition. Deferred revenue primarily consists of deferred subscription-based services. Deferred revenue also includes amounts allocated to the unspecified upgrades and enhancements and the Company’s cloud-based services. The Company had no material contract assets.
The following table summarizes the changes in the deferred revenue balance for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
(in thousands)
Deferred revenue, beginning of period	$26,276	$14,566
Recognition of revenue included in beginning of period deferred revenue	(21,910)	(12,227)
Revenue deferred, net of revenue recognized on contracts in the respective period	25,475	17,552
Deferred revenue, end of period	$29,841	$19,891
As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the deferred revenue balance.
The Company expects the following recognition of deferred revenue as of September 30, 2021:

	Year Ended December 31,
	2021 (remainder of year)	2022	2023	2024	Total
(in thousands)
Revenue expected to be recognized	$22,779	$3,765	$2,709	$588	$29,841
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 13 under the heading “Segment Information.”
Revenue recognized during the three and nine months ended September 30, 2021 related to performance obligations satisfied or partially satisfied in prior periods was $0.1 million and $0.8 million, respectively.

The following table presents the total revenue by geography based on the ship-to address for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
North America*	$228,858	$194,116	$825,368	$553,556
International	31,228	14,889	93,033	34,508
Total revenue	$260,086	$209,005	$918,401	$588,064
*Consists of United States and Canada
4.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of September 30, 2021	As of December 31, 2020
(in thousands)
Sales incentives	$21,581	$30,295
Other accrued liabilities and other current liabilities	20,190	41,029
Total accrued expenses	$41,771	$71,324
5.Revolving Credit Facility
2020 Credit Agreement
In September 2020, the Company entered into the Credit Agreement with JPMorgan Chase Bank, N.A., Citibank, N.A. and Origin Bank. The Credit Agreement replaces the prior amended credit agreement with Origin Bank. The Credit Agreement provides for a three-year asset-based senior secured revolving credit facility of up to $150.0 million, maturing on September 4, 2023. During the term of the Credit Agreement, the Company may increase the aggregate amount of the Credit Facility by up to an additional $200.0 million, (for maximum aggregate lender commitments of up to $350.0 million), subject to the satisfaction of certain conditions under the Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. The Credit Facility may be used to issue letters of credit and for other business purposes, including working capital needs.
The amount that can be borrowed under the Credit Facility is limited to the lesser of (a) the borrowing base minus the aggregate revolving exposure or (b) aggregate lender commitments at any given time. The borrowing base is determined according to certain percentages of eligible accounts receivable and eligible inventory (which may be valued at average cost, market value or net orderly liquidation value), subject to reserves determined by the administrative agent. At any time that the Company’s borrowing base is less than the aggregate lender commitments, the Company can only borrow revolving loans up to the amount of the Company’s borrowing base and not in the full amount of the aggregate lender commitments. As of September 30, 2021, no amount was outstanding under the Credit Agreement and available borrowings were $150.0 million.
Generally, borrowings under the Credit Agreement bear interest at a rate based on LIBOR (“Adjusted LIBO rate”) or an alternative base rate (“ABR”), plus, in each case, an applicable margin. The applicable margin will range from (a) with respect to borrowings bearing interest at the ABR, 1.50% to 2.00%, and (b) with respect to borrowings bearing interest at the ABR (i) if the “REVLIBOR30 Screen Rate” (as defined in the Credit Agreement) is available for such period, 1.50% to 2.00%, or (ii) otherwise, 0.00% to 0.50%, in each case for the previous clauses (a) and (b), based on our “Fixed Charge Coverage Ratio” as defined in the Credit Agreement.
The Credit Agreement contains financial covenants during the initial year of the agreement, requiring the Company to maintain a fixed charge coverage ratio of at least 1.0 to 1.0, measured monthly on a trailing 12-month basis. The Company is also subject to this covenant in future periods if the available commitment is less than the greater of $15.0 million and 10% of total commitment made by all lenders. Management has determined that the Company was in compliance with all financial and non-financial debt covenants as of September 30, 2021.
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
The effective tax rate after discrete items was 20.6 percent and 22.8 percent for the three and nine months ended September 30, 2021, respectively, and 21.3 percent and 22.2 percent for the three and nine months ended September 30, 2020, respectively. The Company’s provision for income taxes after discrete items was $7.8 million and $38.0 million, respectively, for the three and nine months ended September 30, 2021, and $12.2 million and $26.6 million, respectively, for the three and nine months ended September 30, 2020. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to state taxes offset by discrete tax items including research and development tax credits as well as foreign derived intangible income (FDII).
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
7.Capital Structure
In connection with the Corporate Reorganization prior to the IPO, the Company filed an amended and restated certification of incorporation which authorized 100,000,000 shares of preferred stock, par value $0.001 per share, and 1,250,000,000 shares of common stock, par value $0.001 per share, which was divided between two series Class A common stock and Class B common stock. All previously outstanding common stock was reclassified as Class B common stock. During the three and nine months ended September 30, 2021, 16,149,173 and 18,365,060 shares of Class B common stock were converted to Class A common stock, respectively. As of September 30, 2021, the Company had 1,000,000,000 shares of Class A common stock and 250,000,000 shares of Class B common stock authorized and 32,678,380 shares of Class A common stock and 189,500,841 shares of Class B common stock issued and outstanding. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock.
8.Stock-Based Compensation
Stock-based Compensation Cost
The following table shows the stock-based compensation cost by award type for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
Equity classified awards	$9,970	$1,052	$24,620	$3,258
Liability classified awards	(684)	1,316	6,361	2,141
Total stock-based compensation	$9,286	$2,368	$30,981	$5,399
The following table sets forth the total stock-based compensation cost included in the Company’s condensed consolidated statements of operations and comprehensive income or capitalized to assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
Cost of revenue
Connected machines	$10	$2	$26	$5
Subscriptions	66	7	154	22
Accessories and materials	—	—	—	—
Total cost of revenue	76	9	180	27
Research and development	3,590	716	10,999	1,984
Sales and marketing	2,777	1,166	10,809	2,278
General and administrative	1,703	297	5,953	672
Total stock-based compensation expense	$8,146	$2,188	$27,941	$4,961
Capitalized for software development costs	$476	$56	$1,149	$181
Capitalized to inventory	$664	$124	$1,891	$257
Total stock-based compensation	$9,286	$2,368	$30,981	$5,399
As of September 30, 2021, there was $129.5 million of unrecognized stock-based compensation cost related to equity awards which is expected to be recognized over a weighted-average period of 3.4 years.
As of September 30, 2021, there was $1.0 million of estimated unrecognized stock-based compensation cost related to liability classified awards which is expected to be recognized over a weighted-average period of 1.6 years.

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
In connection with the Corporate Reorganization and modification, the Company granted options under the 2021 Equity Incentive Plan to certain employees. The number of options was calculated based on the number of outstanding incentive units or incentive unit equivalents prior to the modification and the participation threshold of such awards. The vesting terms of the options are also based on the vesting terms of the original award. Therefore, the Company considered the exchange of the original award for the restricted shares or RSUs plus the options to be a single modification and will recognize the incremental compensation cost of $14.5 million over the vesting term. Of this amount, the Company recognized $0.8 million and $5.1 million during the three and nine months ended September 30, 2021, respectively, including a cumulative adjustment in March 2021 to recognize the incremental compensation cost associated with historical vesting.
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
2021 Equity Incentive Plan
In March 2021, the Company’s 2021 Equity Incentive Plan became effective. The 2021 Equity Incentive Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. As of September 30, 2021, 20,800,000 shares of Class A common stock were reserved for issuance under this plan including shares reserved for previously granted awards discussed below as well as shares reserved for issuance of future awards under the plan.
A summary of the Company’s RSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2020	—	$—
Granted	4,696,833	$23.38
Vested	(105,901)	$20.00
Forfeited/cancelled	(47,500)	$23.61
Outstanding at September 30, 2021	4,543,432	$23.46
Options under the 2021 Equity Incentive Plan have a contractual term of 10 years. The exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of the shares on the date of grant.
A summary of the Company’s stock option activity under the 2021 Equity Incentive Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2020	—	$—
Granted	3,419,359	20.00
Exercised	(5,417)	20.00
Forfeited/cancelled	(80,241)	20.00
Outstanding at September 30, 2021	3,333,701	$20.00	6.1	$25,269
Vested and exercisable at September 30, 2021	1,030,288	$20.00	5.4	$7,810
The weighted-average grant date fair value of options granted under the 2021 Equity Incentive Plan during the nine months ended September 30, 2021 was $8.79 per share based on the following weighted-average assumptions:

Nine Months Ended September 30, 2021
Expected volatility	51.6%
Risk-free interest rate	0.8%
Expected term (in years)	4.9
Expected dividend	—%
In connection with the Corporate Reorganization, certain employees received restricted stock unit equivalents (“RSU equivalents”). Upon vesting, these awards are settled for a cash payment equal to the intrinsic value of the award on the date of the Corporate Reorganization plus the difference between the Company’s stock price on the vesting date less the base price specified at the time of the grant. As of September 30, 2021 the total recognized liability for these awards was $0.8 million. A summary of the RSU equivalent activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSU Equivalents	Weighted- Average Base Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2020	—
Granted	94,304	20.00
Vested	(11,305)	$20.00	$391
Outstanding at September 30, 2021	82,999	$20.00	$1,729
Unvested Class B Common Stock
The Company’s unvested Class B common stock resulted from the Corporate Reorganization and is not part of the 2021 Equity Incentive Plan. Activity related to Class B common stock subject to future vesting for the nine months ended September 30, 2021 is as follows:

	Number of Unvested Shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2020	—
Granted	14,037,505	$20.00
Vested	(1,031,920)	$20.00
Forfeited / Cancelled	(249,679)	$20.00
Outstanding at September 30, 2021	12,755,906	$20.00
Options to Purchase Class B Common Stock
The Company’s options to purchase Class B common stock resulted from the Corporate Reorganization and are not part of the 2021 Equity Incentive Plan. A summary of the Company stock option activity for the options to purchase shares of Class B common stock is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2020	—
Granted	522,000	$9.04
Forfeited / Cancelled	(72,000)	$9.04
Outstanding at September 30, 2021	450,000	$9.04	4.1	$8,343
Vested at September 30, 2021	2,000	$9.04	0.2	$37
The weighted-average grant date fair value of options to purchase Class B common stock during the nine months ended September 30, 2021 was $13.42 per share based on the following weighted-average assumptions:

Nine Months Ended September 30, 2021
Expected volatility	51.4%
Risk-free interest rate	0.8%
Expected term (in years)	5.5
Expected dividend	—%

2021 Employee Stock Purchase Plan
In March 2021, the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”) became effective. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of September 30, 2021, 4,000,000 shares of our Class A common stock were available for sale under the 2021 ESPP.
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

A summary of the equity classified incentive units activity for the nine months ended September 30, 2021 is as follows:

	Equity Incentive Units	Weighted- Average Participation Threshold	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2020	93,371,324	$0.97	$600,316
Granted	1,548,223	$—
Exercised	—	$—
Forfeited	(82,500)	$1.29
Cancelled upon Corporate Reorganization	(94,837,047)	$0.95
Outstanding at September 30, 2021	—	$—	$—
Vested at September 30, 2021	—	$—	$—
The following table summarizes the unvested equity classified incentive units activity for the nine months ended September 30, 2021:

	Number of Awards	Weighted- Average Grant Date Fair Value Per Unit
Unvested at December 31, 2020	37,116,025	$0.74
Granted	1,548,223	$9.06
Vested	(7,123,673)	$0.40
Forfeited	(82,500)	$0.79
Cancelled upon Corporate Reorganization	(31,458,075)	$1.23
Unvested at September 30, 2021	—	$—
The total fair value of equity classified incentive units vested during the nine months ended September 30, 2021 was $3.1 million.
The grant date fair value of CIUs granted during the nine months ended September 30, 2021 was equal to the estimated fair value of Cricut Holdings’ common unit on the date of the grant as all CIUs had no participation threshold.
Equity Classified Options
The Company’s former parent, Cricut Holdings, granted employees of the Company options to purchase zero strike price incentive units. These options generally vested on a cliff basis upon completion of the service period specified for each award. All outstanding options of Cricut Holdings were exchanged for options to purchase class B common stock of Cricut Inc. in connection with the Corporate Reorganization. A summary of option activity for the nine months ended September 30, 2021 is as follows:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2020	1,140,000	$4.52	$3,283
Granted	27,027	$7.40
Exercised	(27,027)	$7.40	$52
Forfeited	(84,000)	$4.52
Cancelled upon Corporate Reorganization	(1,056,000)	$4.52
Outstanding at September 30, 2021	—	$—	$—
Vested at September 30, 2021	—	$—	$—
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
Initially, during the nine months ended September 30, 2020, these awards generally vested 12.5% annually for each of the first four years of service and 50% after the fifth year of service. Following the amendment of these awards in January 2020, these awards vested 25% annually over four years of service. All liability classified incentive units had indefinite contract terms and, once vested, remained outstanding until liquidation of Cricut Holdings or until repurchased by Cricut Holdings. Upon the liquidation of Cricut Holdings all outstanding awards were settled or modified as described above.
A summary of the liability classified incentive unit equivalents activity for the nine months ended September 30, 2021 is as follows:

	Liability Incentive Equivalents	Weighted- Average Participation Threshold	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2020	2,851,516	$2.13	$15,017
Granted	320,000
Forfeited	(4,000)
Cancelled upon Corporate Reorganization	(3,167,516)	$1.92
Outstanding at September 30, 2021	—	$—	$—
Exercisable at September 30, 2021	—	$—	$—
Vested and expected to vest at September 30, 2021	—	$—	$—
The following table summarizes the unvested liability classified incentive unit equivalents activity for the nine months ended September 30, 2021:

	Number of Awards	Weighted- Average Grant Date Fair Value Per Unit
Unvested at December 31, 2020	2,851,516	$1.74
Granted	320,000	$8.19
Forfeited	(4,000)	$6.58
Cancelled upon Corporate Reorganization	(3,167,516)	$2.39
Unvested at September 30, 2021	—	$—
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
Liability classified incentive unit equivalents were included in accrued expenses per the Company’s consolidated balance sheets and the rollforward of this liability is as follows (in thousands):

Nine Months Ended September 30, 2021
Balance at December 31, 2020	$5,702
Stock-based compensation during period	$6,041
Settlement or modification of awards	$(11,743)
Balance at September 30, 2021	$—
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
The future minimum lease payments under non-cancellable operating leases at September 30, 2021 were as follows:

Year Ending December 31,	Operating Leases
(in thousands)
2021 (remainder of the year)	$1,045
2022	4,000
2023	3,882
2024	3,850
2025	2,228
Thereafter	—
Total minimum lease payments, net	$15,005
Rent expense totaled $0.8 million and, $2.8 million for the three and nine months ended September 30, 2021, respectively. Rent expense totaled $1.1 million and $3.2 million for the three and nine months ended September 30, 2020, respectively.

Litigation
The Company is subject to certain outside claims and litigation arising in the ordinary course of business. Management is not aware of any contingencies which it believes will have a material effect on its financial position, results of operations or liquidity.
10.Related Party Transactions
For the three months ended September 30, 2021 and 2020, the Company received no capital contributions from its former parent company, Cricut Holdings. For the nine months ended September 30, 2021 and 2020 the Company received $0.2 million and $1.1 million, respectively, of capital contributions from Cricut Holdings, as a result of additional common units issued by Cricut Holdings at the estimated fair value of the underlying units. The equity offering was purchased by a subset of then current common unitholders of Cricut Holdings and employees of the Company.
11.Employee Benefit Plan
The Company sponsors a 401(k) plan for the benefit of its employees who have attained at least 18 Years of age. The Company matches 50% of the first 12% of an employee’s salary contributed to the plan on the first day of the month following their hire date. The Company contributed $0.6 million and $1.8 million for the three and nine months ended September 30, 2021, respectively. The Company contributed $0.2 million and $0.8 million for the three and nine months ended September 30, 2020, respectively.
12.Net Income Per Share
The computation of net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands, except share and per share amounts)
Basic earnings per share:
Net income	$30,005	$45,211	$128,549	$93,130
Shares used in computation:
Weighted-average common shares outstanding, basic	208,988,168	208,116,104	208,169,736	208,116,104
Earnings per share, basic	$0.14	$0.22	$0.62	$0.45

Diluted earnings per share:
Net income	$30,005	$45,211	$128,549	$93,130
Shares used in computation:
Weighted-average common shares outstanding, basic	208,988,168	208,116,104	208,169,736	208,116,104
Weighted-average effect of potentially dilutive securities:
Unvested common stock subject to forfeiture	12,326,206	—	8,572,134	—
Employee stock options	1,290,101	—	732,824	—
Restricted stock units	1,726,564	—	991,288	—
Underwriters’ option to purchase additional shares	—	—	25,132	—
Diluted weighted-average common shares outstanding	224,331,039	208,116,104	218,491,114	208,116,104
Diluted net income per share	$0.13	$0.22	$0.59	$0.45
The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Restricted stock units	236,000	—	236,000	—
13.Segment Information
The Company applies ASC Topic 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company’s operating segments are generally organized by the type of product or service offered. Similar operating segments have been aggregated into three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. Segment information is presented in the same manner that the Company’s Chief Operating Decision Maker (“CODM”) reviews the results of operations in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of September 30, 2021, long-lived assets located outside the United States, primarily located in Malaysia and China, were $18.7 million.
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
Key financial performance measures of the segments including revenue, cost of revenue and gross profit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
Connected Machines:
Revenue	$102,454	$75,523	$390,100	$245,799
Cost of revenue	$87,649	$58,525	$323,558	$205,645
Gross profit	$14,805	$16,998	$66,542	$40,154

Subscriptions:
Revenue	$53,303	$31,206	$150,115	$74,414
Cost of revenue	$5,934	$2,998	$15,517	$8,961
Gross profit	$47,369	$28,208	$134,598	$65,453

Accessories and Materials:
Revenue	$104,329	$102,276	$378,186	$267,851
Cost of revenue	$64,440	$57,932	$226,698	$165,833
Gross profit	$39,889	$44,344	$151,488	$102,018

Consolidated:
Revenue	$260,086	$209,005	$918,401	$588,064
Cost of revenue	$158,023	$119,455	$565,773	$380,439
Gross profit	$102,063	$89,550	$352,628	$207,625

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
Overview of Our Business and History
At Cricut, our mission is to help people lead creative lives. We have designed and built a creativity platform that enables our engaged and loyal community of over 5.7 million users to turn ideas into professional-looking handmade goods. With our highly versatile connected machines, design apps and accessories and materials, our users create everything from personalized birthday cards, mugs and T-shirts to large-scale interior decorations.
Our users’ journeys typically begin with the purchase of a connected machine. We currently sell a portfolio of connected machines that cut, write, score and create other decorative effects using a wide variety of materials including paper, vinyl, leather and more. Our connected machines are designed for a wide range of uses and are available at a variety of price points (MSRP by machine family as of September 30, 2021):
•Cricut Joy for personalization on-the-go, $179.99 MSRP
•Cricut Explore for cutting, writing and scoring, $249.99 - $299.99 MSRP
•Cricut Maker for cutting, writing, scoring and adding decorative effects to a wider range of materials, $399.99 MSRP
Our software integrates our connected machines and design apps, allowing our users to create and share seamlessly. Our software is cloud-based, meaning that users can access and work on their projects anywhere, at any time, across desktops or mobile devices. Users can leverage the full power of our platform by using our connected machines together with our free design apps, in-app purchases and subscription offerings to design and complete projects. All users can access a select number of free images, fonts and projects from our design apps or upload their own. In addition, we offer a wider selection of images, fonts and projects for purchase à la carte, including licensed content from partners with well-known brands and characters, like major motion picture studios. We also have two subscription offerings: Cricut Access and Cricut Access Premium. Cricut Access provides a subscription to images, fonts and projects as well as other member benefits, such as discounts and priority Cricut Member Care. Cricut Access Premium includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping. As of September 30, 2021, we had 1.8 million Paid Subscribers to Cricut Access and Cricut Access Premium.
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
For the three months ended September 30, 2021 and 2020, we generated:
•Total revenue of $260.1 million and $209.0 million, respectively, representing 24% year-over-year growth
•Net income of $30.0 million and $45.2 million, respectively, representing 34% year-over-year decline
•EBITDA of $42.7 million and $61.0 million, respectively, representing 30% year-over-year decline

For the nine months ended September 30, 2021 and 2020, we generated:
•Total revenue of $918.4 million and $588.1 million, respectively, representing 56% year-over-year growth
•Net income of $128.5 million and $93.1 million, respectively, representing 38% year-over-year growth
•EBITDA of $179.9 million and $130.9 million, respectively, representing 37% year-over-year growth
On March 29, 2021, we completed an initial public offering (“IPO”), in which we sold 13,250,000 shares of Class A common stock, and the selling stockholders sold an additional 2,064,903 shares of Class A common stock at a price to the public of $20.00 per share. We received aggregate net proceeds of $242.7 million after deducting offering costs, underwriting discounts and commissions of $22.3 million. On April 28, 2021, we sold an additional 968,815 shares of Class A common stock and the selling stockholders sold an additional 150,984 shares of Class A common stock pursuant to the partial exercise of the underwriters’ option to purchase additional shares which generated net proceeds of $18.0 million after deducting for underwriting discounts and commissions of $1.4 million.
Key Business Metrics and Non-GAAP Financial Measures
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends and make strategic decisions.

	Three Months Ended September 30,
	2021	2020
Users (in thousands)	5,732	3,681
Percentage of Users Creating in Trailing 90 Days	56%	63%
Paid Subscribers (in thousands)	1,814	1,164

	Three Months Ended September 30,
	2021	2020
Subscription ARPU	$9.60	$8.97
Accessories and Materials ARPU	$18.79	$29.41
EBITDA (in millions)	$42.7	$61.0
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

Set forth below is a reconciliation of EBITDA to net income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
Net income	$30,005	$45,211	$128,549	$93,130
Net income margin	11.5%	21.6%	14.0%	15.8%
Adjusted to exclude the following:
Depreciation and amortization expense	$4,976	$3,431	$13,152	$10,097
Interest expense, net	$(22)	$140	$133	$1,081
Corporate income tax expense	$7,767	$12,205	$38,024	$26,555
EBITDA	$42,726	$60,987	$179,858	$130,863
EBITDA margin	16.4%	29.2%	19.6%	22.3%
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
General and Administrative
General and administrative expenses consist of personnel-related expenses for our finance, legal, human resources and administrative personnel, including salaries and bonuses, benefits and stock-based compensation expense, as well as the costs of professional services, any allocated overhead, information technology and other administrative expenses. We expect our general and administrative expenses as a percentage of revenue to increase in the near term as we expand our operations and incur expenses required of a public company, and to decline over the long term as we drive greater scale and efficiency in our business.

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
The following table is presented in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
Revenue:
Connected machines	$102,454	$75,523	$390,100	$245,799
Subscriptions	53,303	31,206	150,115	74,414
Accessories and materials	104,329	102,276	378,186	267,851
Total revenue	260,086	209,005	918,401	588,064
Cost of revenue:
Connected machines(1)	87,649	58,525	323,558	205,645
Subscriptions(1)	5,934	2,998	15,517	8,961
Accessories and materials(1)	64,440	57,932	226,698	165,833
Total cost of revenue	158,023	119,455	565,773	380,439
Gross profit	102,063	89,550	352,628	207,625
Operating expenses:
Research and development(1)	20,531	9,977	56,835	27,784
Sales and marketing(1)	30,293	13,660	90,812	39,544
General and administrative(1)	13,491	8,195	38,417	19,368
Total operating expenses	64,315	31,832	186,064	86,696
Income from operations	37,748	57,718	166,564	120,929
Other income (expense), net	24	(302)	9	(1,244)
Income before provision for income taxes	37,772	57,416	166,573	119,685
Provision for income taxes	7,767	12,205	38,024	26,555
Net income	$30,005	$45,211	$128,549	$93,130

(1)    Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
Cost of revenue
Connected machines	$10	$2	$26	$5
Subscriptions	66	7	154	22
Accessories and materials	—	—	—	—
Total cost of revenue	76	9	180	27
Research and development	3,590	716	10,999	1,984
Sales and marketing	2,777	1,166	10,809	2,278
General and administrative	1,703	297	5,953	672
Total stock-based compensation expense	$8,146	$2,188	$27,941	$4,961

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
(dollars in thousands)
Revenue:
Connected machines	$102,454	$75,523	$26,931	36%	$390,100	$245,799	$144,301	59%
Subscriptions	53,303	31,206	22,097	71%	150,115	74,414	75,701	102%
Accessories and materials	104,329	102,276	2,053	2%	378,186	267,851	110,335	41%
Total revenue	$260,086	$209,005	$51,081	24%	$918,401	$588,064	$330,337	56%

Three Months Ended September 30, 2021 and 2020

Connected Machines revenue increased by $26.9 million, or 36%, to $102.5 million for the three months ended September 30, 2021 from $75.5 million for the three months ended September 30, 2020. The increase was primarily driven by growth in the number of Connected Machines sold during the period, including sales of Explore 3 and Maker 3, which launched in June 2021.
Subscriptions revenue increased by $22.1 million, or 71%, to $53.3 million for the three months ended September 30, 2021 from $31.2 million for the three months ended September 30, 2020. The increase was primarily driven by an increase in the number of Paid Subscribers which increased by 56% from 1.2 million as of September 30, 2020 to 1.8 million as of September 30, 2021.
Accessories and Materials revenue increased by $2.1 million, or 2%, to $104.3 million for the three months ended September 30, 2021 from $102.3 million for the three months ended September 30, 2020. The increase was primarily driven by growth in unit sales of Accessories and Materials during the period, particularly growth in units of Mug Press and the units of BrightPad sold during the period.

Nine Months Ended September 30, 2021 and 2020

Connected Machines revenue increased by $144.3 million, or 59%, to $390.1 million for the nine months ended September 30, 2021 from $245.8 million for the nine months ended September 30, 2020. The increase was primarily driven by significant growth in the number of Connected Machines sold during the period, due to increased consumer demand, the launch of Explore 3 and Maker 3 during June of 2021, and greater promotional activity and pricing during the Nine Months Ended September 30, 2021 than during the Nine Months Ended September 30, 2020.
Subscriptions revenue increased by $75.7 million, or 102%, to $150.1 million for the nine months ended September 30, 2021 from $74.4 million for the nine months ended September 30, 2020. The increase was primarily driven by an increase in the number of Paid Subscribers which increased by 56% from 1.2 million as of September 30, 2020 to 1.8 million as of September 30, 2021.
Accessories and Materials revenue increased by $110.3 million, or 41%, to $378.2 million for the nine months ended September 30, 2021 from $267.9 million for the nine months ended September 30, 2020. The increase was primarily driven by growth in unit sales of Accessories and Materials during the period, particularly growth in units of EasyPress, units of project materials, and units of Mug Press, which launched in March 2021.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
(dollars in thousands)
Cost of Revenue:
Connected machines	$87,649	$58,525	$29,124	50%	$323,558	$205,645	$117,913	57%
Subscriptions	5,934	2,998	2,936	98%	15,517	8,961	6,556	73%
Accessories and materials	64,440	57,932	6,508	11%	226,698	165,833	60,865	37%
Total cost revenue	$158,023	$119,455	$38,568	32%	$565,773	$380,439	$185,334	49%
Gross Profit:
Connected machines	14,805	16,998	(2,193)	(13)%	66,542	40,154	26,388	66%
Subscriptions	47,369	28,208	19,161	68%	134,598	65,453	69,145	106%
Accessories and materials	39,889	44,344	(4,455)	(10)%	151,488	102,018	49,470	48%
Total gross profit	$102,063	$89,550	$12,513	14%	$352,628	$207,625	$145,003	70%
Gross Margin
Connected machines	14%	23%			17%	16%
Subscriptions	89%	90%			90%	88%
Accessories and materials	38%	43%			40%	38%

Three Months Ended September 30, 2021 and 2020

Connected Machines cost of revenue increased by $29.1 million, or 50%, to $87.6 million for the three months ended September 30, 2021 from $58.5 million for the three months ended September 30, 2020. The increase was primarily driven by growth in the number of Connected Machines sold during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Gross margin for Connected Machines decreased to 14% for the three months ended September 30, 2021 from 23% for the three months ended September 30, 2020. Gross margin decreased due to higher promotions, sales incentives, and freight costs due to global supply chain challenges as a percentage of revenue.
Subscriptions cost of revenue increased $2.9 million, or 98%, to $5.9 million for the three months ended September 30, 2021 from $3.0 million for the three months ended September 30, 2020. The increase was primarily driven by an increase in hosting fees to support our growing number of subscribers along with increases in amortization of capitalized software development costs, and digital content costs.
Gross margin for Subscriptions decreased to 89% for the three months ended September 30, 2021 from 90% for the three months ended September 30, 2020. Gross margin decreased due to higher digital content costs and hosting fees as a percentage of subscriptions revenue.
Accessories and Materials cost of revenue increased by $6.5 million, or 11%, to $64.4 million for the three months ended September 30, 2021 from $57.9 million for the three months ended September 30, 2020. The increase was primarily driven by growth in the units of Mug Press and the units of BrightPad sold during the period.
Gross margin for Accessories and Materials decreased to 38% for the three months ended September 30, 2021 from 43% for the three months ended September 30, 2020. Gross margin decreased primarily due to unfavorable product mix changes along with higher freight costs due to global supply chain challenges and sales incentives as a percentage of revenue.

Nine Months Ended September 30, 2021 and 2020

Connected Machines cost of revenue increased by $117.9 million, or 57%, to $323.6 million for the nine months ended September 30, 2021 from $205.6 million for the nine months ended September 30, 2020. The increase was primarily driven by growth in the number of Connected Machines sold during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Gross margin for Connected Machines increased to 17% for the nine months ended September 30, 2021 from 16% for the nine months ended September 30, 2020. Gross margin increased due to the net impact of tariff mitigation by moving a significant amount of machine manufacturing from China to Malaysia, offset by higher sales incentives and freight costs due to global supply chain challenges as a percentage of revenue.
Subscriptions cost of revenue increased by $6.6 million, or 73%, to $15.5 million for the nine months ended September 30, 2021 from $9.0 million for the nine months ended September 30, 2020. The increase was primarily driven by an increase in hosting fees to support our growing number of subscribers along with increases in amortization of capitalized software development costs, and digital content costs.
Gross margin for Subscriptions increased to 90% for the nine months ended September 30, 2021 from 88% for the nine months ended September 30, 2020. Gross margin increased due to lower amortization of capitalized software development costs as a percentage of subscriptions revenue.
Accessories and Materials cost of revenue increased by $60.9 million, or 37%, to $226.7 million for the nine months ended September 30, 2021 from $165.8 million for the nine months ended September 30, 2020. The increase was primarily driven by growth in Accessories and Materials units sold during the period.
Gross margin for Accessories and Materials increased to 40% for the nine months ended September 30, 2021 from 38% for the nine months ended September 30, 2020. Gross margin increased primarily due to lower costs for EasyPress and favorable product mix changes, offset partially by higher freight costs due to global supply chain challenges as a percentage of revenue.
Operating Expenses
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
(dollars in thousands)
Research and development	$20,531	$9,977	$10,554	106%	$56,835	$27,784	$29,051	105%
As a percentage of total revenue	8%	5%			6%	5%
Research and development expenses increased by $10.6 million, or 106%, to $20.5 million for the three months ended September 30, 2021 from $10.0 million for the three months ended September 30, 2020. The increase was primarily due to a $4.4 million increase in product development expenses for future products as well as increases in stock-based compensation expense and other personnel-related expenses due to headcount increases.
Research and development expenses increased by $29.1 million, or 105%, to $56.8 million for the nine months ended September 30, 2021 from $27.8 million for the nine months ended September 30, 2020. The increase was primarily due to a $10.5 million increase in product development for future products as well as increases in stock-based compensation expense, other personnel-related expenses due to headcount increases, and professional services.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
(dollars in thousands)
Sales and marketing	$30,293	$13,660	$16,633	122%	$90,812	$39,544	$51,268	130%
As a percentage of total revenue	12%	7%			10%	7%
Sales and marketing expenses increased by $16.6 million, or 122%, to $30.3 million for the three months ended September 30, 2021 from $13.7 million for the three months ended September 30, 2020. The increase was primarily due to a $8.2 million increase in advertising and other marketing costs. Additionally, payment processing fees, stock-based compensation expense, and personnel-related expenses due to headcount increases contributed to the increase.
Sales and marketing expenses increased by $51.3 million, or 130%, to $90.8 million for the nine months ended September 30, 2021 from $39.5 million for the nine months ended September 30, 2020. The increase was primarily due to a $23.6 million increase in advertising and other marketing costs including to support the launch of Explore 3 and Maker 3 which launched in June 2021. Additionally, payment processing fees, stock-based compensation expense, and other personnel-related expenses due to headcount increases contributed to the increase.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
(dollars in thousands)
General and administrative	$13,491	$8,195	$5,296	65%	$38,417	$19,368	$19,049	98%
As a percentage of total revenue	5%	4%			4%	3%
General and administrative expenses increased by $5.3 million, or 65%, to $13.5 million for the three months ended September 30, 2021 from $8.2 million for the three months ended September 30, 2020. The increase was primarily due to a $1.4 million increase in stock-based compensation as well as increases in other personnel-related expenses due to headcount increasing during the period and bad debt expense.
General and administrative expenses increased by $19.0 million, or 98%, to $38.4 million for the nine months ended September 30, 2021 from $19.4 million for the nine months ended September 30, 2020. The increase was primarily due to a $5.3 million increase in stock-based compensation as well as increases in professional services and other personnel-related expenses due to headcount increasing during the period.
Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
(dollars in thousands)
Other income (expense), net	$24	$(302)	$326	(108)%	$9	$(1,244)	$1,253	(101)%
Other income (expense), net changed by $0.3 million, or 108%, to income of $24 thousand for the three months ended September 30, 2021 from a net expense of $0.3 million for the three months ended September 30, 2020. The change was primarily due to a decrease in interest expense as we repaid all outstanding borrowings in September 2020 and had no outstanding borrowings during the three months ended September 30, 2021.

Other income (expense), net changed by $1.3 million, or 101%, to income of $9 thousand for the nine months ended September 30, 2021 from a net expense of $1.2 million for the nine months ended September 30, 2020. The decrease was primarily due to a decrease in interest expense as we repaid all outstanding borrowings in September 2020 and had no outstanding borrowings during the nine months ended September 30, 2021.
Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
(dollars in thousands)
Provision for income taxes	$7,767	$12,205	$(4,438)	(36)%	$38,024	$26,555	$11,469	43%
Provision for income taxes decreased by $4.4 million, or 36%, to $7.8 million for the three months ended September 30, 2021 from $12.2 million for the three months ended September 30, 2020. This represents an effective tax rate of 20.6% and 21.3% for the three months ended September 30, 2021 and 2020, respectively.
Provision for income taxes increased by $11.5 million, or 43%, to $38.0 million for the nine months ended September 30, 2021 from $26.6 million for the nine months ended September 30, 2020. This represents an effective tax rate of 22.8% and 22.2% for the nine months ended September 30, 2021 and 2020, respectively.
Liquidity and Capital Resources
Our operations have historically been financed primarily through cash flow from operating activities and borrowings under our credit facilities. As of September 30, 2021, we had cash and cash equivalents of $224.0 million. In March 2021, we completed our IPO, in which we issued and sold an aggregate of 13,250,000 shares of our Class A common stock. The price per share to the public in the IPO was $20.00. We received aggregate net proceeds of $242.7 million from the IPO, net of the underwriting discounts, commissions and offering costs of approximately $22.3 million. On April 28, 2021, we sold an additional 968,815 shares of Class A common stock pursuant to the partial exercise of the underwriters’ option to purchase additional shares which generated net proceeds of $18.0 million after deducting for underwriting discounts and commissions of $1.4 million.
We believe our existing cash and cash equivalents, cash flow from operations and amounts available for borrowing under our Credit Agreement will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other growth initiatives, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.
Credit Facility
In September 2020, we entered into the Credit Agreement with JPMorgan Chase Bank, N.A., Citibank, N.A. and Origin Bank. The Credit Agreement replaced our prior amended credit agreement with Origin Bank. The Credit Agreement provides for a three-year asset-based senior secured revolving credit facility of up to $150.0 million, maturing on September 4, 2023. In addition, during the term of the Credit Agreement, we may increase the aggregate amount of the Credit Facility by up to an additional $200.0 million, subject to customary conditions (for maximum aggregate lender commitments of up to $350.0 million), subject to the satisfaction of certain conditions under the Credit Agreement, including obtaining the consent of the administrative agent and each lender being added or increasing its commitment. The Credit Facility may be used to issue letters of credit, and for other business purposes, including working capital needs.
The Credit Facility is a standard asset-based lending facility, meaning that notwithstanding the aggregate lender commitments, we can only borrow up to an amount equal to our borrowing base at any given time. For example, as of September 30, 2021, we were able to borrow up to $150.0 million. Our borrowing base is determined according to certain percentages of eligible accounts receivable and eligible inventory (which may be valued at average cost, market value or net orderly liquidation value), subject to reserves determined by the administrative agent. At any time that our borrowing base is less than the aggregate lender commitments, we can only borrow revolving loans up to the amount of our borrowing base and not in the full amount of the aggregate lender commitments.
Generally, borrowings under the Credit Agreement will bear interest at the Adjusted LIBO rate or the ABR, plus, in each case, an applicable margin. The applicable margin will range from (a) with respect to borrowings bearing interest at the ABR, 1.50% to 2.00%, and (b) with respect to borrowings bearing interest at the ABR (i) if the “REVLIBOR30 Screen Rate” (as defined in the Credit Agreement) is available for such period, 1.50% to 2.00%, or (ii) otherwise, 0.0% to 0.50%, in each case for the previous clauses (a) and (b), based on our “Fixed Charge Coverage Ratio” as defined in the Credit Agreement.
The Credit Agreement contains financial covenants during the initial year of the agreement, requiring us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0, measured monthly on a trailing 12-month basis. We are also subject to this covenant in future periods if the available commitments is less than the greater of $15.0 million and 10% of the total commitment made by all lenders. Management has determined that we were in compliance with all financial and non-financial debt covenants as of September 30, 2021.
Cash Flows

	Nine Months Ended September 30,
	2021	2020
(in thousands)
Net cash flows (used in) provided by operating activities	$(131,793)	$187,403
Net cash flows used in investing activities	(28,339)	(16,883)
Net cash flows provided (used in) by financing activities	261,990	(109,627)
Operating Activities
Net cash used in operating activities of $131.8 million for the nine months ended September 30, 2021 was primarily due to a cash outflow from the net change in operating assets and liabilities of $305.2 million offset by net income of $128.5 million and non-cash adjustments of $44.8 million. The cash outflow from the net change in operating assets and liabilities was primarily due to a $276.2 million increase in inventory levels to support seasonal sales levels and mitigate the impact of upstream shipping delays, a $25.6 million increase in prepaid expenses and other current assets and a $24.6 million decrease in accrued liabilities and other current assets and other non-current liabilities. These changes were offset primarily by a $18.6 million decrease in accounts receivable and a $3.6 million increase in deferred revenue. Non-cash adjustments primarily consisted of stock-based compensation of $27.9 million, depreciation and amortization of $13.4 million, and inventory write-offs of $2.3 million.
Net cash provided by operating activities of $187.4 million for the nine months ended September 30, 2020 was primarily due to net income of $93.1 million, non-cash adjustments of $17.9 million, and a cash inflow from from the net change in operating assets and liabilities of $76.4 million. The cash inflow from the net change in operating assets and liabilities was primarily due to a $96.4 million increase in accounts payable, a $13.2 million increase in accrued expenses and other current liabilities and other non-current liabilities due to increased expenditures to support general business growth, a $5.3 million increase in deferred revenue and a $4.4 million decrease in inventory levels. These changes were offset primarily by a $41.4 million increase in accounts receivable and a $1.0 million increase in prepaid expenses and other current assets. Non-cash adjustments primarily consisted of depreciation and amortization of $10.1 million, stock-based compensation of $5.0 million, and inventory write-offs of $2.2 million.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2021 was $28.3 million, all of which related to property and equipment acquisition or investment, software development and investment and product research and development.

Cash used in investing activities for the nine months ended September 30, 2020 was $16.9 million, all of which related to property and equipment acquisition or investment, software development and investment and product research and development.
Financing Activities
Net cash provided by financing activities of $262.0 million for the nine months ended September 30, 2021 was primarily related to proceeds from our IPO, net of underwriter discounts and offering costs of $262.0 million.
Net cash used in financing activities of $109.6 million for the nine months ended September 30, 2020 was primarily related to payment of a cash dividend of $51.2 million, net payment on the line of credit of $32.6 million, payments on the term loan of $22.9 million and repurchases of compensatory units of $3.0 million.
Contractual Obligations and Other Commitments
There were no material changes in our contractual obligations and other commitments during the nine months ended September 30, 2021 from the contractual obligations and other commitments disclosed in the Prospectus. See Note 9 of the notes to our interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and other commitments.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2021.
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
Litigation may be necessary, among other things, to defend ourselves or our users by determining the scope, enforceability and validity of third-party proprietary rights, to establish our proprietary rights, or to address royalty payments we make. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
•supply chain, manufacturing, distribution and fulfillment risks, including our being primarily dependent on a single manufacturer and on limited sources of supply for components, accessories and materials, as well as our ability to forecast demand and manage our inventory;
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

We have experienced rapid revenue growth in recent periods, with revenue of $487 million and $959 million for the years ended December 31, 2019 and 2020, respectively, and from $588.1 million to $918.4 million for the nine months ended September 30, 2020 and 2021, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior years due to a number of reasons, including more challenging comparisons to prior periods as our revenue grows, slowing demand for our products and subscriptions, increasing competition, a decrease in the growth of our overall market and our failure to capitalize on growth opportunities. For example, during the COVID-19 pandemic, we have seen significant growth in sales online through the online channels of our brick-and-mortar or online retail partners as well as through our website in 2020, but there can be no assurance that online sales will remain at these levels in the future or that we will be able to continue to significantly grow our online channels, particularly once the rollout of COVID-19 vaccines reaches critical mass, restrictions on movement are lifted and full-time return to work trends normalize.
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
Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products, changes in demand for the products of our competitors, unanticipated changes in general market or economic conditions or changes in consumer confidence in future economic conditions. This risk may be exacerbated by the fact that we do not have the manufacturing capacity or supply-chain flexibility to satisfy short-term demand increases. For example, during the COVID-19 pandemic and stay-at-home orders, we saw significant growth in sales in 2020, which strained our inventory levels and caused shortages that likely resulted in lost sales. If we fail to accurately forecast consumer demand, we may experience insufficient or excess inventory levels or a shortage or surplus of products available for sale. If we underestimate demand or are otherwise unable to meet consumer demand, we could experience loss of revenue, reputational harm and damaged relationships, including through social media or other communications from our community, and adversely affect our business, financial condition and results of operations. If we forecast inventory levels in excess of consumer demand, this may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and premium nature of our brand image. We currently intend to carry higher inventory levels into the future until we are comfortable current supply chain risks have improved. These dynamics, along with any increased level of promotions in the fourth quarter, could put some pressure on margins.
We depend on sales to brick-and-mortar and online retail partners, including a limited number of sophisticated key brick-and-mortar and online retail partners. The loss or substantial decline in volume of sales to any of our key brick-and-mortar and online retail partners could adversely affect our financial performance.
Our financial performance has been and will continue to be significantly determined by our success in attracting and retaining brick-and-mortar and online retail partners. For the year ended December 31, 2020, our top seven brick-and mortar and online retail partners accounted for 59% of product revenue. For the nine months ended September 30, 2021, our top seven brick-and-mortar and online retail partners accounted for 55% of product revenue. We anticipate that a similar concentration will continue for the foreseeable future.
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
Our ability to continue our revenue growth and increase our profitability depends in part upon our ability to successfully implement certain strategic go-to-market initiatives, including expanding our online sales presence while continuing to work with key brick-and-mortar and online retail partners. Our online sales include online sales through the websites of our brick-and-mortar and online retail partners as well as through our own website cricut.com. In each of the years ended December 31, 2019 and 2020, 48% of our revenue was generated from these online channels. In the nine months ended September 30, 2021, 48% of our revenue was generated from these online channels. There can be no assurance that online sales will remain at these levels in the future or that we will be able to continue to significantly grow our online channels.
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
As of September 30, 2021, approximately 32% of our users were Paid Subscribers. If we are unable to maintain or increase subscriptions, which have higher margins than our other products, our future revenue and results of operations could be harmed. Our Paid Subscribers have no contractual obligation to renew their subscriptions to Cricut Access or Cricut Access Premium after the expiration of their initial subscription term, and our subscriptions may be offered on a monthly and annual basis. The images and designs on our platform are available for purchase à la carte, which may limit the incentive for users to purchase subscriptions. Our ability to increase new subscriptions may decline or fluctuate as a result of a number of factors, including seasonality, the quality of images and projects we offer, the number of new features and capabilities only offered through our subscriptions, the prices of products offered by our competitors and the budgets and consumer spending habits of our users. If our users do not renew their subscriptions or if additional users do not purchase subscriptions, our future revenue and results of operations could be harmed. To the extent that users of our free design apps do not purchase images, projects or products à la carte or convert to a subscription, our future revenue and results of operations could be harmed. Our efforts to increase our subscriptions may not have the desired effect. For example, we recently proposed changes to our free Design Space app that would have limited the number of personal images or patterns a user could upload and save each month to our cloud without a subscription; however, because of user reaction, we determined not to proceed with the proposed changes. Instead of increasing subscriptions, other attempts to increase subscriptions could cause our users to limit their use of our connected machines, cause reputational harm and damaged relationships, and result in reduced sales of connected machines and accessories and materials, any of which could negatively affect our future revenue and results of operations. Finally, any future changes to our subscription model could make our subscriptions less attractive to users or reduce our margins on subscriptions, which could negatively affect our future revenue and results of operations.
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
If we are unable to sustain pricing levels for our products and subscriptions, whether due to competitive pressure or otherwise, our gross margins could be significantly reduced. As of September 30, 2021, our portfolio of connected machines range from $179.99 to $399.99 MSRP, and subscription offerings range from $9.99 per month to $95.88 per year for Cricut Access or $119.88 per year for Cricut Access Premium, which includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping. Within our accessories and materials, our SKUs range in price from $0.99 to $239.99.
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
We have grown rapidly in recent years and have limited operating experience at our current size. For example, our revenue has grown from $340 million to $487 million to $959 million for the years ended December 31, 2018, 2019 and 2020, respectively, and from $588 million to $918 million for the nine months ended September 30, 2020 and 2021, respectively. In addition, between January 1, 2019 and December 31, 2020, our employee headcount increased from over 350 to over 640, and we expect headcount growth to continue for the foreseeable future. Employee headcount as of September 30, 2021 was over 820. Further, as we grow, our business becomes increasingly complex, particularly for a company of our relative size. To effectively manage and capitalize on our growth, we must continue to forecast demand and manage our supply chain, expand our sales and marketing, focus on innovative product development, upgrade and secure our management information systems and other processes and obtain more space for our expanding staff. Our continued growth and complexity could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training and managing a diffuse and growing employee base. Failure to scale with growth could harm our future success, including our ability to effectively focus on and pursue our corporate objectives. Moreover, the complicated nature of our business, in which we design our own products, develop our own design apps, rely on third-party manufacturers and sell our products through brick-and-mortar and online retail partners, as well as through our website, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. If we do not adapt to meet these evolving challenges, including hiring and maintaining the right number of employees for each aspect of our business, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products may suffer and our company culture may be harmed.
Our growth strategy contemplates an increase in our advertising and other sales and marketing spending, which represented 9%, 8% and 7% of revenue in 2018, 2019 and 2020, respectively, and 7% and 10% for the nine months ended September 30, 2020 and 2021, respectively. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated, and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.
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
Our top seven brick-and-mortar and online retail partners, measured by the product revenue we derive from them, accounted for 59% of product revenue for the year ended December 31, 2020 and 55% of product revenue for the nine months ended September 30, 2021. Gross margins from sales to retailers may decline as a result of a number of factors outside our control, including tariffs as a result of trade wars and our reliance on a primary contract manufacturer which holds influence over the supply chain. This may magnify the impact of variations in revenue and operating costs on our results of operations, which in turn could adversely affect our overall margins and profitability. We had in 2018, 2019 and 2020, and may continue to have in the future, low gross margins in the early stages of our relationships with certain brick-and-mortar and online retail partners, particularly international brick-and-mortar and online retail partners that often require significant ramp-up periods, which has and may in the future adversely affect our total revenue. To compete effectively, we have been, and may in the future decide to offer significant discounts to large brick-and-mortar and online retail partners at lower margins or reduce or withdraw from existing relationships with smaller brick-and-mortar and online retail partners, which could negatively impact our revenue and could adversely affect our gross margins and overall profitability.

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
Additionally, the loss of any key personnel could make it more difficult to manage our operations and research and development activities, reduce our employee retention and revenue and impair our ability to compete. For example, on September 14, 2021, Gregory Rowberry, Cricut’s Executive Vice President, Sales, informed Cricut of his intention to retire effective December 31, 2021. In connection with our initial public offering, we entered into employment letters with our key personnel. These letters have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees.
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
Once users purchase our products, they depend on Cricut Member Care to resolve technical and operational issues relating to our products. Our ability to provide effective customer support is largely dependent on our ability to attract, train and retain qualified personnel with experience in supporting customers using complex products and software such as ours. We spend significant time and resources in training our Cricut Member Care team to effectively use our software and to resolve any issues that may arise with Design Space, Cricut Access and Cricut Access Premium. A variety of factors including an increase in sales or fluctuation in demand for support due to seasonality or other factors, have and will continue to put additional pressure on our customer support team. In particular, the COVID-19 pandemic-related closure of our offices has forced our Cricut Member Care staff to work from home, which has and may continue to result in work-productivity issues or a decrease in efficiencies, particularly during times of high call volume as we have seen when delivery lead times get longer. We may be unable to respond quickly enough to accommodate short-term increases in demand for technical support. In addition, as we continue to grow our operations and expand internationally, our Cricut Member Care team will face additional challenges, including those associated with delivering support, training and documentation in languages other than English and across various time zones globally. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed, and we may need to hire additional support personnel, which could negatively impact our results of operations, particularly if it is not accompanied by a corresponding increase in revenue. We also rely on third-party business process outsourcing providers to provide international local language support as well as incremental temporary staffing. If our third-party business process outsourcing partners do not perform their obligations or meet our expectations, our business could be negatively impacted. In addition, we provide self-service support resources to our users, some of which rely on engagement and collaboration by and with other users. If we are unable to continue to develop self-service support resources that are easy to use and allow our users to resolve their technical issues, or if our users choose not to collaborate or engage with other users on technical support issues, our self-service support resources may not be effective, and our users’ experience with our platform may be negatively impacted. Any failure to, or market perception that we do not, maintain high-quality support, including through social media or other communications from our community, could harm our reputation, our ability to attract new users, the engagement of our existing users with our platform and our business, results of operations and financial condition.
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
Covenants in the Credit Agreement governing our secured revolving Credit Facility may restrict our ability to grow our business, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely affected.
In September 2020, we entered into a credit agreement, or the Credit Agreement, with JPMorgan Chase Bank, N.A., Citibank, N.A. and Origin Bank, providing for a three-year secured revolving Credit Facility with aggregate lender commitments of $150 million. We have the option to increase the lender commitments by up to $200 million (for maximum aggregate lender commitments of up to $350 million), subject to the satisfaction of certain conditions under the Credit Agreement, including obtaining the consent of the administrative agent and each lender being added or increasing its commitment. The Credit Facility is a standard asset-based lending facility, meaning that notwithstanding the aggregate lender commitments, we can only borrow up to an amount equal to our borrowing base at any given time. As of September 30, 2021, we were able to borrow up to $150.0 million. Our borrowing base is determined according to certain percentages of eligible accounts receivable and eligible inventory (which may be valued at average cost, market value or net orderly liquidation value), subject to reserves determined by the administrative agent. At any time that our borrowing base is less than the aggregate lender commitments, we can only borrow revolving loans up to the amount of our borrowing base and not in the full amount of the aggregate lender commitments.
The Credit Agreement and related loan documents contain various restrictive covenants, including, among other things, a minimum fixed charge coverage ratio, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders or enter into certain types of related party transactions. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. Pursuant to the Credit Agreement and related loan documents, we granted a security interest in substantially all of our assets. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement” for additional information.
Our ability to comply with these restrictive covenants and limitations on our ability to grow our business can be impacted by events beyond our control and we may be unable to do so. The Credit Agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable or proceed against the assets we provided as collateral. If the debt under the Credit Agreement was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and results of operations.
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
We continue to analyze our exposure for taxes and related liabilities and have accrued $0.9 million, $4.0 million and $3.3 million as of December 31, 2018, 2019 and 2020, respectively, and $2.3 million as of September 30, 2021 for uncertain tax positions.
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
Our primary international target markets include the United Kingdom, Ireland, Australia, New Zealand, and Western Europe. We are also present in the Middle East, Latin America, South Africa and Asia, and we plan to expand our operations further, which requires significant resources and management attention and subjects us to regulatory, economic and political risks in addition to those we already face in the United States. There are significant risks and costs inherent in doing business in international target markets, including:
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
Our Class A common stock has one vote per share and our Class B common stock has five votes per share, except as otherwise required by law. Petrus and affiliates hold 128,486,824 shares of issued and outstanding Class B common stock. Accordingly, Petrus and affiliates hold approximately 66% of the voting power of our outstanding capital stock in the aggregate. Petrus is able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Petrus may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between Petrus and our other stockholders, which may result in Petrus undertaking, or causing us to undertake, actions that would be desirable for Petrus but would not be desirable for our other stockholders.
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
Our directors, executive officers and holders of 5% or more of our common stock hold approximately 84% of the total voting power of our common stock and are able to exert significant control over us, which will limit your ability to influence the outcome of important transactions, including a change of control.
Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, hold, in the aggregate, approximately 84% of the total voting power of shares of our outstanding common stock, based on the number of shares outstanding as of September 30, 2021. Further, Petrus and affiliates, collectively, are currently our largest stockholder. Petrus and affiliates hold approximately 66% of the total voting power of our common stock based on the number of shares outstanding as of September 30, 2021. As a result, our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our Class A common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our Class A common stock.
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
In September 2020, we paid a cash dividend to Cricut Holdings, our sole stockholder at the time. We currently do not intend to pay any cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by the restrictions under the terms of our Credit Agreement. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
The COVID-19 pandemic has caused significant volatility in financial markets. Public health problems resulting from the COVID-19 pandemic and precautionary measures instituted by governments and businesses to mitigate its spread, including government lockdowns, travel restrictions and quarantines, have contributed to, and could for the foreseeable future contribute to, a general slowdown in the global economy, adversely impact our brick-and-mortar and online retail partners, potential customers, third-party suppliers, contract manufacturers, third-party logistics providers and other business partners, and disrupt our operations. Changes in our operations in response to the COVID-19 pandemic have resulted, and could continue to result in, inefficiencies or delays, including in manufacturing, sales, delivery and product development efforts, and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession and business continuity planning, employees working remotely or teleconferencing technologies.
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
We are an “emerging growth company” as defined in the JOBS Act. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more, which could occur as early as December 31, 2021, (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years and (iv) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC. For so long as we remain an emerging growth company, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies,” including:
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
From time to time, we may be subject to claims, lawsuits, regulatory disputes, government inquiries and other proceedings, including matters related to intellectual property, commercial, royalties, employment and tax that could adversely affect our business, results of operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries. Litigation and regulatory proceedings, and particularly any intellectual property infringement matters that we may face, could be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Adverse outcomes with respect to any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, make content unavailable or require us to stop offering certain features, all of which could negatively affect our subscription and revenue growth. See the section titled “Business—Legal Proceedings” for additional information.
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
As a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the rules subsequently implemented by the SEC, the rules and regulations and the listing standards of the Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations will likely strain our financial and management systems, internal controls and employees.
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
In addition, we will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act as early as in our annual report on Form 10-K for the year ended December 31, 2022. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, our finance team is small and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.
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

Date:	November 10, 2021	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2021	By:		/s/ Martin F. Petersen
			Name:	Martin F. Petersen
			Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	November 10, 2021	By:		/s/ Ryan Harmer
			Name:	Ryan Harmer
			Title:	VP of Accounting, Corporate Controller
(Principal Accounting Officer)