Form 10-K
period 2021-12-31
Cricut, Inc.
filed 2022-03-09
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-40257
Cricut, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	87-0282025
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☐	Smaller reporting company
☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2021, the end of the registrant's second fiscal quarter, was approximately $2.36 billion, based on a closing market price of $42.60 per share.
As of March 1, 2022, the registrant had 39,443,884 shares of Class A Common Stock, and 182,500,984 shares of Class B Common Stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s annual meeting of stockholders in 2022 (the “Proxy Statement”) are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. These forward-looking statements, which are subject to a number of risks, uncertainties and assumptions about us, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project” or “contemplate” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions or projections. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•expectations regarding the impact of the COVID-19 pandemic, the related responses by governments and private industry on our business and financial condition, as well as the financial condition of our brick-and-mortar and online retail partners, online and e-commerce channels and users; and
•the other factors identified under the section titled “Risk Factors” appearing elsewhere in this Annual Report on Form 10-K.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
3

You should not rely upon forward-looking statements as predictions of future events. These statements are only predictions based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. There are important factors that could cause our actual results, events or circumstances to differ materially from the results, events or circumstances expressed or implied by the forward-looking statements, including those factors discussed in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should specifically consider the numerous risks outlined in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K.
Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any of these forward-looking statements after the date of this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
4

PART I
Item 1. Business
Overview
At Cricut, our mission is to help people lead creative lives.
We have designed and built a creativity platform that enables our engaged and loyal community of 6.4 million users, as of December 31, 2021, to turn ideas into professional-looking handmade goods. With our highly versatile connected machines, design apps and accessories and materials, users create everything from personalized birthday cards, mugs and T-shirts to large-scale interior decorations and more. Our cloud-based software enables us to update the functionality and features of existing physical and digital products, and to release new products that seamlessly integrate with our platform. This makes our platform broadly extensible and empowers our users to unlock ever-expanding creative potential.
Cricut often becomes a huge part of our users’ creative lives, serving as the foundation for their journey of creativity. Our users’ journeys typically begin with the purchase of a connected machine and expand across our family of products as users harness the power of our platform. Our users have demonstrated continued engagement with their connected machines over time, which results in purchases of subscriptions and accessories and materials long after they first purchase a connected machine. As of December 31, 2021, 60% of our users created on their connected machines in the last 90 days and 81% created on their connected machines in the last 365 days.
We enable users to be inspired, create and share projects with the Cricut community and to follow others doing the same. Our users join the Cricut community to share projects and inspire others, both on our platform and across social media. Our community of users has scaled significantly over time, and our number of users grew by 50% from December 31, 2018 to December 31, 2019, 71% from December 31, 2019 to December 31, 2020, and 48% from December 31, 2020 to December 31, 2021.
Our software integrates our connected machines and design apps, allowing our users to create and share seamlessly. Our software is cloud-based meaning that users can access and work on their projects anywhere, at any time, across desktop or mobile devices. Our software aggregates billions of data points of our users’ contributions, giving us valuable insights into our users’ preferences and behaviors. We use our data science capabilities to continuously improve our software and products, driving further engagement. As a result, our business model is characterized by strong user engagement and diversified sales across product categories.
Our portfolio of connected machines cut, write, score and create decorative effects using a wide variety of materials including paper, vinyl, leather and more. We strive for our users’ journeys to be both inspiring and intuitive, so we take great care to design connected machines that are beautiful and easy to use. Our connected machines are designed for a wide range of uses and available at a variety of price points:
•Cricut Joy for personalization on-the-go, $179.99 MSRP
•Cricut Explore for cutting, writing and scoring, $249.99 - $299.99 MSRP
•Cricut Maker for cutting, writing, scoring and adding decorative effects to a wider range of materials, $399.99 MSRP
We offer free design apps, in-app purchases and subscription offerings that enable our users to create and complete projects. On our apps, users can find inspiration, purchase or upload content like fonts and images, design a project from scratch or find a vast array of ready-to-make projects on both mobile and desktop devices. All users can access a select number of free images, fonts and projects from our design apps or upload their own. In addition, we offer a wider selection of images, fonts and projects for purchase à la carte, including licensed content from partners with well-known brands and characters, like major motion picture studios. We also provide two subscription offerings, Cricut Access and Cricut Access Premium. Cricut Access provides users with a subscription to a curated and growing design library of over 200,000 images, thousands of ready-to-make projects and hundreds of fonts, as well as other member benefits, such as discounts and priority Cricut Member Care. Cricut Access Premium includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping. As of December 31, 2021, we had over 2.0 million Paid Subscribers to Cricut Access and Cricut Access Premium, representing approximately 32% of our total users.

We also sell a broad range of accessories and materials that help bring designs to life, from advanced tools like heat presses to Cricut-branded scoring tools, pens, paper and iron-on vinyl. These products are designed to work seamlessly and easily with our connected machines, which is why we see many of our users purchase Cricut-branded accessories and materials. Creating projects often drives repeat purchases of accessories and materials for years after a user first buys a connected machine, demonstrating ongoing engagement with our platform.
Many of our users share a love of our brand, products and mission, which fosters a loyal community of users who are deeply engaged with Cricut. Every project is an opportunity to start a conversation, both with us and with each other. We often see our users inspire, teach and create together. Users are passionate about sharing Cricut tips, tricks and personal stories and this engagement carries over into social media and into everyday life. There are over five million Cricut followers and hundreds of independently-run Cricut groups across social media. Users often self-organize, host independent events and meet up in person across the globe.
Our community creates a reinforcing network effect. As the number of our users grow, so does the number of projects made and shared physically or digitally. This generates even more shared projects and word-of-mouth that in turn helps to grow our community. This community network effect has allowed us to efficiently acquire new users and drive sales of connected machines, subscriptions and accessories and materials. To date, our success has been driven by word-of-mouth referrals as well as effective use of low-cost marketing channels like social media, which we then complement with our targeted sales and marketing efforts.
We generate revenue from the sale of our connected machines, subscriptions and accessories and materials. We sell our products through brick-and-mortar and online retail partners, including Hobby Lobby, HSN, Jo-Ann, Michaels, Target and Walmart, as well as through online channels such as Amazon and cricut.com.
We are a fast-growing, scaled and profitable business. For the years ended December 31, 2019, 2020 and 2021, we generated:
•Total revenue of $486.6 million, $959.0 million and $1,306.2 million, respectively, representing 43%, 97% and 36% year-over-year growth, respectively
•Net income of $39.2 million, $154.6 million and $140.5 million, respectively, representing 43%, 294% and (9)% year-over-year growth, respectively
Our Industry
We both influence and benefit from powerful secular tailwinds:
•Personalization is a Global Mega Trend. Today, more and more people want to be surrounded by personalized items. We empower individuals to personalize. The number one reason why people buy our connected machines is personalization.
•Digitization of Tools. Consumers have access to more tools in the digital world than ever before. They are easier to use, more powerful and available on every device. The power to create and manipulate content – text, audio or video – can now be done from anyone’s smartphone or laptop. Cricut has built on this trend by offering both digital and physical tools and, more importantly, bridging these two worlds together.
•Technology is Enabling a New Generation of Entrepreneurs. The rapid growth of marketplaces and commerce enablement platforms creates economic opportunities for millions of creative entrepreneurs. Individual entrepreneurs value supplemental income, flexibility and the opportunity to do what they love for a living. Cricut enables the shift in production of physical goods from factory floors to kitchen tables and provides manufacturing solutions for small scale businesses. 31% of our users make projects to sell. Women, who represent 94% of our users as of December 2021 and are at the forefront of this trend, created businesses more than twice as fast as national average.
•Social Media is Enabling a New Wave of Creativity. The ubiquity of social media is a key driver of global consumer engagement with new creative endeavors. Through social media, people can be inspired by new ideas or projects anywhere and anytime. We help our users turn virtual inspiration into beautiful, physical things. We have over five million followers across social media, and our users have shared thousands of projects on our platform.

Our Opportunity
We believe that everyone is innately creative and thus anyone can be a part of the Cricut community of users. This presents us with a large untapped market opportunity in addition to our current user base.
We quantify our market opportunity in terms of SAM, which includes active creatives who we address with our current products and price points, and TAM, which includes potential creatives who we believe we can reach over the long term as we make products for new uses and products that are more accessible, even easier to use and available at a broad set of price points.
We commissioned a study from YouGov America in September 2020 across multiple countries. The sample size of those surveyed in each country included over 1,000 individuals ages 18 and older. To calculate our SAM and TAM, we extrapolate these survey results across the general population ages 18 and older in each country.
Our SAM consists of the portion of individuals surveyed who said they have made at least one creative project in categories addressed by our current products in the last 12 months, whom we call “active creatives.” Our TAM includes the individuals in our SAM as well as the portion of individuals surveyed who said they like, buy, used to make or are interested in creating personalized, handmade or custom items, whom we call “potential creatives” but who have not made at least one creative project in categories addressed by our current products in the last 12 months.
We assess our SAM and TAM in the United States and Canada and internationally. Today, a small portion of our revenue is generated from countries outside the United States and Canada. We currently classify four of these countries, Australia, France, Germany and the United Kingdom, as our primary international target markets and include them in our international SAM and TAM.
Based in part on the YouGov study, we estimate that our SAM consists of over 85 million people in the United States and Canada. We estimate that our SAM among our primary international target markets consists of over 44 million people. Accordingly, we estimate our total SAM is over 129 million individuals. As of December 31, 2021, we had 6.4 million users, implying approximately 5% penetration of our SAM in all markets.
We estimate that there are over 163 million potential creatives in the United States and Canada and over 109 million potential creatives in our primary international target markets. We estimate that our United States and Canada TAM includes over 248 million individuals, which reflects our belief that all people, regardless of demographic, can be creative and a part of the Cricut community. Our TAM among our primary international target markets includes over 153 million individuals, for a combined TAM of approximately 402 million individuals. We believe our products could achieve broader adoption in a number of countries beyond our primary international target markets that also have large populations engaging in creative activities and represent a similar product-market fit.
Because our products make creativity accessible, we believe our opportunity is much larger than the estimates of the size of the traditional craft market. We put production power into the hands of our users by allowing them to create their own professional-looking homemade goods instead of purchasing manufactured goods from a third party opening up a broad array of markets for our users that go beyond the traditional craft market. For example, the goods that users can produce or customize using our platform fall into multiple large market categories, some of which may overlap, including cards and calendar, stationery, seasonal decor, wedding-related services, organization and custom gifts.
The Cricut User Journey
Creative individuals come to Cricut and quickly become engaged users who can express themselves both individually and as part of a large and passionate community. As of December 2021, 94% of our users were women. Many users also earn income through products they create on Cricut. According to a survey that we conducted in December 2021:
•83% of new users want to make a broad range of products
•31% make projects to sell
•79% say crafting helps them with their mental well-being
•85% say crafting inspires feelings of accomplishment

A user’s journey evolves after their first purchase. New users typically intend to create a broad range of products but may start with one or two intended uses and grow with Cricut over time. For example, a user may buy a connected machine and begin by making cards but later branch out to T-shirts, wall decals and more. As we launch new software and products, and as our community continues to grow and share on our platform and on social media, we have the opportunity to continually refresh this relationship and expand the versatility of our platform.
Our large and loyal community of users engage with Cricut and each other across our design apps and on social media. Users can share projects they created, and other users can be inspired and access and create that same project. These teaching and inspiration moments enhance our monetization opportunities, as projects often lead users to purchase images, fonts, accessories and materials. There are over five million Cricut followers and many independently-run Cricut groups across social media.
Our Software
Our software integrates our connected machines and design apps, allowing our users to create and share seamlessly. Our software is cloud-based meaning that users can access and work on their projects anywhere, at any time, across desktops or mobile devices. We enable our users to be inspired, create and share projects with the Cricut community, and follow others doing the same. Each user’s credentials, profile, machine registration data, pressure settings for various materials and tools, uploaded images, designs, projects, community networks and more are stored in the cloud. Our software aggregates billions of data points of our users’ contributions, giving us valuable insights into our users’ preferences and behaviors. We use our data science capabilities to continuously improve our software and products, driving further engagement. For example, as we monitor how users engage with a certain feature, we can continue to improve it or choose to sunset it if it is no longer useful. We have the ability to release new connected machines with new uses that can seamlessly integrate with our software, allowing us to grow with existing users.
Connected Machines
Our connected machines currently include Cricut Joy, Cricut Explore and Cricut Maker. Our portfolio of connected machines cut, write, score and create decorative effects using a wide variety of materials including paper, vinyl, leather and more. Our connected machines are designed for various uses ranging from quick, everyday projects like handmade cards or signs to professional-level DIY projects like home décor and quilts. Each of our connected machines provides users with different capabilities. For example, Cricut Joy can work with over 50 different materials – from the most popular craft materials like cardstock, vinyl and iron-on to specialty materials like glittery paper and polished foils. Cricut Maker incorporates even more material capabilities from the most delicate paper and fabric to harder materials such as matboard, leather and basswood. Our connected machines also incorporate different tools, attachments, accessories and capabilities. For example, Cricut Explore Air pioneered a calligraphy pen, while Cricut Maker cuts fabric and can also engrave metal. Machine connectivity is enabled through Bluetooth and USB. All Cricut connected machines come with Design Space, a free, easy-to-learn and easy-to-use, cloud-based design software available on Android, iOS, Mac and PC devices.
Design Apps and Subscriptions
Users can leverage the full power of our platform by using our connected machines together with our free design apps for our connected machines, including our Design Space app that works with all connected machines and our Cricut Joy-specific app. Users download our apps, create a profile and design and share their Cricut projects from both desktop and mobile devices. All users can access a select number of free images, fonts and projects from our design apps or upload their own. In addition, we offer a wider selection of images, fonts and projects for purchase à la carte, including licensed content from partners like major motion picture studios. Ready-to-make projects, from cards to holiday décor, each come with instructions and recommendations for the ideal materials to use. Users can share their designs on our apps to teach and inspire others. If one user shares a project that uses images from the Cricut library, another user can download and create that same project – as long as they are subscribed to Cricut Access or Cricut Access Premium or have purchased those images.

Cricut Access and Cricut Access Premium are our subscription offerings that include a large selection of images, fonts and projects as well as other member benefits, such as discounts, priority Cricut Member Care and, in the case of Cricut Access Premium, preferred shipping. Paid Subscribers are granted access to a curated and growing design library of over 200,000 images, thousands of ready-to-make projects and hundreds of fonts. Cricut Access is billed monthly for $9.99 per month or annually for $95.88 per year. Cricut Access Premium, which includes all of the benefits of Cricut Access and additional discounts and preferred shipping, is billed annually for $119.88 per year. As of December 31, 2021, we had over 2.0 million Cricut Access and Cricut Access Premium subscribers, representing approximately 32% of our total users.
Cricut Accessories and Materials
We sell a broad range of accessories and materials that help bring designs to life, such as Cricut EasyPress, Cricut Mug Press, various hand tools, machine replacement tools and blades and project materials. These products are designed to work seamlessly with our connected machines. This interconnectedness is important to our users, who choose to buy Cricut-branded accessories and materials because they find them easy to use and trust our brand. Some products, like our mats and blades, attach to a connected machine. Mats hold materials in place as they are cut by the connected machine. Our mats are sold in different grip strengths that are appropriate for the material being used. For example, a light-grip mat is perfect for paper, while a strong-grip mat is optimal for materials that need stronger adhesive to secure in place, such as matboard and leather. Blades are inserted into Cricut connected machines. For example, a Premium Fine Point Blade works well with cardstock, a Rotary Blade is perfect for fabric and a Knife Blade is optimal for leather and wood products. We have also created a portfolio of both complex and basic accessories. For instance, Cricut EasyPress is a portable heat press with a variety of heat transfer uses for oddly-shaped, non-uniform surfaces. Cricut BrightPad illuminates fine lines to ensure precision for removing the unneeded pieces of a cut image. We also sell a wide range of project materials including vinyl, iron-on vinyl, deluxe paper, Infusible Ink (sublimation), machine tools and accessories and more. In 2021, we introduced our line of Smart Materials, including Smart Vinyl, Smart Iron-on, and Smart Paper Sticker Cardstock, all designed to feed directly into our Cricut Maker 3 and Explore 3 connected machines, allowing users to cut even faster without the need to use a cutting mat. We offer over 3,000 total SKUs within our Cricut accessories and materials, ranging in price from a $0.99 digital image to the $239.99 EasyPress.
How We Go to Market
Many of our users hear about our products through word-of-mouth. With 86% of our users creating products for their friends and family, word-of-mouth marketing continues to be one of the most efficient and effective ways we attract new users. In 2021, over 40% of new users first heard about Cricut through friends and family. We also use digital and social media marketing to attract users.
We sell our connected machines and accessories and materials through our brick-and-mortar and online retail partners, as well as through our website at cricut.com. Our partners include Amazon, Hobby Lobby, HSN, Jo-Ann, Michaels, Target, Walmart and many others. We also sell our products, including subscriptions to Cricut Access and Cricut Access Premium, on cricut.com. In 2021, 50% of our revenue was generated through brick-and-mortar sales and 50% was generated through online channels.
Our Competitive Strengths
Our competitive strengths include:
Our Vertically Integrated Platform Encourages Continual Engagement. Our platform accompanies a user from an idea to a finished project, with Cricut providing the connected machines, design apps and accessories and materials to make this a seamless journey. All of the content our users purchase and the projects they spend hours designing are stored in the cloud. This allows our users to access their designs from their Android, iOS, Mac and PC devices seamlessly. This content can only be accessed through Cricut’s design apps and is optimized to a proprietary Cricut format for a great experience. As of December 31, 2021, 60% of our users created on their connected machines in the last 90 days.

We Build Beautiful, Inspiring and Easy-to-Use Products. Our mission is rooted in our passion for design, and this passion comes to life in the beautiful products we build and experiences we create. We take great pride in marrying design and functionality for each SKU – from our connected machines to design apps to content to accessories and materials. Every touchpoint is an opportunity to engage the customer and exceed expectations. Our goal is to provide users with an experience that is both inspiring and intuitive, and we take great care to make our products easy to use. Our elegant products are backed by deep user experience, software, technology and engineering expertise.
We Designed our Platform to be Able to Constantly Evolve so We Can Find New Ways to Delight Users. We constantly innovate and offer new products and functionality to provide users with new capabilities for their existing connected machines. For example, in 2021, we launched the Cricut Mug Press, which gives users the ability to design and create custom mugs. New products are integrated seamlessly into existing connected machines with updates to our software, infrastructure and content. We also launched our Cricut Maker 3 and Cricut Explore 3, which have more processing power, more memory, and more powerful motors than the previous connected machine models. We aim to give our users the freedom to create without limitations while improving their experience along the way.
We Have a Strong and Loyal Community of Users. Many of our users become deeply engaged in our creative community and loyal to our brand. Each project becomes an opportunity to create a conversation – our users share, inspire and teach each other. Our community of 6.4 million users as of December 31, 2021, creates a reinforcing network effect. As the number of our users grow, so does the number of projects made and shared physically or digitally. This engagement generates even more shared projects and word-of-mouth that in turn helps to grow our community.
We Have a Positive Impact on Our Users, in Good Times and in Bad. When users design with our products, they feel creative and self-accomplished. When they personalize an object or make something for someone as a gift, they feel good about themselves. Our products make people feel accomplished and confident – powerful emotions that help create a relationship and love between our brand and our users. Crafting allows people to save money by creating their own gifts or to earn income selling handmade goods. Given the positive emotions connected with crafting, our users create to celebrate and as a respite during difficult times.
Our Growth Strategy
These are key elements of our growth strategy:
Expand Internationally. We believe there is a significant opportunity for Cricut to grow internationally. We began our international expansion by launching in Australia, Canada, France, Germany and the United Kingdom, and subsequently launched in all Latin America, Western Europe, and most of South East Asia. We have also localized our design apps in several languages such as French, German, Portuguese and Spanish. We offer country-specific content and continue to add local content for markets where we are in various stages of launch. We will continue to pursue disciplined international expansion by targeting countries with large populations of active creatives where we believe the Cricut value proposition will resonate. We expect to leverage a combination of brick-and-mortar and online retail partners to go to market internationally.
Reach More Users. As of December 31, 2021, we had 6.4 million users, representing approximately 5% of the 129 million addressable active creatives in our SAM. We have a significant opportunity to bring more users to our platform by enhancing our brand and product awareness in both the United States and Canada and in the other geographies where we currently sell our products. We intend to pursue this opportunity in part through digital and social media marketing, retail partners and word-of-mouth referrals.
Increase Monetization from Current Users. We keep our users engaged by applying what we learn on our platform to launch new software and products. We believe that by finding new ways to inspire our users with their existing connected machines, we can sell more content and accessories and materials. By enhancing our subscription offerings, we also believe we can grow our subscription base over time.
Continuously Improve Ease of Use and User Experience. We plan to continue to broaden our demographic appeal by making our products even easier to use and educating users on our products and their capabilities. We believe that reducing the barriers to entry for active creatives and potential creatives can help us both further penetrate our SAM and continue to expand and penetrate a portion of our TAM.

Launch New Products in New Categories. New products help us extend our impact with new and existing users. Our deeply engaged base of users gives us unique insights into what new products are going to be most successful. Our strategy for keeping current users engaged is focused on launching new products and services that attach seamlessly to our existing platform, whether accessories and materials or connected machines. We plan on expanding our offerings to serve a larger portion of our SAM, including new connected machine offerings with new uses to capture additional customer segments. Our ability to launch new services and new products will allow us to diversify our channels and bring on new brick-and-mortar and online retail partners.
Technology and Content
Our core technology and content that support our platform are critical competitive advantages and are purpose-built to leverage the tools and capabilities of our connected machines. These solutions utilize a myriad of factors and elements unique to Cricut and are highly differentiated.
•Cutting-Edge Innovation, Beautiful Design and Ease of Use. We invest substantial resources in research and development to enhance our platform, develop new products and features and improve our user experience. Our hardware innovation harnesses the power of technologies typically found only in professional robotics, computer numerical control machinery and other automated commercial devices. One example of our cutting-edge innovation is our Cricut Joy, a connected machine that is both powerful and portable. Our software integrates our connected machines with the rest of our platform and enables a seamless creative experience for our users. Our hardware and software are beautifully designed to be easy-to-use, so that users can be their creative best.
•Proprietary Technology. Our platform benefits from our proprietary intellectual property. Servo motors in our connected machines operate with feedback control to ensure ultra-precise cutting and drawing paths are generated each time a user clicks “Make It.” The uniform heat plate technology in our EasyPress family of products allows our users to more evenly adhere iron-on vinyl and films onto T-shirts, totes or tags. The ability to control the amount of machine pressure used by Cricut Maker was an industry first in such a compact form factor and allows our users to not only cut thicker materials like matboard, leather and basswood but also to deboss heavy chipboard or even engrave metal. While assorted machine tools are required to create these decorative effects, our connected machines also have the capability to automatically detect whether the proper tool is installed in order to safeguard proper operation and help our users achieve their desired effect.
•Cloud-Based Architecture Which Allows for Simplicity, Scalability and Security. Our distributed and scalable technology architecture allows our users to access inspiration and create anytime they want from almost any computing device, maximizing utilization of our platform. Our users can get inspired on the go using Design Space on their phone, continue designing on their tablet, and then finish creating using their desktop; or stay on one device during their all-night crafting session. Design Space maintains an expanding list of materials and a corresponding database. As every creative project is unique, this database aids our users in understanding which materials are compatible with or optimized for their connected machine. Our materials database also houses, maintains and controls the precise pressure, speed and machine tools needed to ensure a unified experience when a connected machine communicates with our cloud-based, highly-scalable, microservice-designed APIs. Our software and apps are built and continually maintained using the industry’s latest technology like Swift for iOS, Kotlin for Android and Electron Framework for Mac and Windows. We benefit from and leverage the AWS security frameworks to provide our users an infrastructure that is consistent with information security best practices so that our users’ information, creative projects and account are safe and secure.
•Cut Smart Technology, Adaptive Tool System and QuickSwap Housings. Years ago we transformed the household electronic cutting machine market with the introduction of our Cut Smart technology on Cricut Explore. This allows our connected machines to cut and draw on materials through machine mat and carriage plot movements, while our servo motors apply a precise amount of cut force tailored to each material so there is no need for users to manually adjust blade depth, cut force or speed. Later on, with the release of Cricut Maker, we further innovated by introducing our Adaptive Tool System, which deepens and enhances our connected machine movements by adding additional control from the drive housing itself. Through the interlocking of gears with the machine carriage, our Adaptive Tool System (currently available only on Cricut Maker) can additionally lift and turn the blade during operation. This third juncture point allows Cricut Maker to intelligently control the direction of the blade and cut pressure to match the material, enabling experiences like machine cutting fabric with a rotary blade or using our knife blade to machine cut thicker materials like matboard and basswood. In addition to this multi-dimensional movement, our Adaptive Tool System also allows our users to install one machine tool housing that can be easily changed to have varying tips, something we aptly call QuickSwap. While Cricut Maker was released with only four tools initially, together with our Adaptive Tool System and QuickSwap housings, we have since empowered Cricut Maker users with the use of over 10 tools. Our connected machines are durable, built to last and designed with this level of extensibility to quickly enable new uses as they are designed and brought to market.
•Optimized Accessories and Materials. While our connected machines work with a wide variety of accessories and materials regardless of brand, using Cricut-branded products brings added benefits. For example, with the introduction of our Smart Materials line (including Smart Vinyl, Smart Iron-On and Smart Label), our users can load these materials into their connected machines without the need for a separate cutting mat. Our sourcing, quality assurance and materials teams go to great lengths to ensure all Cricut-branded accessories and materials (including Smart Materials, as well as cardstock, vinyl, transfer tape, leather, hand tools and others) are calibrated and purpose-built to work hand-in-hand with Cricut connected machines, as well as interplay well with other Cricut products. Our materials database works best with these Cricut-branded accessories and materials, thereby allowing our users to create quicker with more predictable results.
•Content Development and Production. The breadth and depth of our growing content library comes as a direct result of the data-driven approach we use to gain insights into our users’ preferences and behavior. Using real-time data points, we observe the use patterns and other aggregated data to predict future trends or gaps in our content offering. Using these key learnings, we select ideas, themes and content categories that ultimately inform and shape our product development cycle. By partnering with professional illustrators, project designers and subject matter experts, both internally and externally, we create tailor-made content offerings that beautifully complement our platform. Whether through the creation, acquisition or licensing of varied creative assets, our content teams then use a proprietary process to convert these images and projects into content specifically optimized to integrate with our connected machines and Cricut-branded accessories and materials seamlessly. The output of this content lifecycle results in authentic, on-trend and high-quality images and projects we offer our users for à la carte purchase or as a part of our Cricut Access and Cricut Access Premium subscriptions. As we diversify our content categories and further expand internationally, we will continue to develop localized and meaningful content shaped to meet the language, needs and preferences of our growing global user base. As our user base expands, demand for content is higher than ever. To scale our Design Space library and better support Cricut Access, we recently launched our Contributing Artist Program (CAP), which gives artists the opportunity to upload their artwork, and once approved by Cricut, it is ready to use in Design Space. Artists get compensated when members use their artwork.
•Unified Integration Between Hardware, Software and Content. Our design, engineering, product and content teams work hand-in-hand to bring our products to life, from conception and validation to implementation. We work hard to build strong synergies across teams in order to successfully launch products that address new creative categories. One such example was evident in the successful launch of Cricut Joy together with its companion Cricut Joy Insert Cards. Collaborating with our hardware engineering and machine teams, our materials team launched a colorful array of newly designed pre-scored and pre-cut cardstock greeting cards, complete with decorative inserts and envelopes. Utilizing a patent-pending card mat to hold these cards in place during operation, Cricut Joy can cut and draw professional-looking handmade cards for any occasion while easily pulling from hundreds of ready-to-make greeting card projects in Design Space. This type of unified integration by and between our hardware, software, content and accessories and materials provides an outcome to our users with a value much greater than the sum of its individual parts.

Human Capital
Our Culture. Our mission is to help people lead creative lives. Our employees strive to support this mission by providing an innovative creativity platform that includes software, machines, materials, and tools to our users. Much of our team are makers and crafters and are engaged with our end-users. We celebrate seeing the creativity and kindness that our end users create with the tools we provide. Behind the products, is a team that subscribes to an articulated culture of values and mantras. We start with a foundation of trust and encourage constructive conflict. The team lives by mantras such as “spend every dollar like it’s your own”, “no brilliant jerks”, “put the stinky fish on the table”, and “don’t assume the happy path”, among several others. We have built a team of talented professionals who are anxious to work in an environment where how we work matters as much as the work itself.
Our Employees. Our culture is important to us and is what we strive to maintain as we have navigated the COVID-19 pandemic while doubling in size and expanding our employee footprint. As of December 31, 2021, we had over 830 employees of which 151 lived outside of the United States. Before the pandemic, we had employees in 11 states and six countries. As of December 31, 2021, we had employees in 33 states and 22 countries. We believe the diversity of background and thought that this growth has infused into our company is a great strength and will continue to be as we continue to grow and expand around the world. We consider our relations with employees to be good. None are covered by collective bargaining agreements or are represented by a labor union.
Employee Well-Being. Employee incentives and benefits include medical, life, disability, vision and dental insurance coverage, 401(k) retirement plans with company matching contributions, and paid time off. We emphasize “acting like an owner” and in support of the mantra have awarded equity to much of the team. Furthermore, our employee assistance program offers confidential guidance and resources to employees and their household family members, including unlimited counseling sessions, access for financial and legal advice, and services to assist with childcare, elder care, pet care, and vacation planning. Additionally, Cricut provides opportunities for employees to privately support it’s members and select community organizations that are aligned to our mission to help people lead creative lives. While support is primarily provided in the form of product donations, it also includes employees’ time in providing crafted projects.
Employee Safety. We prioritize the health and wellness of our employees and our members. During the pandemic, we have taken caution by moving our primarily in-office workforce to work from home and abide by local safety guidelines. We created policies and practices to ensure the safety of employees within the office, including increasing cleaning procedures, implementing mask mandates, social distancing, and additional safety measures as appropriate.
Competition
We compete in a number of market segments with our business, separately and together.
We experience competition in connected machines; for example, Brother, Graphtec and Silhouette America sell cutting machines. We expect significant competition to continue, both from current competitors as well as new entrants into the market, some of which may become significant competitors in the future.
The accessories and materials DIY market is highly competitive with few barriers to entry. We face heightened competition in providing accessories and materials that we sell for use with our connected machines. We compete against well-established, well-known companies, many of which are also our retail partners, including Hobby Lobby, HSN, Jo-Ann, Michaels, Amazon and Walmart. Many of these companies have substantial market share, diversified product lines, well-established supply and distribution systems, strong brand recognition and significant financial, marketing, research and development and other resources. These brick-and-mortar and online retail partners often have their own brands of products that we compete against, particularly in accessories and materials. We also compete with well-established content providers, from free resources that enable users to access content that is compatible with our platform, to more specific content marketplaces, where customers can purchase digital files to upload to our platform. We believe that our brand, technology, software, and content set us apart. We provide a superior value proposition and benefit from our deeply engaged community of users.
The areas in which we compete include:
•Product Offering. We compete with producers of DIY design and crafting tools, materials and accessories and work to ensure that our connected machines maintain the most innovative technology and user-friendly features. Our products, materials and accessories allow our users to produce professional-looking projects.

•Engagement. We compete for consumers to purchase our products, and we seek to retain them through our connected machines, subscriptions and accessories and materials, as well as our engaged community.
•Talent. We compete for talent in every vertical across our company including technology, design, marketing, finance, legal and retail. As our platform is highly dependent on technology and software, we require a significant base of engineers to continue innovating.
The principal competitive factors that companies in our industry need to consider include but are not limited to total cost of product, manufacturing efficiency and supply chain management, product vision, product innovation, digital content (original and licensed), product quality and safety, pricing, user engagement, strength of sales and marketing efforts, technological advances and brand awareness and reputation. We believe we compete favorably across these factors and we have developed a business model that is difficult to replicate.
For additional information, see the section titled “Risk Factors—Risks Related to Our Industry and Business—We operate in a highly competitive market and we may be unable to compete successfully against existing and future competitors.”
Intellectual Property
We believe that our intellectual property rights are valuable and important to our business. Our practice is to seek protection for our intellectual property as appropriate, and we rely on a combination of patents, trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements, as well as other legal and contractual rights, to establish and protect our proprietary rights. Although we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our platform are larger contributors to our success in the market.
As of December 31, 2021, we had 43 issued patents in the United States, which expire at various times between March 11, 2022 and July 20, 2036, as well as 65 issued patents in non-U.S. jurisdictions, which expire at various times between July 14, 2026 and August 1, 2043. As of December 31, 2021, we also hold 42 pending patents in the United States and 59 pending patents in non-U.S. jurisdictions. These patents are intended to protect our proprietary inventions that are relevant to our business. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines and logos in the United States and other jurisdictions to the extent we determine appropriate and cost-effective. We also have common law rights in some unregistered trademarks that were established over years of use. As of December 31, 2021, we have a total of 16 registered trademarks in the United States and 65 registered trademarks in non-U.S. jurisdictions. We also have registered domain names for websites that we use in our business, such as cricut.com and other variations.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented or challenged. In addition, as we continue to expand internationally, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as laws in the United States. We expect that infringement of our intellectual property may increase as the number of products and competitors in our market increases, and effective protection of intellectual property rights is expensive and difficult. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims from third parties. Any third-party intellectual property claims against us could significantly increase our expenses and could have a significant and negative impact on our business, results of operations and financial condition. For additional information, see the section titled “Risk factors—Risks Related to our Intellectual Property.”
Manufacturing, Supply Chain and Fulfillment
We currently outsource the manufacturing of our products to third-party contract manufacturers located primarily in Malaysia and China. We believe outsourcing our manufacturing function promotes more flexibility and scalability in our operations.

We primarily use one contract manufacturer, Xiamen Intretech, Inc., or Intretech, with operations in Malaysia and China, to produce our connected machines, which are built based on our quality and performance standards and specifications. Our agreement with Intretech is on a purchase order basis, and Intretech is not otherwise obligated to supply our connected machines in any specific quantity or at any specific price. The Intretech agreement has an initial five-year term beginning August 2018 and thereafter automatically renews for one additional year unless earlier terminated by the parties for breach or upon 60 days’ prior written notice.
Our contract manufacturers procure from approved third-party suppliers a majority of the components (measured by spend) that are used in the production of our products. We also secure long-lead-time component supply directly from suppliers on a purchase order basis. Our contract manufacturers then procure these components from our suppliers within the lead times provided by our finished goods purchase orders based on component allocations that we control. We also hold long lead-time electronic component inventories in contracted warehouses in Asia as a mitigation measure against shortages. We generally do not have long-term contractual agreements with these component suppliers. Certain highly specialized components and raw materials, such as electronic components, microchips and certain alloys that are critical to the performance of our connected machines, are sourced from very limited component suppliers. These components have unique performance profiles, and, as a result, it is not commercially practical to support multiple sources for these components for our products.
To streamline e-commerce logistics, inventory management, warehousing and fulfillment, we engage a small number of third-party logistics partners, including last mile warehousing and delivery partners, located in the United States, China and Europe to receive and distribute our products. Our third-party logistics partners complete a substantial percentage of our deliveries to brick-and-mortar and online retail partners, distributors and online sales channels. Our products generally arrive at our third-party logistics partner facilities via ocean shipping services from our contract manufacturers. Direct shipments to users are then typically ground shipped for U.S. users and air- or ocean-freighted for our international users. Most brick-and-mortar and online retail partners and distributors generally use their own freight carriers for shipments from our third-party logistics partner facilities.
As we grow and scale, we continue to evaluate and assess the need for existing and new manufacturers, suppliers and partners. To mitigate the risks of having a limited number of suppliers, we have in place currently-qualified alternative contract manufacturers for certain products; however, we do not currently have alternative suppliers for certain key components. As a result of the COVID-19 pandemic, we continue to experience certain delays in component and raw material sourcing and procurement, manufacturing and shipping. For additional information, see the section titled “Risk Factors—Risks Related to Manufacturing, Supply Chain and Fulfillment.”
Sales and Marketing
Sales Channels
We sell our products primarily through our third-party brick-and-mortar and online retail partners, as well as through our website at cricut.com. We also sell to a network of distributors in over 45 countries who resell our products primarily to international brick-and-mortar and online retail partners and on a limited basis to U.S. brick-and-mortar and online retail partners. In both 2019 and 2020, 48%, and in 2021, 50% of our revenue was generated through online channels, respectively. Our sales and channels team located in the United States support both the onboarding of new brick-and-mortar and online retail partners as well as account management of existing brick-and-mortar and online retail partners. We also have an international sales and marketing force in the United Kingdom, Australia, across Western Europe, South Africa, Singapore, Mexico and Brazil, to drive sales and whose reach spans into many jurisdictions across the globe.
Many of our products are sold through traditional brick-and-mortar retail partners, varying in size, including on their websites, as follows:
•Specialized Craft Retailers. We sell to specialized arts and crafts supply retailers with large regional or national presence, such as Hobby Lobby, HSN, Jo-Ann and Michaels.
•National Retailers. We sell to large, mass merchant retailers with national and international presence, such as Amazon, Target and Walmart.
•Independent Retailers. We sell to a network of smaller, independent retailers in targeted locations or in specialty markets.

Each of Amazon, Jo-Ann and Michaels represented 10% or more of our consolidated revenue in the year ended December 31, 2019. Each of Jo-Ann, Michaels, and Walmart represented 10% or more of our consolidated revenue in the year ended December 31, 2020, and Amazon, Michaels, and Walmart represented 10% or more of our consolidated revenue in the year ended December 31, 2021. We also currently offer our products through our website at cricut.com, which can be purchased directly by users in the United States and Canada. Users can also purchase subscriptions to Cricut Access and Cricut Access Premium through our website or through Cricut’s design apps on Android and iOS devices. Additionally, users can make in-app purchases of images, fonts and projects à la carte on our platform and through our design apps. We drive consumers to our website and platform primarily through word-of-mouth marketing channels and the use of low-cost marketing channels like social media.
We believe our omni-channel strategy enables us to target a diverse consumer base.
Marketing
We focus our marketing efforts on building brand and product awareness and community engagement to attract new users and retain existing users. We believe our platform and loyal community of millions of users are our best and most effective marketing tools, helping to generate robust word-of-mouth referrals, which have been significant drivers of our growth. With 86% of our users, as of December 2021, creating products for their friends and family, word-of-mouth marketing continues to be paramount to our operational success. Crafting inspires feelings of accomplishment in our users, which promotes repeat use of our products and reengagement in our platform and community.
Users in our community are deeply engaged and are passionate about sharing inspiration, Cricut tips, tricks and personal stories online on social media, which promotes discovery and adoption. Users across the globe often also connect offline, self-organizing and hosting in-person meet-up events to create together, which reinforces the community network effect. As the number of users grow, the number of projects and content created and shared physically and digitally multiply.
Additionally, our users’ ongoing engagement on our data-driven platform enables us to learn more about their preferences and behaviors, which we harness to continually improve our platform and to predict what new products will be successful, driving a cycle of further community engagement.
We intend to continue to invest significant resources to build our brand and community engagement, including from time to time employing traditional online advertising as well as third-party social media. We also spend significant time and resources training our Cricut Member Care team to resolve any technical and operational issues relating to our products and services so that our users’ experience with our platform is not negatively impacted.
Research and Development
Our research and development efforts focus on enabling our users to express their creativity. Technical direction is derived from our data science capabilities and feedback from our deeply engaged user community. This focus enables the development of a robust platform architected to ensure a simple and intuitive user experience, centered around our connected machines, subscriptions and accessories and materials. Our design, product, engineering and customer support teams collaborate extensively with our user community. Our platform is primarily built and maintained in-house by a team of professionals across design, product management and engineering disciplines.
As of December 31, 2021, we had over 285 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to further improve our software, and the ease of use and functionality of our connected machines and platform and to expand our accessories and materials offerings.

Government Regulation
We are subject to a variety of U.S. federal and state laws and foreign laws and regulations that involve matters central to our business, many of which are still evolving and could be interpreted in ways that could harm our business. These laws and regulations include laws governing, among other areas, privacy, data protection, information security, content regulation, intellectual property, competition, consumer protection, e-commerce, product liability, marketing, advertising, trade (e.g., sanctions, export controls and tariffs) and taxation. These laws and regulations are often complex, sometimes contradict other laws, and are frequently still evolving. Laws and regulations may be interpreted, applied, created, amended and enforced in different ways in various locations around the world, posing a significant challenge to our increasingly global business.
As we grow and expand our geographical reach and our offerings, we may become subject to additional regulations, in the United States and internationally.
In the European Union, or EU, the General Data Protection Regulation (EU) 2016/679, or GDPR, became effective on May 25, 2018. The GDPR is intended to create a single legal framework that applies across all EU member states. However, there are certain areas where EU member states can deviate from the requirements in their own legislation. It is therefore likely that we will need to comply with these local regulations in addition to the GDPR. Local supervisory authorities are able to impose fines for non-compliance and have the power to carry out audits, require companies to cease or change processing, request information and obtain access to premises. The GDPR created more stringent operational requirements for processors and controllers of personal data, including, for example, requiring enhanced disclosures to data subjects about how personal data is processed (including information about the profiling of individuals and automated individual decision-making), limiting retention periods of personal data, requiring mandatory data breach notification and requiring additional policies and procedures to comply with the accountability principle under the GDPR. In addition, data subjects have more robust rights with regard to their personal data. Similarly, other jurisdictions are instituting privacy and data protection and information security laws, rules and regulations, which could increase our risk and compliance costs.
The California Consumer Privacy Act of 2018, or CCPA, also affords consumers expanded privacy protections. Additionally, the California Attorney General issued CCPA regulations that may add additional requirements on businesses. The potential effects of this legislation and the related CCPA regulations are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents (including employees, though only in limited circumstances until January 1, 2023) expanded rights to transparency access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is collected and used. The CCPA also provides for civil penalties for violations, as well as a private right of action for certain data breaches that may increase data breach litigation. Additionally, in November 2020, California passed the California Privacy Rights Act, or CPRA, which amends and significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in efforts to comply. Similar legislative developments in other states and at the federal level in the United States have been enacted or proposed, which could create the potential for a patchwork of overlapping but different laws.
Further, some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business.
Additionally, we are subject to laws, rules and regulations regarding cross-border transfers of personal data, including laws relating to the transfer of personal data outside the European Economic Area, or EEA, and the United Kingdom (after Brexit). We rely on transfer mechanisms permitted under these laws, including the standard contract clauses, which have been subject to regulatory and judicial scrutiny. If these existing mechanisms for transferring personal data from the EEA, the United Kingdom or other jurisdictions are unavailable, we may be unable to transfer personal data of employees or users in those regions to the United States.
See the section titled “Risk Factors” for additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes and all of the other information in this Annual Report on Form 10-K, before making a decision to invest in our Class A common stock. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
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
Since launching our first connected machine, we have built a loyal and growing community of users that has reached substantial scale. Our business and rate of growth is dependent upon our ability to attract and engage with our users. We cannot ensure that our efforts to attract and engage with users will be successful or that we will be able to maintain sales to our users. There are a number of factors that could impact our number of users and our ability to increase sales to users, including:
•a decline in the public’s interest in or discretionary time available for do-it-yourself, or DIY, crafting activities;
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
We have experienced rapid revenue growth in recent periods, with revenue of $486.6 million, $959.0 million and $1,306.2 million for the years ended December 31, 2019, 2020 and 2021, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior years due to a number of reasons, including more challenging comparisons to prior periods as our revenue grows, slowing demand for our products and subscriptions, increasing competition, a decrease in the growth of our overall market and our failure to capitalize on growth opportunities. For example, we saw significant growth in sales online through the online channels of our brick-and-mortar or online retail partners as well as through our website during the COVID-19 pandemic in 2020 and 2021, but there can be no assurance that online sales will remain at these levels in the future or that we will be able to continue to significantly grow our online channels, particularly once the rollout of COVID-19 vaccines reaches critical mass, restrictions on movement are lifted and full-time return to work trends normalize.
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
Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products, changes in demand for the products of our competitors, unanticipated changes in general market or economic conditions or changes in consumer confidence in future economic conditions. This risk may be exacerbated by the fact that we do not have the manufacturing capacity or supply-chain flexibility to satisfy short-term demand increases. For example, during the COVID-19 pandemic and stay-at-home orders, we saw significant growth in sales in 2020, which strained our inventory levels and caused shortages that likely resulted in lost sales. Although our in-channel and on-hand inventory as of year-end 2021 were strong, if we fail to accurately forecast consumer demand, we may experience insufficient or excess inventory levels or a shortage or surplus of products available for sale. If we underestimate demand or are otherwise unable to meet consumer demand, we could experience loss of revenue, reputational harm and damaged relationships, including through social media or other communications from our community, and adversely affect our business, financial condition and results of operations. If we forecast inventory levels in excess of consumer demand, this may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and premium nature of our brand image. We currently intend to carry higher component and product inventory levels into the future until we are comfortable current supply chain risks have improved. These dynamics, along with an increased level of promotions in the fourth quarter of 2021, decreased our margins in the fourth quarter of 2021. We expect these inventory and supply chain dynamics to continue to put some pressure on margins in 2022.

We depend on sales to brick-and-mortar and online retail partners, including a limited number of sophisticated key brick-and-mortar and online retail partners. The loss or substantial decline in volume of sales to any of our key brick-and-mortar and online retail partners could adversely affect our financial performance.
Our financial performance has been and will continue to be significantly determined by our success in attracting and retaining brick-and-mortar and online retail partners. For the year ended December 31, 2021, our top seven brick-and-mortar and online retail partners accounted for 52% of product revenue. We anticipate that a similar concentration will continue for the foreseeable future.
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
Our ability to continue our revenue growth and increase our profitability depends in part upon our ability to successfully implement certain strategic go-to-market initiatives, including expanding our online sales presence while continuing to work with key brick-and-mortar and online retail partners. Our online sales include online sales through the websites of our brick-and-mortar and online retail partners as well as through our own website cricut.com. In each of the years ended December 31, 2019 and 2020, 48% of our revenue was generated from these online channels. In the year ended December 31, 2021, 50% of our revenue was generated from these online channels. There can be no assurance that online sales will remain at these levels in the future or that we will be able to continue to significantly grow our online channels.

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
As of December 31, 2021, approximately 32% of our users were Paid Subscribers. If we are unable to maintain or increase subscriptions, which have higher margins than our other products, our future revenue and results of operations could be harmed. Our Paid Subscribers have no contractual obligation to renew their subscriptions to Cricut Access or Cricut Access Premium after the expiration of their initial subscription term, and our subscriptions may be offered on a monthly and annual basis. The images and designs on our platform are available for purchase à la carte, which may limit the incentive for users to purchase subscriptions. Our ability to increase new subscriptions may decline or fluctuate as a result of a number of factors, including seasonality, the quality of images and projects we offer, the number of new features and capabilities only offered through our subscriptions, the prices of products offered by our competitors and the budgets and consumer spending habits of our users. If our users do not renew their subscriptions or if additional users do not purchase subscriptions, our future revenue and results of operations could be harmed. To the extent that users of our free design apps do not purchase images, projects or products à la carte or convert to a subscription, our future revenue and results of operations could be harmed. Our efforts to increase our subscriptions may not have the desired effect. For example, in 2021, we proposed changes to our free Design Space app that would have limited the number of personal images or patterns a user could upload and save each month to our cloud without a subscription; however, because of user reaction, we determined not to proceed with the proposed changes. Instead of increasing subscriptions, other attempts to increase subscriptions could cause our users to limit their use of our connected machines, cause reputational harm and damaged relationships, and result in reduced sales of connected machines and accessories and materials, any of which could negatively affect our future revenue and results of operations. Finally, any future changes to our subscription model could make our subscriptions less attractive to users or reduce our margins on subscriptions, which could negatively affect our future revenue and results of operations.
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

We also experience competition in connected machines from sellers of both connected and manual cutting and other machines. For example, Brother, Graphtec and Silhouette America sell cutting machines, and a number of companies sell heat press machines. Our Subscriptions business, which provides users with fonts and images for making designs, competes with well-established content providers, from free resources that enable users to access content that is compatible with our platform, to more specific content marketplaces, where customers can purchase digital files to upload to our platform.
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
If we are unable to sustain pricing levels for our products and subscriptions, whether due to competitive pressure or otherwise, our gross margins could be significantly reduced. As of December 31, 2021, our portfolio of connected machines range from $179.99 to $399.99 MSRP, and subscription offerings range from $9.99 per month to $95.88 per year for Cricut Access or $119.88 per year for Cricut Access Premium, which includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping. Within our accessories and materials, our SKUs range in price from $0.99 to $239.99.
Demand for our products can be sensitive to price, especially in times of slow or uncertain economic growth and consumer economic conservatism. To the degree we implement price increases, we could see further impact on consumer behavior and demand. Many factors can significantly impact our pricing strategies, including production and personnel costs, as well as other factors outside of our control, such as consumer sentiment, increases in the price of raw materials, and our competitors’ pricing and marketing strategies. Changes in our pricing strategies have had, and may continue to have, a significant impact on our revenue and net income. From time to time, we have made changes to our pricing structure to remain competitive, because if we fail to meet our brick-and-mortar and online retail partners’ and users’ price expectations, we could lose sales. Furthermore, brick-and-mortar and online retail partners may choose to offer promotions or sales on our products, including our connected machines, and we may have to match those prices on our own website to continue to attract users to our website to make purchases, which could affect our business and results of operations.
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
We have grown rapidly in recent years and have limited operating experience at our current size. For example, our revenue has grown from $486.6 million to $959.0 million and $1,306.2 million for the years ended December 31, 2019, 2020 and 2021, respectively. In addition, between January 1, 2019 and December 31, 2020, our employee headcount increased from over 350 to over 640, and we expect headcount growth to continue for the foreseeable future. Employee headcount as of December 31, 2021 was over 830. Further, as we grow, our business becomes increasingly complex, particularly for a company of our relative size. To effectively manage and capitalize on our growth, we must continue to forecast demand and manage our supply chain, expand our sales and marketing, focus on innovative product development, upgrade and secure our management information systems and other processes and obtain more space for our expanding staff. Our continued growth and complexity could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training and managing a diffuse and growing employee base. Failure to scale with growth could harm our future success, including our ability to effectively focus on and pursue our corporate objectives. Moreover, the complicated nature of our business, in which we design our own products, develop our own design apps, rely on third-party manufacturers and sell our products through brick-and-mortar and online retail partners, as well as through our website, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. If we do not adapt to meet these evolving challenges, including hiring and maintaining the right number of employees for each aspect of our business, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products may suffer and our company culture may be harmed.
Our growth strategy contemplates an increase in our advertising and other sales and marketing spending, which represented 8% and 7% of revenue in 2019 and 2020, respectively, and 10% for the twelve months ended December 31, 2021. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated, and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.
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
Our business has historically been influenced by seasonal trends. We generate a disproportionate amount of sales activity related to our products during the fourth quarter, due in large part to seasonal holiday demand. For example, in 2019 and 2020 our fourth quarter represented 36% and 39% of total revenue for the year, respectively, and 30% of total revenue for the twelve months ended December 31, 2021. Our promotional discounting activity is also higher in the fourth quarter, which negatively impacts gross margin during this period. Accordingly, adverse events that occur during these months could have a disproportionate effect on our results of operations for the entire fiscal year. In contrast, sales of accessories and materials typically slow in the second quarter of the year in connection with school summer holidays. Seasonality in our business can also be affected by introductions of new or enhanced products, including the costs associated with such introductions. Furthermore, our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. For example, we experienced unusually high demand in the first and second quarters of 2021, which is inconsistent with normal seasonality patterns. Accordingly, yearly or quarterly comparisons of our results of operations may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Moreover, we have experienced a significant increase in sales since the outbreak of the COVID-19 pandemic, and the rollout of COVID-19 vaccines, lifting of restrictions on movement and/or normalized full-time return to work trends may negatively impact demand for our products and subscriptions, and our sales activity may diminish as a result.

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
•changes in our effective tax rate;
•changes in accounting standards, policies, guidance, interpretations or principles; and
•changes in business or macroeconomic conditions, including the impact of the COVID-19 pandemic, lower consumer confidence, recessionary conditions, inflationary pressures, increased unemployment rates or stagnant or declining wages.
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
We believe that our growth depends on our ability to reach our market opportunity in terms of our SAM, which includes active creatives who we address with our current products and price points, and our TAM, which includes potential creatives who we believe we can reach over the long term as we make products for new uses and products that are more accessible, even easier to use and available at a broad set of price points. See the section titled “Business - Our Opportunity.” We assess our SAM and TAM in the United States and Canada, as well as internationally. We believe that in order to further penetrate our SAM and TAM, we must continually improve ease of use and user experience, launch new products in new categories and expand internationally. For example, some users find our connected machines to be challenging to use or may require user education in order to operate them efficiently or have the best user experience. If we are not able to make our connected machines easier to use or improve user education and experience, we may not be able to expand our SAM and TAM. Our SAM and TAM are representative of a broad demographic. However, historically we have served a largely female demographic representing 94% of our users as of December 31, 2021. We continue to explore additional offerings that address new categories that will appeal to a wider demographic. Any new offerings may not appeal to current consumer preferences and may not be accepted by our user community or potential new users. While we believe our growth depends on our ability to expand our sales into our SAM and our TAM, we cannot be certain that we will be successful in doing so.
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
Our top seven brick-and-mortar and online retail partners, measured by the product revenue we derive from them, accounted for 52% of product revenue for the year ended December 31, 2021. Gross margins from sales to retailers may decline as a result of a number of factors outside our control, including tariffs as a result of trade wars and our reliance on a primary contract manufacturer which holds influence over the supply chain. This may magnify the impact of variations in revenue and operating costs on our results of operations, which in turn could adversely affect our overall margins and profitability. We had in 2019, 2020 and 2021, and may continue to have in the future, low gross margins in the early stages of our relationships with certain brick-and-mortar and online retail partners, particularly international brick-and-mortar and online retail partners that often require significant ramp-up periods, which has and may in the future adversely affect our total revenue. To compete effectively, we have been, and may in the future decide to offer significant discounts to large brick-and-mortar and online retail partners at lower margins or reduce or withdraw from existing relationships with smaller brick-and-mortar and online retail partners, which could negatively impact our revenue and could adversely affect our gross margins and overall profitability.
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
Additionally, the loss of any key personnel could make it more difficult to manage our operations and research and development activities, reduce our employee retention and revenue and impair our ability to compete. For example, on January 3, 2022, Martin Petersen, Cricut’s Chief Financial Officer, informed Cricut of his intention to step down from his position as Chief Financial Officer, effective March 31, 2022, and to retire from Cricut effective September 30, 2022, serving as Executive Vice President and Senior Advisor from April 1, 2022 until his retirement. In connection with our initial public offering, we entered into employment letters with our key personnel. These letters have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees.
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
We believe that our brand is important to our large and loyal community of users, many of whom become deeply engaged with our brand. Maintaining, protecting and enhancing our brand depends largely on the success of our marketing efforts, our ability to provide consistent, high-quality products, services, features, content and support and our ability to successfully secure, maintain and defend our rights to use the Cricut, Cricut Access, Cricut EasyPress, Cricut Explore, Cricut Maker and Design Space marks and other trademarks important to our brand or that we develop in the future. Our brand value also depends on our ability to maintain a positive user perception of our corporate integrity and culture. We believe that the importance of our brand will increase as competition further intensifies and brand promotion activities may require substantial expenditures. Our brand could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity, including through social media or other communications from our community. Unfavorable publicity about us, including our products, technology, Cricut Member Care, content, and personnel could diminish confidence in, and the use of, our products. In addition, negative publicity about our suppliers, including as a result of actual or perceived unfair labor practices, labor disputes or violations of laws or other obligations or issues unknown to us, could also have a negative impact on our reputation. Such negative publicity also could adversely affect the size, engagement and loyalty of our user base or the effectiveness of word-of-mouth marketing, and result in decreased revenue, or require us to expend additional funds for marketing efforts, which could adversely affect our business, financial condition and results of operations.

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
Once users purchase our products, they depend on Cricut Member Care to resolve technical and operational issues relating to our products. Our ability to provide effective customer support is largely dependent on our ability to attract, train and retain qualified personnel with experience in supporting customers using complex products and software such as ours. We spend significant time and resources in training our Cricut Member Care team to effectively use our software and to resolve any issues that may arise with Design Space, Cricut Access and Cricut Access Premium. A variety of factors including an increase in sales or fluctuation in demand for support due to seasonality or other factors, have and will continue to put additional pressure on our customer support team. In particular, the COVID-19 pandemic-related closure of our offices has largely forced our Cricut Member Care staff to work from home, which has and may continue to result in work-productivity issues or a decrease in efficiencies, particularly during times of high call volume as we have seen when delivery lead times get longer. We may be unable to respond quickly enough to accommodate short-term increases in demand for technical support. In addition, as we continue to grow our operations and expand internationally, our Cricut Member Care team will face additional challenges, including those associated with delivering support, training and documentation in languages other than English and across various time zones globally. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed, and we may need to hire additional support personnel, which could negatively impact our results of operations, particularly if it is not accompanied by a corresponding increase in revenue. We also rely on third-party business process outsourcing providers to provide international local language support as well as incremental temporary staffing. If our third-party business process outsourcing partners do not perform their obligations or meet our expectations, our business could be negatively impacted. In addition, we provide self-service support resources to our users, some of which rely on engagement and collaboration by and with other users. If we are unable to continue to develop self-service support resources that are easy to use and allow our users to resolve their technical issues, or if our users choose not to collaborate or engage with other users on technical support issues, our self-service support resources may not be effective, and our users’ experience with our platform may be negatively impacted. Any failure to, or market perception that we do not, maintain high-quality support, including through social media or other communications from our community, could harm our reputation, our ability to attract new users, the engagement of our existing users with our platform and our business, results of operations and financial condition.

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
We regularly review metrics, including the number of our users, whether a user created on their connected machines in the last 90 days, the number of Paid Subscribers and other measures to evaluate engagement and growth trends, to measure our performance and to make strategic decisions. These metrics are calculated using internal company data, and in some cases third-party data, and have not been validated by an independent third party. While these numbers are based on what we currently believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring how our products are used across our user population. In addition, we have no control over the third-party data we rely upon to calculate certain metrics, and the third-party may change the data, the way they calculate the data or the way they report the data, which could create inaccuracies or challenges in the reporting of our metrics. If we fail to maintain effective analytics capabilities, our metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies.

An economic downturn or economic uncertainty may adversely affect consumer discretionary spending and demand for our products.
Our products and subscriptions may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, inflationary pressures, consumers’ individual savings-to-spend ratio, levels of unemployment, discretionary time available, tax rates and political factors, including war or other armed conflicts, including the current conflict between Russia and Ukraine. While we have seen an increase in demand for our products and subscriptions during the COVID-19 pandemic, there is no guarantee that such trends will continue at the same rate in the future or at all, particularly once the rollout of COVID-19 vaccines reaches critical mass, restrictions on movement are lifted and full-time return to work trends normalize. To date, our business has operated almost exclusively in a relatively strong economic environment and, therefore, we cannot be sure the extent to which we may be affected by recessionary conditions. Unfavorable economic conditions or other related factors may lead consumers to delay or reduce purchases of our products and subscriptions, and consumer demand for our products and subscriptions may not grow as we expect. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and subscriptions could adversely affect our business, financial condition and results of operations.
Covenants in the Credit Agreement governing our secured revolving credit facility may restrict our ability to grow our business, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely affected.
In September 2020, we entered into a credit agreement, or the Credit Agreement, with JPMorgan Chase Bank, N.A., Citibank, N.A. and Origin Bank, providing for a three-year secured revolving credit facility with aggregate lender commitments of $150 million. We have the option to increase the lender commitments by up to $200 million (for maximum aggregate lender commitments of up to $350 million), subject to the satisfaction of certain conditions under the Credit Agreement, including obtaining the consent of the administrative agent and each lender being added or increasing its commitment. The credit facility is a standard asset-based lending facility, meaning that notwithstanding the aggregate lender commitments, we can only borrow up to an amount equal to our borrowing base at any given time. As of December 31, 2021, we were able to borrow up to $150.0 million. Our borrowing base is determined according to certain percentages of eligible accounts receivable and eligible inventory (which may be valued at average cost, market value or net orderly liquidation value), subject to reserves determined by the administrative agent. At any time that our borrowing base is less than the aggregate lender commitments, we can only borrow revolving loans up to the amount of our borrowing base and not in the full amount of the aggregate lender commitments.
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
We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. However, we intend to continue to make investments to support our business growth and may require additional capital to fund our business and to respond to competitive challenges, including the need to promote our products, develop new products, enhance our existing products and operating infrastructure and potentially to acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that such additional funding will be available on terms attractive to us, or at all. Our inability to obtain additional funding when needed could adversely affect our business, financial condition and results of operations. If additional funds are raised through the issuance of equity or convertible debt securities, holders of our Class A common stock could suffer significant dilution, and any new shares we issue could have rights, preferences and privileges superior to those of our Class A common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
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
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Specifically, Ashish Arora, our Chief Executive Officer, has not previously been the chief executive officer of a publicly traded company, and Kimball Shill, our next chief financial officer, will be serving in that role for the first time. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.
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
We continue to analyze our exposure for taxes and related liabilities and have accrued $4.0 million and $3.3 million as of December 31, 2019 and 2020, respectively, and $2.5 million as of December 31, 2021 for uncertain tax positions.
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
We depend on third-party contract manufacturers to produce all of our products, and primarily rely upon one contract manufacturer, Intretech, to build most of our connected machines in Malaysia and China. The agreements with our top vendors in 2019, 2020 and 2021, including Intretech, each have an initial term of five years from 2018 and automatically renew for subsequent periods of one year unless either party provides notice of non-renewal at least 60 days prior to the expiration of the initial term. Such agreements may be terminated by the vendors only for cause, such as (i) a breach of our payment obligation for accepted products that is not cured within ten days after notice from the vendor or (ii) certain events relating to our insolvency or filing a petition for bankruptcy. Such agreements may be terminated by us for cause, such as (i) failure to deliver products pursuant to the terms of the agreement, (ii) breaches of product warranty, indemnity or insurance; intellectual property; property and representations and covenants contained in the agreements; (iii) breaches of any other representations and warranties that are not cured within five days after notice or (iv) certain events relating to our top vendors’ insolvency or their filing a petition for bankruptcy. We may also terminate the agreements for convenience for any reason by giving 60 days’ prior written notice to the vendor.

As is the case generally with contract manufacturers, Intretech may be vulnerable to capacity constraints and reduced component availability, and our control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply or when we introduce new products or features, is limited. In addition, we must rely on Intretech to manufacture our connected machines and other accessories and materials to our quality and performance standards and specifications. Delays, component shortages and other manufacturing and supply problems could impair the distribution of our connected machines and ultimately our brand, or could negatively affect our gross margins. Furthermore, any adverse change in Intretech’s or our other contract manufacturers’ financial or business conditions could disrupt our ability to supply our products to our brick-and-mortar and online retail partners, distributors and online sales channels. In addition, Intretech primarily manufactures our connected machines at one facility located in Malaysia with some manufacturing conducted in the People’s Republic of China, or China. Manufacturing in these countries may be subject to political, economic, pandemic-related labor constraints, border closures, social and legal uncertainties that may harm our relationships with these parties. Our other contract manufacturers are also located in China and Malaysia, which may increase supply risk, including the risk of supply interruptions.
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
If our third-party contract manufacturers are unable to meet our needs, as a result of operational issues or other factors, our business would be harmed. The location of our third-party manufacturers in Malaysia and China may exacerbate some of these risks.
We believe that we must continue to upgrade and expand our current third-party contract manufacturer production capability to meet our projected revenue targets and quality control requirements. Operational difficulties, such as a significant interruption in the operations of or equipment breakdowns in production facilities operated by third parties, could delay production or shipment of our products. In addition, events such as inclement weather, natural disasters, government shut-downs as a result of air quality, power grid limitations, pandemics, civil unrest or other reasons, labor strikes or shortages, transportation security vulnerabilities or cyberattacks could impair third-party production capabilities. The inability of our third-party contract manufacturers to meet our production requirements, particularly in our peak season, could lead to customer dissatisfaction, impact sales and damage our reputation and brand, which would result in reduced revenue. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.
Our third-party manufacturers, including Intretech, are largely based in Malaysia and China. As a result, our manufacturing, and therefore our business, financial condition and results of operations may be adversely affected by social, political, regulatory and economic developments in Malaysia and China. In particular, the COVID-19 pandemic has caused, and will likely continue to cause, interruptions in the development, manufacturing (including the procurement of key components) and shipment of our connected machines, which could adversely impact our revenue, gross margins and results of operations. Such interruptions may be due to, among other things, industry-wide capacity limitations, temporary closures of our facilities or those of our contract manufacturers or other vendors in our supply chain, restrictions on travel or the import and export of goods and services from certain ports that we use and local quarantines.

Any adverse change in the operations of our manufacturers, including as a result of political, social, economic or transportation conditions in Malaysia or China, or issues such as actual or perceived unfair labor practices, labor disputes or violations of laws or other obligations or issues unknown to us, could affect deliveries of our products to our brick-and-mortar and online retail partners or users, possibly resulting in business interruptions, substantially delayed or lost sales, loss of inventory or increased expenses that cannot be passed on to brick-and-mortar and online retail partners or users, any of which could ultimately adversely affect our business and financial results.
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
All of the components that go into the manufacturing of our products, as well as our accessories and materials, are sourced from a limited number of third-party suppliers, many of which are located internationally. Some of the key components our manufacturers use in the production of our products come from a limited or single source of supply. We are subject to the risk of shortages and long lead times in the supply of these components or accessories and materials, and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with procuring certain components or accessories and materials are lengthy and preclude rapid changes in quantities and delivery schedules and could increase for a number of reasons outside our control, including natural disaster, a pandemic, social or political unrest or other interruptions. In particular, the COVID-19 pandemic has caused, and will likely continue to cause, interruptions in the development, manufacturing, sourcing and shipment of our products, which could adversely affect our revenue, gross margins and results of operations. During the COVID-19 pandemic, we have secured long-lead-time component supply directly from suppliers on a purchase order basis. Our contract manufacturers then procure these components from our suppliers within the lead times provided by our finished goods purchase orders based on component allocations that we control. To the extent that we do not accurately forecast the components we purchase, we may be left paying for components that our contract manufacturers do not need. Furthermore, most of our contract manufacturers’ primary facilities are located in Malaysia and China, which exposes us to certain additional risks in addition to the above that could adversely affect our business, financial condition and results of operations. For example, we have experienced issues with the import of goods and services from certain ports. If we or our contract manufacturers lose access to components or accessories and materials from a particular supplier or experience a significant disruption in the supply of products and components from a current supplier, we may be unable to locate alternative suppliers of comparable quality on terms that are acceptable to us, or at all, which may undermine our ability to deliver our products to brick-and-mortar and online retail partners or users in a timely manner and our business could be materially and adversely affected. In addition, if we experience an increase in demand for our products, our suppliers may not have the capacity or may elect not to meet our needs as they allocate components or accessories and materials to their other customers. Identifying suitable alternate sources of supply for these components or accessories and materials is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance and labor and other ethical practices. Accordingly, a loss of any of our component or accessories and materials suppliers could adversely affect our business, financial condition and results of operations.
Our reliance on single source, or a small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, price increases, timely delivery, component quality, electronic component availability, failure of a key supplier to remain in business and adjust to market conditions, delays in or the ability to execute on a supplier roadmap, and natural disasters. Acquiring additional suppliers could be time consuming and expensive, particularly given the complexity of our connected machines and their components.
In particular, our connected machines incorporate certain alloys, resins, sheet metals, and electronic components that are critical to the performance of our connected machines. The global availability of these components remains constrained. These components have unique performance profiles, and, as a result, it is not commercially practical to support multiple sources for these components for our products. We do not currently have alternative suppliers for several key components. In particular, there are currently shortages in global electronic component supply, and we may not be able to obtain the electronic components necessary for the performance of our connected machines in a timely manner or at all. In the event that any of our key or sole suppliers for any of our components are unable to supply the components that our manufacturers need to meet anticipated consumer demand, our business would be materially and adversely affected. To mitigate electronic component shortages we have or may experience, we have identified and qualified and continue to seek out and qualify new component suppliers to promote continuity of supply. Doing so on a large scale and at a fast pace and the novelty of certain component suppliers to us and our products carries inherent risk that may impact the quality of our products.
Managing our inventory supply chain, including manufacturing and component lead time, is complex and exposes us to risk.
To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders with our contract manufacturers and component suppliers sufficiently in advance, based on our estimates of future demand for particular products. Failure to accurately forecast our needs may result in manufacturing delays, increased costs or excess inventory. Because we bear supply risk under our contract manufacturing arrangements, any such delays, increased costs or excess inventory could negatively impact our business. Failure to forecast appropriate demand, lead times, significant price fluctuations or shortages in materials or components, including the costs to transport such materials or components, the uncertainty of currency fluctuations against the U.S. dollar, increases in labor rates, trade duties or tariffs and/or the introduction of new and expensive raw materials could adversely affect our contract manufacturers’ ability to manufacture our products in sufficient quantity and within sufficient time to meet our consumer demand, which would adversely affect our business, financial condition and operational results.
If we overestimate our production requirements, we or our contract manufacturers may purchase excess components and build excess inventory. If we, or our contract manufacturers at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess components or products. In limited circumstances, we have agreed to reimburse our manufacturers for purchased components that were not used as a result of our decision to discontinue products or the use of particular components. If we incur costs to cover excess supply commitments, this would harm our business. If we underestimate our product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt the manufacturing of our products and result in delays or cancellation of orders from brick-and-mortar and online retail partners, distributors and online sales channels. We may be required to incur higher costs to secure the necessary production capacity and components to meet unanticipated demand, which could result in lower margins. We currently intend to carry higher inventory levels into the future until we are comfortable current supply chain risks have improved. These dynamics, along with an increased level of promotions in the fourth quarter of 2021, decreased our margins in the fourth quarter of 2021. We expect these inventory and supply chain dynamics to continue to put some pressure on our margins in 2022.
The failure of our third-party logistics partners to adequately and effectively staff could adversely affect our brick-and-mortar and online retail partner and user experience and results of operations.
We currently receive and distribute merchandise through five third-party logistics partners, two of which are located in the United States and one of which is located in each of China, Europe, and Singapore. The majority of our products are received and distributed through one of our third-party logistics partners in California. These third-party logistics partners assist with online logistics, inventory management, warehousing and fulfillment for both business-to-business (to brick-and-mortar and online retail partners and distributors) and business-to-consumer (drop-ship via retail partners and direct-to-consumer). If our third-party logistics partners are unable to adequately staff their third-party logistics facilities to meet demand, or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, international expansion or other factors, these effects could be exacerbated and our results of operations could be further harmed. In addition, operating third-party logistics partner facilities comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Any such issues may result in delays in shipping times, reduced packing quality or costly litigation, and our reputation and results of operations may be harmed.
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
In particular, we are dependent upon major shipping companies, including FedEx and UPS, for the shipment of our products to and from our third-party logistics partner facilities. Changes in shipping terms, or the inability of these third-party shippers to perform effectively, could affect our responsiveness to our users and brick-and-mortar and online retail partners. Increases in our shipping costs may adversely affect our financial results if we are unable to pass on these higher costs to our users or brick-and-mortar and online retail partners.
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
We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which will require us to conduct due diligence on and disclose whether or not our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with the potential disclosure requirements, including costs related to conducting diligence procedures to determine the sources of minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes or sources of supply to avoid such materials.

Significant increases in inflation, commodity prices or transportation costs may adversely affect the costs of our component suppliers and contract manufacturers, and we may be unable to pass on these higher costs to our brick-and-mortar and online retail partners or users.
Significant future increases in commodity prices, such as base metals (e.g. copper), alloys or plastic resins, or inflation could adversely affect the costs of our component suppliers and contract manufacturers and result in higher costs to us if we are unable to pass on the increased costs to our brick-and-mortar and online retail partners or users. Furthermore, transportation costs have fluctuated as a result of a variety of factors, such as capacity shortages, higher fuel prices and labor shortages, and we may not be able to pass such costs on to our brick-and-mortar and online retail partners or users. Our results of operations may be adversely affected if we are unable to secure, or are able to secure only at significantly higher costs, components for our products or adequate transportation resources.
Key third-party manufacturers are located in China and may be affected by recent and possible future political, social and economic conditions.
We rely on third-party manufacturers in China and Chinese-owned manufacturers in Malaysia through which the substantial majority of our finished products are prepared and shipped to brick-and-mortar and online retail partners, users or third-party logistics partners. Our business therefore could be affected by social, political, regulatory or economic developments in China. In 2018, the Office of the U.S. Trade Representative, or the USTR, enacted a tariff of 10% on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. Since then, additional tariffs have been imposed by the USTR on imports into the United States from China, and China has also imposed tariffs on imports into China from the United States. In addition, due to concerns with the security of products and services from certain telecommunications and video providers based in China, the United States government has enacted bans on the use of certain Chinese-origin components or systems either in items sold to the U.S. government or in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects). It is possible that the U.S. government may take future measures to impose stricter export controls on items destined for China or additional duties on shipments made from China. In addition, the U.S. government may add additional parties to the Entity List, which could harm our business, increase the cost of conducting our operations in China or result in retaliatory actions against U.S. interests. We also depend on semiconductors made in Taiwan, and a worsening of the geopolitical situation between China and Taiwan could affect our ability to procure these semiconductors. Continued deterioration in trade relations or adverse developments in political, social or economic conditions in China or future unforeseen problems, including health pandemics or regulatory changes, could affect deliveries of our products to our retail partners or users, possibly resulting in business interruptions, substantially delayed or lost sales, loss of inventory or increased expenses that cannot be passed on to brick-and-mortar and online retail partners or users, any of which could ultimately have a material adverse effect on our business and financial results. In such an eventuality, we could be forced to relocate our manufacturing, either temporarily or permanently, to another potentially costlier location or find alternative potentially costlier methods of shipping our finished products to brick-and-mortar and online retail partners and users. While we are taking measures to attempt to maintain the continuity of our product delivery operations notwithstanding the impact on the use of our international facilities, the continued or deteriorating conditions in China or other future unforeseen problems in China, we cannot ensure that these measures will be successful in eliminating disruptions in our business.
Developments in the social, political, regulatory and economic environment in Malaysia may have a material adverse impact on us.
We have shifted the majority of our contract manufacturing presence to Malaysia. As a result, our business, financial condition and results of operations may be adversely affected by social, political, regulatory, labor and economic developments in Malaysia. Such political and economic uncertainties include, but are not limited to, the risks of war, terrorism, nationalism, nullification of contract, changes in interest rates, imposition of capital controls and methods of taxation. In addition, our contract manufacturers in Malaysia are subject to risks of theft, fire, earthquake, flooding and other similar casualty risks.
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
A predominant portion of the products we sell is originally manufactured in countries other than the United States. International trade disputes that result in tariffs and other protectionist measures could adversely affect our business, including disruption in and cost increases for sourcing our merchandise and increased uncertainties in planning our sourcing strategies and forecasting our margins. Importing and exporting has involved more risk since the beginning of 2018, as there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several United States and foreign leaders regarding tariffs against foreign imports of certain materials. For example, the U.S. government imposed significant new tariffs on China related to the importation of certain product categories following the U.S. Trade Representative’s Section 301 investigation. It is possible that the U.S. government may take further measures in the future to impose stricter export controls on items destined for China or additional duties on shipments made from China. During fiscal 2019, the Bureau of Industry and Security, or BIS, of the U.S. Department of Commerce placed certain Chinese entities on the Entity List, limiting the ability of U.S. companies to do business with those entities. The U.S. government may add additional parties to the Entity List, which could harm our business, increase the cost of conducting our operations in China or result in retaliatory actions against U.S. interests. In addition, the U.S. government has exercised additional trade-related powers in a manner that could have a material adverse impact on our business, financial condition or results of operations. For example, on May 15, 2019, then-President Trump issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of information communications technology in transactions that imposed undue national security risks. The executive order was subject to implementation by the Secretary of Commerce and purports to apply to contracts entered into prior to the effective date of the order. On January 19, 2021, the U.S. Department of Commerce published interim final rules in the Federal Register, subject to public notice and comment, which purport to permit the Department of Commerce to investigate transactions involving the use of information communications technology products or services provided by persons owned or controlled by certain nations, including China, and potentially to modify or prohibit those transactions. In addition, the White House, the Department of Commerce and other executive branch agencies have implemented additional restrictions and may implement still further restrictions that would affect conducting business with certain Chinese companies. We cannot predict whether these recent rules and restrictions will be implemented and acted upon by the Biden administration, modified, overturned or vacated by legal action. A substantial portion of our products are manufactured in China. As a result of tariffs, our cost of goods imported from China increased substantially, and could increase further depending on the outcome of the current trade negotiations, which have been protracted and resulted in increases in U.S. tariff rates on specified products from China. Although we continue to work with our vendors to mitigate our exposure to current or potential tariffs, there can be no assurance that we will be able to offset any increased costs. Other changes in U.S. tariffs, quotas, trade relationships or tax provisions could also reduce the supply of goods available to us or increase our cost of goods. We may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in U.S. laws and policies, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenue, reduce our profitability and negatively impact our business.
Risks Related to Privacy, Data Protection and Cybersecurity
Our actual or perceived failure to comply with privacy, data protection and information security laws, regulations and obligations could harm our business.
We are subject to numerous federal, state, local and international laws and regulations regarding privacy, data protection, information security and the storing, sharing, use, processing, transfer, disclosure and protection of personal information and other content and data, which we refer to collectively as privacy laws, the scope of which is changing, subject to differing interpretations and may be inconsistent among countries, or conflict with other laws, regulations or other obligations. We are also subject to the terms of our privacy policies and obligations to our users and other third parties related to privacy, data protection and information security. We strive to comply with applicable privacy laws; however, the regulatory framework for privacy, data protection and information security worldwide is, and is likely to remain for the foreseeable future, varied, and it is possible that these or other actual obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another.

We also expect that there will continue to be new privacy laws proposed and enacted in various jurisdictions. For example, in May 2018, the GDPR went into effect in the EU. The GDPR imposed stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws, including potential penalties of up to €20 million or 4% of annual global revenue, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to the United States as well as other countries that have not been found to provide adequate protection to such personal data. The GDPR also introduced numerous privacy-related changes for companies operating in the EU, including enhanced disclosures to data subjects about how personal data is processed (including information about the profiling of individuals and automated individual decision-making), limiting retention periods of personal data, requiring mandatory data breach notification and requiring additional policies and procedures to comply with the accountability principle under the GDPR. In addition, data subjects have more robust rights with regard to their personal data.
Although legal mechanisms have been designed to allow for the transfer of personal data from the United Kingdom, the EEA, and Switzerland to the United States, uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop and market our products and services. For example, legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach agreement on or maintain existing mechanisms designed to support cross-border data transfers. Specifically, on July 16, 2020, the Court of Justice of the EU, or CJEU, invalidated the EU-U.S. Privacy Shield Framework. The same decision also imposed additional conditions with respect to use of the Standard Contractual Clauses, or the SCCs, to lawfully transfer personal data from Europe to the United States and most other countries. The Swiss Federal Data Protection and Information Commissioner also has stated that it no longer considers the Swiss-U.S. Privacy Shield adequate for the purposes of personal data transfers from Switzerland to the United States. These developments may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States. We may be required to take additional steps to legitimize any personal data transfers impacted by these developments and be subject to increased costs of compliance and limitations on our vendors, contractors, consultants and us. On June 4, 2021, the European Commission published new SCCs. The CJEU’s decision, the revised SCCs, regulatory guidance and opinions and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA. More generally, we may find it necessary or desirable to modify our data handling practices, and our practices relating to cross-border transfers of data or other data handling practices, or those of our vendors, contractors and consultants and vendors, may be challenged and our business, financial condition and operating results may be adversely impacted. We continue to monitor and review the impact of any developments relating to cross-border data transfers from the EEA that could affect our operations.
Further, the United Kingdom’s exit from the EU, and ongoing developments in the United Kingdom, have created uncertainty with regard to data protection regulation in the United Kingdom. Data processing in the United Kingdom is now governed by the UK General Data Protection Regulation and other domestic data protection laws, such as the UK Data Protection Act of 2018, which provide for penalties for noncompliance of up to the greater of £17.5 million or 4% of worldwide revenues. Although the European Commission adopted an adequacy decision for the United Kingdom in June 2021 that allows for the continued flow of personal data from the EU to the United Kingdom, this decision may be revoked or modified and will need to be renewed after four years from the date of adoption. In February 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses, or the UK SCCs, to support personal data transfers out of the United Kingdom. If approved by the United Kingdom’s Parliament, the UK SCCs will become effective in March 2022. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain data. We cannot fully predict how United Kingdom data protection laws or regulations may develop in the medium to longer term or how the EU will treat the United Kingdom with respect to data protection issues, including those relating to data transfers to and from the United Kingdom. We continue to monitor and review the impact of any resulting changes to EU or United Kingdom law, or related developments, that could affect our operations. We may incur liabilities, expenses, costs and other operational losses relating to the GDPR and privacy laws of applicable EU Member States and the United Kingdom, including in connection with any measures we take to comply with them.

In Brazil, the Lei Geral de Proteção de Dados Pessoais – Law No. 13,709/2018, or LGPD, similar in many respects to the GDPR, was enacted August 14, 2018 and entered into effect September 18, 2020. Penalties for violation of the LGPD, if and when enforced, may be up to 2% of revenue in Brazil, capped at R$50 million per violation. The LGPD applies to businesses that process the personal data of individuals located in Brazil and provides consumer rights similar to the GDPR. A Brazilian Data Protection Authority, Brazilian National Data Protection Authority (Autoridade Nacional de Proteção de Dados, or ANPD), has been established and has begun issuing guidance on how to interpret and implement the LGPD’s requirements. The ANPD has been tasked with issuing guidance regarding notice of processing, data transfer requirements and other compliance obligations, such as security measures, recordkeeping, training and governance. Pending such developments from the ANPD and any emerging caselaw, our LGPD approach may be subject to further change, our compliance measures when implemented may not be fully adequate, we may expend significant time and cost in developing a privacy governance program and data transfer mechanisms in an effort to comply with the LGPD and any implementing regulations or guidance, and we may potentially face litigation prior to the implementation of regulations and guidance regarding the LGPD or before we have had a reasonable opportunity to fully implement measures designed to comply with such regulations and applicable guidance.
Vietnam’s cybersecurity law went into effect on January 1, 2019 and includes stringent requirements regarding data localization and data transfers. A draft Decree on Personal Data Protection, with sub-legislation introduced December 27, 2019, elaborates requirements relating to data protection; however, further notice and comment is anticipated before its requirements enter into effect. As proposed, the draft decree would require us to further invest in potentially duplicative infrastructure and personnel in Vietnam, establish and maintain a local data protection program, incur other costs and expenses related to these new requirements.
California also enacted legislation affording consumers expanded privacy protections, the CCPA, that went into effect as of January 1, 2020 and was subject to enforcement starting July 1, 2020. Additionally, the California Attorney General issued regulations that may add additional requirements on businesses. The potential effects of this legislation and the related CCPA regulations are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access personal information, request deletion of personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is collected and used. The CCPA also provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches that may increase data breach litigation. Additionally, a new privacy law, the CPRA, was approved by California voters in November 2020, which will go into effect January 1, 2023. The CPRA creates obligations relating to consumer personal information collected as of January 1, 2022, with implementing regulations expected in the third or fourth quarter of 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in efforts to comply. Other states have also enacted or proposed similar data privacy laws. For example, in 2021, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. This legislation and other proposed laws at the state and federal level in the United States, could create the potential for a patchwork of overlapping but different laws, result in further uncertainty, require us to incur additional costs and expenses in an effort to comply or require changes in business practices and policies.
Further, some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business.

With laws and regulations such as the GDPR, LGPD, CCPA and CPRA imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, there is a risk that the requirements of these or other laws and regulations, or of contractual or other obligations relating to privacy, data protection or information security, are interpreted or applied in a manner that is, or is alleged to be, inconsistent with our management and processing practices, our policies or procedures, or the features of our products and services. We may face challenges in addressing their requirements and making any necessary changes to our policies and practices, and we may find it necessary or appropriate to assume additional burdens with respect to data handling, to restrict our data processing or otherwise to modify our data handling practices and to incur significant costs and expenses in these efforts. Any failure or perceived failure by us to comply with our privacy policies, our privacy, data protection or information security-related obligations to brick-and-mortar and online retail partners, users or other third parties, or any of our other legal obligations relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others, and could result in significant liability or cause our users to lose trust in us, which could adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our brick-and-mortar and online retail partners may limit the adoption and use of, and reduce the overall demand for, our products and services.
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
Information technology helps us operate more efficiently, interface with users and brick-and-mortar and online retail partners, offer features for our products and services, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure necessary information technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of brick-and-mortar and online retail partners or users, business disruptions or the loss of or unauthorized access to personal information or personal data or loss or damage to intellectual property through a security breach or cyberattack. Such security breaches or cyberattacks could expose us to a risk of lost, exposed or corrupted information, unauthorized disclosure of information, litigation and possible liability to employees, users, brick-and-mortar and online retail partners and regulatory authorities. In addition, a significant portion of our data and information is hosted in a cloud-computing environment, where design apps and data are hosted, accessed and processed through a third-party provider over a broadband Internet connection. In a cloud-computing environment, we could be subject to outages, security breaches and cyberattacks affecting the third-party service provider. In the COVID-19 pandemic, more of our and our service providers’ personnel are working remotely, which increases the risks of security breaches and cyberattacks.
If our data management systems do not effectively and securely collect, store, process and report relevant data and information for the operation of our business, whether due to equipment malfunction or constraints, software defects or deficiencies, bugs, vulnerabilities, computer viruses, malware, ransomware, phishing attacks, distributed denial-of-service attacks, security breaches, cyberattacks, catastrophic events or human error or malfeasance, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we internally and externally report our results of operations. As a result, our data management systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect customer, partner and employee information, including personal data and personal information, and the information technology needs associated with our changing products and services. We strive to implement reasonable security procedures and practices to help ensure that our data management systems effectively collect, store, process and report relevant data for the operation of our business, though there are no assurances that these procedures and practices will be successful or that additional systems issues will not arise in the future.

In addition, security breaches from errors, malfeasance or misconduct by employees, contractors or others with access to our systems may pose a risk that sensitive data, including personal data and personal information, may be exposed to unauthorized persons or to the public and may compromise our security systems. We have been, and may in the future be, subject to compromises and other security breaches impacting such data. There can be no assurance that any efforts we make to prevent against such breaches will prevent breakdowns in our systems or security breaches that could adversely affect our business. Third parties may also attempt to fraudulently induce employees or users into disclosing usernames, passwords or other sensitive information, which may in turn be used to access information technology systems used in our business. For example, our employees have received and likely will continue to receive “phishing” e-mails attempting to induce them to divulge sensitive information. In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to users or employees, our confidential or proprietary information or confidential information we maintain from third parties, which, if successful, could pose a risk of loss of data, risk to customer safety and risk of product recall. While we provide security and privacy training to attempt to protect against these risks, the techniques used to obtain unauthorized access to systems and data change frequently and may be difficult to detect, so we may not be able to anticipate and prevent these intrusions or other security breaches, to identify them promptly or to mitigate them when they occur.
Moreover, we manufacture and sell hardware and software products that allow our users to store confidential information, including their original designs, locally or in our cloud infrastructure. We do not have measures to configure, update or secure our users’ desktop or mobile devices or any information stored in our users’ own systems or at their locations, which is the responsibility of our users. While we have implemented security measures to protect our hardware and software products from unauthorized access and cyberattacks, these measures may not be effective in securing these products, particularly since techniques used to obtain unauthorized access or otherwise sabotage systems, change frequently and may not be recognized until launched against a target. A security breach, cyberattack or other event that causes the loss or public disclosure of, or unauthorized access by third parties to, sensitive information stored by us or our brick-and-mortar and online retail partners, or the perception that any of these have occurred, could have serious negative consequences for our business, including loss of information, indemnity obligations, claims, regulatory investigations, fines, penalties and damages, reduced demand for our products and services, an unwillingness of our users to use our products or services, harm to our reputation and brand, and time consuming and expensive litigation, any of which could adversely affect our financial results. We also expect to incur significant costs in an effort to detect and prevent security breaches and cyberattacks, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or cyberattack.
Many governments have enacted laws requiring companies to provide notice of security breaches or cyberattacks involving certain types of personal data or personal information. We are also contractually required to notify certain customers of security breaches or cyberattacks. We cannot be certain that any limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or cyberattack. We maintain cybersecurity insurance, subject to applicable deductibles and policy limits; however, our cybersecurity insurance may not cover losses from all types of incidents or may provide insufficient compensation that does not cover our total losses. We also cannot be sure that our existing insurance coverage will continue to be available on commercially reasonable terms or at all. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our reputation, brand, business, financial condition, and results of operations.
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

Privacy laws and regulations restrict how we deploy our cookies, and this could potentially increase the number of Internet users that choose to proactively disable cookies on their systems. Federal, state and foreign governmental authorities continue to evaluate the privacy implications inherent in the practice of online tracking for behavioral advertising and other purposes. Governments in the United States and internationally have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ electronic tracking tools or the use of data gathered with such tools. For example, the European Commission has proposed a draft regulation, known as the Regulation of Privacy and Electronic Communications, or the ePrivacy Regulation, which would replace the current ePrivacy Directive. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation and national implementation laws once they are enacted. In addition to the EU and United Kingdom, other regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem. For example, the CCPA grants California residents the right to opt-out of a company’s sharing of personal information for advertising purposes in exchange for money or other valuable consideration.
Additionally, some providers of consumer devices and web browsers have implemented means to make it easier for Internet users to block tracking technologies or to require new permissions from users for certain activities, which could, if widely adopted, significantly reduce the effectiveness of such practices and technologies. For example, Apple introduced an iOS update in April 2021 that allowed users to more easily opt-out of tracking activity across devices, which has impacted and may continue to impact business. In February 2022, Google announced it planned to adopt similar restrictions to restrict tracking activity across Android devices. In addition, the most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers, and a number of other software tools allow users to block or otherwise limit the functionality of cookies. Users can decide to opt out of nearly all cookie data creation, which could negatively impact operations. We may have to develop alternative systems to determine our users’ behavior, customize their online experience or efficiently market to them if users block cookies or regulations introduce additional barriers to collecting cookie data.
Risks Related to Foreign Operations
We plan to further expand into international target markets, which will expose us to significant risks.
Our primary international markets include the United Kingdom, Ireland, Australia, New Zealand, and Western Europe. We are also present in the Middle East, Latin America, South Africa and Asia, and we plan to expand our operations further, which requires significant resources and management attention and subjects us to regulatory, economic and political risks in addition to those we already face in the United States. There are significant risks and costs inherent in doing business in international target markets, including:
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
Any violation of the FCPA, other applicable anti-corruption laws or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, fines, damages, severe criminal or civil penalties against us, our officers or our employees, disgorgement of profits, suspension or debarment from government contracts, any of which could adversely affect our reputation, business, results of operations, stock price, financial condition and prospects. In addition, detecting, investigating and resolving actual or alleged violations of anti-corruption laws and responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
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
Our Class A common stock has one vote per share and our Class B common stock has five votes per share, except as otherwise required by law. As of December 31, 2021, Petrus and affiliates hold 128,486,824 shares of issued and outstanding Class B common stock. Accordingly, Petrus and affiliates hold approximately 67% of the voting power of our outstanding capital stock in the aggregate. Petrus is able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Petrus may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between Petrus and our other stockholders, which may result in Petrus undertaking, or causing us to undertake, actions that would be desirable for Petrus but would not be desirable for our other stockholders.
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
•changes in the financial projections or business guidance we may provide to the public, or our failure to meet these projections;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
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

•other events or factors, including those resulting from war, including the current conflict between Russia and Ukraine, incidents of terrorism, man-made or natural disasters, pandemics or responses to these events;
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
Our directors, executive officers and holders of 5% or more of our common stock hold approximately 86% of the total voting power of our common stock and are able to exert significant control over us, which will limit your ability to influence the outcome of important transactions, including a change of control.
Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, hold, in the aggregate, approximately 86% of the total voting power of shares of our outstanding common stock, based on the number of shares outstanding as of December 31, 2021. Further, Petrus and affiliates, collectively, are currently our largest stockholder. Petrus and affiliates hold approximately 67% of the total voting power of our common stock-based on the number of shares outstanding as of December 31, 2021. As a result, our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our Class A common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our Class A common stock.
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
The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If securities analysts fail to publish reports on us regularly, or if industry analysts cease coverage of us, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline.
Future sales of our Class A common stock, or the perception in the public markets that these sales may occur, may depress our stock price.
The market price of our Class A common stock could decline significantly as a result of sales of a large number of shares of our Class A common stock in the market. These sales, or the perception that these sales might occur, could depress the market price of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
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
The COVID-19 pandemic has caused significant volatility in financial markets. Public health problems resulting from the COVID-19 pandemic and precautionary measures instituted by governments and businesses to mitigate its spread, have contributed to, and could in the future contribute to, a general slowdown in the global economy, adversely impact our brick-and-mortar and online retail partners, potential customers, third-party suppliers, contract manufacturers, third-party logistics providers and other business partners, and disrupt our operations. Changes in our operations in response to the COVID-19 pandemic have resulted, and could continue to result in, inefficiencies or delays, including in manufacturing, sales, delivery and product development efforts, and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession and business continuity planning, employees working remotely or teleconferencing technologies.

During the COVID-19 pandemic we have experienced an increase in demand for our products and subscriptions. For example, from 2018 to 2019 our revenue from connected machines grew 35%, our revenue from subscriptions grew 72% and our revenue from accessories and materials grew 45%. In comparison, from 2019 to 2020 our revenue from connected machines grew 110%, our revenue from subscriptions grew 107% and our revenue from accessories and materials grew 84%. From 2020 to 2021 our revenue from connected machines grew 32%, our revenue from subscriptions grew 85% and our revenue from accessories and materials grew 28%. We believe that some portion of our 2020 and 2021 revenue growth was a result of the COVID-19 pandemic, but we are not able to quantify the proportion of the increase in demand that is attributable to the COVID-19 pandemic as opposed to other factors contributing to our growth in recent periods.
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
•interruptions in manufacturing (including the sourcing and procurement of key components) and shipment of our products; for example, in certain instances, our suppliers, manufacturers and third-party logistic partners have closed and may in the future temporarily close certain of their facilities for short periods of time;
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
Although recent vaccine rates have raised hopes of a turnaround in the COVID-19 pandemic at some point, renewed waves and new variants continue to pose concerns for the outlook. Growth may be stymied if virus surges (including from new variants) prove difficult to contain, infections and deaths mount rapidly before vaccines are widely available, and social distancing or lockdowns are more stringent than anticipated. Slower-than-anticipated progress on medical interventions could dampen hopes of an exit from the COVID-19 pandemic and weaken confidence. Specifically, vaccine rollout could suffer delays or be uneven, widespread hesitancy could hamper vaccine take-up, vaccines could deliver shorter-lived immunity than anticipated and advances on therapies could be limited. Intensifying social unrest, including due to higher inequality and unequal access to vaccines and therapies, could further complicate the recovery. Moreover, if policy support is withdrawn before full economic recovery, bankruptcies of viable but illiquid companies could mount, leading to further employment and income losses. The ensuing tighter financial conditions could increase rollover risks for vulnerable borrowers, add to the already large number of economies in debt distress, and increase insolvencies among corporations and households.

In the United States, given the widespread impact of the COVID-19 pandemic, substantial governmental support is still required and the American Rescue Plan or other relief may be insufficient for long-term economic sustainability should there be a protracted recovery. Furthermore, investors fleeing the Dollar could elevate inflation expectations and interest rates. Additionally, high unemployment could lead to mortgage and rental defaults adding losses to the commercial banking industry, resulting in higher loan-loss provision, tighter lending standards and lending curtailment. If the impacts of the COVID-19 pandemic are materially prolonged, it could result in a cascade of additional corporate filings for bankruptcies, further eroding market confidence and increasing unemployment rates. Together, these uncertainties and risks could have a material adverse impact not only on our financial condition, business and results of operations in the United States, but also on our consolidated financial conditions, business and results of operations.
There are no comparable recent events which may provide guidance as to the effect of the spread and the ultimate impact of the COVID-19 pandemic. Consequently, the total magnitude of impact to our business and duration of impact is uncertain and difficult to reasonably estimate at this time.
The extent of the impact of the COVID-19 pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the pandemic, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.
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

Our business is subject to the risk of earthquakes, fire, power outages, floods, public health crises, including the COVID-19 pandemic, and other catastrophic events, and to interruption by manmade problems such as war or terrorism.
Our business is vulnerable to damage or interruption from earthquakes, fires, pandemics, floods, power losses, telecommunications failures, terrorist attacks, acts of war, including the current conflict between Russia and Ukraine, human errors, break-ins, public health crises, including the COVID-19 pandemic and similar events. For example, our operations are subject to a range of external factors related to the COVID-19 pandemic that are not within our control. A wide range of governmental restrictions have been imposed on our employees’, customers’ and suppliers’ physical movement to limit the spread of COVID-19. There can be no assurance that precautionary measures, whether adopted by us or imposed by others, will be effective, and such measures could negatively affect our sales, marketing and Cricut Member Care efforts, delay and lengthen our sales cycles, decrease our employees’ or customers’ or partners’ productivity or create operational or other challenges, any of which could harm our business, results of operations and financial condition. The third-party systems and operations and manufacturers we rely on are subject to similar risks. As another example, we engage third-party service providers, a portion of whose software development staff resides in Ukraine. Due to the current conflict, we may experience an interruption in the services provided by these parties. Our insurance policies may not cover losses from these catastrophic events or may provide insufficient compensation that does not cover our total losses. For example, a significant natural disaster, such as a pandemic, earthquake, fire or flood, could adversely affect our business, financial condition and results of operations, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products, that house our servers, or from which we generate content. As we rely heavily on our computer and communications systems, and the Internet to conduct our business and provide high-quality Cricut Member Care, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and manufacturers’ businesses, which could adversely affect our business, financial condition and results of operations.
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

The estimates of market size included in this Annual Report on Form 10-K or that we have provided publicly may prove to be inaccurate, and even if the market in which we compete is of the size we estimate, we cannot assure you that our business will penetrate some or all of our SAM or TAM.
Market size estimates are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates of market size in this Annual Report on Form 10-K or that we have provided publicly relating to our SAM and TAM, including estimates based on our commissioned surveys or our own internal survey data, may prove to be inaccurate. Even if the market is of the size we estimate, we may not further penetrate our SAM or TAM, or at all. Accordingly, the estimates of market size should not be taken as indicative of our future growth.
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

Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Our corporate headquarters are in South Jordan, Utah under operating leases that expire at various times through 2027. We also lease offices elsewhere in Utah, China and Malaysia. All of our offices are leased and we do not own any real property.
We believe that our existing facilities are sufficient for our current needs. In the future, we may need to add new facilities and expand our existing facilities as we add employees, grow our infrastructure and evolve our business, and we believe that suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs.

Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Our Class A Common Stock
Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol "CRCT" since March 25, 2021. Prior to that date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B common stock.
Holders of Record
As of February 28, 2022, we had 317 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
In September 2020, we paid a cash dividend to holders of our common stock totaling $51.2 million. We do not currently intend to pay any cash dividends on our common stock in the foreseeable future.
We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. Any future determination to pay dividends on our common stock will be made at the discretion of our board of directors subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements. Our ability to pay cash dividends on our capital stock may also be limited by the terms of our Credit Agreement and the terms of any future debt or preferred securities or future indebtedness.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, or the SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act.
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from March 25, 2021 (the date our Class A common stock commenced trading on the Nasdaq) through December 31, 2021 with (ii) the cumulative total return of the Nasdaq Composite Index and the S&P MidCap 400 Index over the same period, assuming the investment of $100 in our Class A common stock and in each index on March 25, 2021 and the reinvestment of dividends. The graph uses the closing market price on March 25, 2021 of $17.80 per share as the initial value of our Class A common stock. The comparisons are based on historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100 - March 25, 2021
Cumulative Total Return
$250.00
$200.00
$150.00
$100.00
$50.00
Mar-21
Apr-21
May-21
Jun-21
Jul-21
Aug-21
Sep-21
Oct-21
Nov-21
Dec-21
CRCT
NASDAQ Composite
S&P Mid Cap 400

Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. [ Reserved ]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in the sections titled “Risk Factors” and “Note Regarding Forward-Looking Statements.”
A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus, which was filed with the SEC pursuant to Rule 424(b)(4) on March 25, 2021 which is hereby incorporated by reference herein.
Overview of Our Business and History
At Cricut, our mission is to help people lead creative lives. We have designed and built a creativity platform that enables our engaged and loyal community of over 6.4 million users to turn ideas into professional-looking handmade goods. With our highly versatile connected machines, design apps and accessories and materials, our users create everything from personalized birthday cards, mugs and T-shirts to large-scale interior decorations.
Our users’ journeys typically begin with the purchase of a connected machine. We currently sell a portfolio of connected machines that cut, write, score and create other decorative effects using a wide variety of materials including paper, vinyl, leather and more. Our connected machines are designed for a wide range of uses and are available at a variety of price points (MSRP by machine family as of December 31, 2021):
•Cricut Joy for personalization on-the-go, $179.99 MSRP
•Cricut Explore for cutting, writing and scoring, $249.99 - $299.99 MSRP
•Cricut Maker for cutting, writing, scoring and adding decorative effects to a wider range of materials, $399.99 MSRP
Our software integrates our connected machines and design apps, allowing our users to create and share seamlessly. Our software is cloud-based, meaning that users can access and work on their projects anywhere, at any time, across desktops or mobile devices. We enable our users to be inspired, to create and share projects with the Cricut community and to follow others doing the same. On our apps, users can find inspiration, purchase or upload content like fonts and images, design a project from scratch or find a vast array of ready-to-make projects.
Users can leverage the full power of our platform by using our connected machines together with our free design apps, in-app purchases and subscription offerings to design and complete projects. All users can access a select number of free images, fonts and projects from our design apps or upload their own. In addition, we offer a wider selection of images, fonts and projects for purchase à la carte, including licensed content from partners with well-known brands and characters, like major motion picture studios. We also have two subscription offerings: Cricut Access and Cricut Access Premium. Cricut Access provides a subscription to images, fonts and projects as well as other member benefits, including exclusive software features and functionality, discounts, and priority Cricut Member Care. Cricut Access is billed monthly for $9.99 per month or annually for $95.88 per year. Cricut Access Premium includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping and is billed annually for $119.88 per year. As of December 31, 2021, we had over 2.0 million Paid Subscribers to Cricut Access and Cricut Access Premium.
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
We sell our connected machines and accessories and materials through our brick-and-mortar and online retail partners, as well as through our website at cricut.com. Our partners include Amazon, Hobby Lobby, HSN, Jo-Ann, Michaels, Target, Walmart and many others. We also sell our products, including subscriptions to Cricut Access and Cricut Access Premium, on cricut.com. In both 2019 and 2020, 52%, and in 2021, 50% of our revenue was generated through brick-and-mortar sales. In both 2019 and 2020, 48%, and in 2021, 50% of our revenue was generated through online channels.
For the years ended December 31, 2019, 2020 and 2021, we generated:
•Total revenue of $486.6 million, $959.0 million and $1,306.2 million, respectively, representing 43%, 97% and 36% year-over-year growth, respectively
•Net income of $39.2 million, $154.6 million and $140.5 million, respectively, representing 43%, 294% and (9)% year-over-year growth, respectively
On March 29, 2021, we completed an initial public offering (“IPO”), in which we sold 13,250,000 shares of Class A common stock, and the selling stockholders sold an additional 2,064,903 shares of Class A common stock at a price to the public of $20.00 per share. We received aggregate net proceeds of $242.7 million after deducting offering costs, underwriting discounts and commissions of $22.3 million. On April 28, 2021, we sold an additional 968,815 shares of Class A common stock and the selling stockholders sold an additional 150,984 shares of Class A common stock pursuant to the partial exercise of the underwriters’ option to purchase additional shares which generated net proceeds of $18.0 million after deducting for underwriting discounts and commissions of $1.4 million.
Our Business Model
Our business model thrives because our products unlock creativity, which then in turn drives the engagement of our users. Our 6.4 million users’ journeys typically begin with the purchase of a connected machine and expand across our family of products as users harness the power of our platform. Our business model is characterized by strong engagement and diversified sales across product categories. This engagement has led to rapid growth and strong profitability.
Attracting and Engaging New Users through Connected Machine Sales
Since launching our first connected machine in 2014, we have built a loyal and growing community of users that has reached substantial scale. As of December 31, 2019, 2020 and 2021, we had 2.5 million, 4.3 million and 6.4 million users, respectively, representing 50%, 71% and 48% year-over-year growth, respectively. See the section titled “—Key Business Metrics” for the definition of users. We believe we are in the early stages of our growth and that we have a significant untapped opportunity in the United States and Canada, as well as globally. Our 6.4 million users represent approximately 5% of our total SAM which includes the United States, Canada, and our four leading international markets of Australia, France, Germany and the United Kingdom.
We have been able to efficiently acquire new users and drive sales of our products because of the powerful network effects of our community. To date, word-of-mouth referrals, as well as effective use of low-cost marketing channels like social media, have driven our success. In 2021, over 40% of new users first heard about Cricut through friends and family. Sales and marketing expenses represented 8%, 7% and 10% of revenue in 2019, 2020 and 2021, respectively.
Once we acquire a user, we see strong engagement with them over time. We drive engagement through a highly interactive and fulfilling product experience and the strength of our community. We continuously innovate and improve our connected machines, design apps and accessories and materials, giving our users more to create. Once they have purchased connected machines, users inspire one another to create and use more of our digital content, subscriptions and accessories and materials. In turn, we learn from our users’ creativity, and launch new products to help expand their creative horizons. We measure engagement by the Percentage of Users Creating in Trailing 90 Days. See the section titled “—Key Business Metrics” for the definition of Percentage of Users Creating in Trailing 90 Days and for information regarding that metric over the last three years. As of December 31, 2021, 60% of our 6.4 million users created on their connected machines in the last 90 days. User engagement has been relatively consistent over time, demonstrating how our platform becomes a regular part of the creative lives of our users.
The table below shows the Percentage of Users Creating in Trailing 90 Days for the periods indicated.

	2019		2020				2021
	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Users (in Thousands)	2,221	2,525	2,803	3,274	3,681	4,323	4,939	5,373	5,732	6,409
Percentage of Users Creating in Trailing 90 Days	60%	64%	60%	63%	63%	65%	62%	59%	56%	60%

Many of our users choose to pay for our subscription offerings which include a subscription to images, fonts and projects as well as other member benefits, including exclusive software features and functionality, discounts, priority Cricut Member Care, and, in the case of Cricut Access Premium, preferred shipping. By subscribing to our offerings, users have access to a curated and growing design library of over 200,000 images, thousands of ready-to-make projects and hundreds of fonts. We believe that the number of Paid Subscribers is an indicator of the depth of our users’ engagement. See the section titled “—Key Business Metrics” for the definition of Paid Subscribers and for information regarding that metric over the last three years. As of December 31, 2021, we had over 2.0 million Paid Subscribers, representing 56% year-over-year growth. As of December 31, 2021, approximately 32% of our users were also Paid Subscribers. We aim to increase the number of our users that are Paid Subscribers over time.
Growing With Users Over Time
The vast majority of the connected machines we sell are first-time Cricut purchases. We launch software enhancements and new tools for our connected machines, as well as new accessories and materials SKUs, to enhance the capabilities of our connected machines over time. We grow with our users as they continue to create on their connected machines, subscribe to Cricut Access and Cricut Access Premium and purchase à la carte items and our accessories and materials repeatedly.
The table below is a summary of our Users, Paid Subscribers, Subscription ARPU and Accessories and Materials ARPU since Q1 2019. In 2021, we generated, on average, approximately $141 combined from subscriptions and accessories and materials per user. Our users purchase subscriptions and accessories and materials, our higher gross margin categories, long after they first purchase a connected machine. In 2021, the gross margin of our subscriptions and accessories and materials categories was 89% and 38%, respectively, compared to 12% for our connected machines category.

	2019				2020				2021
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Users (in Thousands)	1,907	2,058	2,221	2,525	2,803	3,274	3,681	4,323	4,939	5,373	5,732	6,409
Paid Subscribers (in Thousands)	457	496	536	604	740	996	1,164	1,303	1,614	1,765	1,814	2,037
Subscription ARPU	$6.56	$6.34	$6.47	$6.58	$7.20	$7.91	$8.97	$9.23	$9.96	$9.83	$9.60	$9.18
Accessories and Materials ARPU	$27.60	$26.15	$25.76	$32.90	$25.40	$32.23	$29.41	$40.76	$29.45	$26.67	$18.79	$28.66
We review Subscription ARPU and Accessories and Material ARPU as an indicator of the monetization of the journey of our users. Connected Machine revenue fluctuates as we introduce new connected machines at various price points and as the mix of connected machines purchased changes.
We define Accessories and Materials ARPU as Accessories and Materials revenue divided by average users in a period. Accessories and Materials ARPU fluctuates seasonally as well as over time as we introduce new accessories and materials at various price points and as the volume and mix of accessories and materials purchased changes. We expect this metric to continue to fluctuate both seasonally and over time from shifts in volume and mix.
Factors Affecting Our Performance
Our financial condition and results of operations have been, and will continue to be, affected by a number of factors, including the following:
Attracting New Users and Driving Connected Machine Sales
Our growth depends in part on our ability to drive continued growth in users and connected machine sales. We believe we are in the early stages of growth in our addressable market. We have been successful in attracting new users by delivering positive product experiences and due to the powerful network effects associated with our large and loyal user community. We plan to continue to grow our number of users through word-of-mouth referrals, by investing in sales and marketing initiatives and by broadening our partnerships with new and existing brick-and-mortar and online retail partners and distributors. Our efforts to attract new users outside of the United States and Canada will require us to spend additional resources, particularly in marketing. If we cannot attract new users, our results of operations would be adversely affected.
Engaging and Expanding With our Existing Users
An important part of our success is driven by engagement of our users, as well as our ability to sell additional products to our users after their first connected machine purchase. Our users are engaged when they create with connected machines, design apps and accessories and materials. It is therefore important that users find our products intuitive and easy to use. As users create on their connected machines, they are more likely to purchase subscriptions and accessories and materials. Historically we find that our users continue to be engaged over time. As of December 31, 2021, 81% of our 6.4 million users created on their connected machines in the last 365 days. This durable relationship is motivated by new software and products that we launch to expand the capabilities of existing connected machines as well as through the inspiration derived from our large and passionate community. If our users engage with their connected machines less over time, the overall growth in our business may slow.
Scaling our Product Offerings
We have historically enjoyed strong demand for our products, driving methodical growth. Our growth depends in part on our ability to design and introduce new products and enhance existing products that meet the preferences of our users. We must also carefully manage any changes to our product offerings so that we do not harm our brand or our relationships with our users. To continue to grow, we must employ the right personnel to execute our product roadmap and effectively work with third-party suppliers and manufacturers. If we fail to expand our products or maintain high quality standards in our products, our brand, business and results of operations will be adversely affected.
Managing our Supply Chain
We rely on third-party suppliers, contract manufacturers and third-party logistics partners to produce and distribute our products. Our ability to grow depends largely on the ability of these third-party companies to scale with us, provide high quality services and deliver components and finished products on time and at reasonable costs. While we are working to diversify our supply chain, some of our third-party suppliers and manufacturers are sole-source suppliers, including one manufacturer for the majority of our connected machines. Our concentration of suppliers could lead to supply shortages, long lead times for components and supply changes. Much of our supply chain originates in Malaysia and China. We expect to pursue additional geographic diversification in our supply chain to mitigate tariffs and other supply chain challenges. We must continue to build relationships with strong third-party suppliers, contract manufacturers and third-party logistics companies and continue to diversify our supply chain to improve operational results. We manage our inventory levels to account for the complexity of our supply chain, resulting in significant working capital risks and elevated obsolescence risks.
Driving Innovation
We focus on understanding our users and their needs. We engage with our users through our customer service channels, as well as through regularly conducted surveys, ethnographies and focus groups. Social media serves as an additional conversational channel where we learn from our users. We then seek to methodically translate these insights into elegant solutions that serve the needs of our users, including through new products and enhancements to existing products. In particular, we are continually driving innovation in our software, connected machines, design apps, accessories and materials. While all of these offerings are designed to work seamlessly with each other, they each require significantly different strengths and talents, and so we have built our research and development teams with the unique needs of each offering in mind. Improving our software, expanding the capabilities of our connected machines and subscriptions and releasing new accessories and materials will require continued investment and expenses. As a result, our reported capital expenditures and research and development expenses should be viewed in tandem to understand our investments in innovation.
Balancing Operating Discipline and Investment for Growth
We seek to balance investments for long-term growth with operating discipline and the profitability of our business. We have been net income profitable every year since 2017. See the section titled “—Key Business Metrics” for information regarding our net income and net income margin over the last three years. We expect net income margin to fluctuate as a percentage of revenue in the near term and long term. We have a strong focus on the unit economics of each of our products and consistency in how we operate the business. Our investments to date have been critical to our success and have allowed us to reach 6.4 million users as of December 31, 2021 and launch more than 3,000 SKUs since the launch of our first connected machine. We will continue to prioritize our investments in technology innovation including software and hardware development, content and accessories and materials. In addition, we are investing in sales and marketing and operations as appropriate to support our growth. Our expenses may also increase as we hire additional personnel and continue to attract technical talent. While we expect to continue or increase our spending in these investments in the future, we cannot be certain they will result in the growth of our number of users or increase engagement with existing users.
Growing Internationally
Expanding internationally, including by entering new geographic markets and increasing our sales in markets that we have already entered, requires us to invest in sales and marketing, distribution partnerships, infrastructure and personnel. Our international growth will depend on our ability to create brand awareness, attract new users, develop retail and distribution partnerships and sell connected machines, subscriptions and accessories and materials. Our international expansion has resulted in, and will continue to result in, increased costs and is subject to a variety of risks, including content localization, multilingual customer support, potentially complex delivery logistics and compliance with foreign laws and regulations.
Seasonality
Historically, we have experienced the highest revenue levels in the fourth quarter of the year, coinciding with the holiday shopping season in the United States. For example, in 2019, 2020 and 2021, our fourth quarter represented 36%, 39% and 30% of total revenue for the year, respectively. Our promotional discounting activity is higher in the fourth quarter as well, which negatively impacts gross margin during this period. For example, gross margin in the fourth quarter of 2021 was 27%, compared to gross margin of 35% for all of 2021. Additionally, sales of accessories and materials typically rise and fall with seasonal holiday crafting periods. The seasonality patterns experienced in 2020 and 2021 are not representative of our typical historical patterns due to the unique aspects of the pandemic. For example, we experienced unusually high demand in the first and second quarters of 2021, which is inconsistent with normal seasonality patterns. As the impact of the pandemic on behaviors abate, we expect to return to a more normal seasonality pattern. As we continue to grow internationally, we expect we may experience seasonality in additional markets, which may differ from the seasonality experienced in the United States.
Key Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends and make strategic decisions.

	Year Ended December 31,
	2021	2020	2019
Users (in thousands)	6,409	4,323	2,525
Percentage of Users Creating in Trailing 90 Days	60%	65%	64%
Paid Subscribers (in thousands)	2,037	1,303	604

	Year Ended December 31,
	2021	2020	2019
Subscription ARPU	$38.37	$32.52	$25.57
Accessories and Materials ARPU	$102.91	$125.88	$111.44
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
Percentage of Users Creating in Trailing 90 Days
We define the Percentage of Users Creating in Trailing 90 Days as the percentage of users who have used a connected machine for any activity, such as cutting, writing or any other activity enabled by our connected machines, in the past 90 days. This metric is a key indicator of our engagement with users, which helps drive sales of subscriptions and accessories and materials. We began tracking this metric in July 2019 and therefore do not have information for the full year 2019 or for any prior periods. There are certain limitations associated with this metric. For example, this metric does not capture how active a User is during the 90-day period, nor whether a User is purchasing subscriptions or accessories and materials. We compensate for some of these limitations by also reviewing other metrics that capture portions of this information, including the metrics below.

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
Components of our Results of Operations
We operate and manage our business in three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. We identify our reportable segments based on the information used by management to monitor performance and make operating decisions. See Note 17 to our audited consolidated financial statements included elsewhere in this filing for additional information regarding our reportable segments.
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
Subscriptions
We generate Subscriptions revenue primarily from sales of subscriptions to Cricut Access and Cricut Access Premium and a minimal amount of revenue allocated to the unspecified future upgrades and enhancements related to the essential software and access to our cloud-based services. For a monthly or annual subscription fee, Cricut Access includes a subscription to images, fonts and projects as well as other member benefits, including exclusive software features and functionality, discounts, and priority Cricut Member Care. For an annual subscription fee, Cricut Access Premium includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping. Subscriptions revenue excludes à la carte digital content purchases. Subscriptions revenue is recognized on a ratable basis over the subscription term.
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
Sales and Marketing
Sales and marketing expenses consist primarily of the advertising and marketing of our products, third-party payment processing fees, personnel-related expenses, including salaries and bonuses, benefits and stock-based compensation expense, as well as sales incentives, professional services, promotional items, and allocated overhead costs. We expect our sales and marketing expenses as a percentage of revenue to fluctuate in the near and long term as we expand internationally and launch new products.
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
Other Expense, Net
Other expense, net consists primarily of interest expense associated with our debt financing arrangements and amortization of debt issuance costs.
Provision for Income Taxes
Provision for income taxes consists of income taxes in the United States and certain state and foreign jurisdictions in which we conduct business. We have not recorded a valuation allowance against our deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will be realized.

Results of Operations
The following tables set forth the components of our audited consolidated statements of operations for each of the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of results of operations is not necessarily indicative of results of future periods.
The following table is presented in thousands:

	Year Ended December 31,
	2021	2020	2019
(in thousands)
Revenue:
Connected machines	$548,205	$416,714	$198,144
Subscriptions	205,858	111,337	53,829
Accessories and materials	552,164	430,979	234,581
Total revenue	1,306,227	959,030	486,554
Cost of revenue:
Connected machines(1)	484,025	351,898	176,894
Subscriptions(1)	21,961	13,125	8,827
Accessories and materials(1)	342,791	261,633	158,483
Total cost of revenue	848,777	626,656	344,204
Gross profit	457,450	332,374	142,350
Operating expenses:
Research and development(1)	79,814	38,930	26,674
Sales and marketing(1)	133,963	63,329	40,110
General and administrative(1)	51,268	29,602	22,005
Total operating expenses	265,045	131,861	88,789
Income from operations	192,405	200,513	53,561
Other expense, net	(32)	(1,320)	(3,293)
Income before provision for income taxes	192,373	199,193	50,268
Provision for income taxes	51,900	44,615	11,057
Net income	$140,473	$154,578	$39,211

(1)    Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	2019
(in thousands)
Cost of revenue
Connected machines	$34	$7	$2
Subscriptions	219	31	11
Accessories and materials	—	—	—
Total cost of revenue	253	38	13
Research and development	15,782	3,332	881
Sales and marketing	13,814	4,794	623
General and administrative	8,225	1,320	328
Total stock-based compensation expense	$38,074	$9,484	$1,845

Comparison of the years ended December 31, 2021 and 2020
Revenue

	Years Ended December 31,
		Change			Change
	2021	$	%	2020	$	%	2019
(dollars in thousands)
Revenue:
Connected machines	$548,205	$131,491	32%	$416,714	$218,570	110%	$198,144
Subscriptions	205,858	94,521	85%	111,337	57,508	107%	53,829
Accessories and materials	552,164	121,185	28%	430,979	196,398	84%	234,581
Total revenue	$1,306,227	$347,197	36%	$959,030	$472,476	97%	$486,554

Connected Machines revenue increased by $131.5 million, or 32%, to $548.2 million for the year ended December 31, 2021 from $416.7 million for the year ended December 31, 2020. The increase was primarily driven by growth in the number of Connected Machines sold during the period, including sales of Explore 3 and Maker 3, which launched in June 2021.
Subscriptions revenue increased by $94.5 million, or 85%, to $205.9 million for the year ended December 31, 2021 from $111.3 million for the year ended December 31, 2020. The increase was primarily driven by an increase in the number of Paid Subscribers which increased by 56% from 1.3 million as of December 31, 2020 to 2.0 million as of December 31, 2021.
Accessories and Materials revenue increased by $121.2 million, or 28%, to $552.2 million for the year ended December 31, 2021 from $431.0 million for the year ended December 31, 2020. The increase was primarily driven by growth in unit sales of Accessories and Materials during the period, particularly growth in units of EasyPress, Mug Press, which launched in March 2021, and project materials.
Cost of Revenue, Gross Profit and Gross Margin

	Years Ended December 31,
		Change			Change
	2021	$	%	2020	$	%	2019
(dollars in thousands)
Cost of Revenue:
Connected machines	$484,025	$132,127	38%	$351,898	$175,004	99%	$176,894
Subscriptions	21,961	8,836	67%	13,125	4,298	49%	8,827
Accessories and materials	342,791	81,158	31%	261,633	103,150	65%	158,483
Total cost revenue	$848,777	$222,121	35%	$626,656	$282,452	82%	$344,204
Gross Profit:
Connected machines	$64,180	$(636)	(1)%	$64,816	$43,566	205%	$21,250
Subscriptions	183,897	85,685	87%	98,212	53,210	118%	45,002
Accessories and materials	209,373	40,027	24%	169,346	93,248	123%	76,098
Total gross profit	$457,450	$125,076	38%	$332,374	$190,024	133%	$142,350
Gross Margin
Connected machines	12%			16%			11%
Subscriptions	89%			88%			84%
Accessories and materials	38%			39%			32%

Years Ended December 31, 2021 and 2020
Connected Machines cost of revenue increased by $132.1 million, or 38%, to $484.0 million for the year ended December 31, 2021 from $351.9 million for the year ended December 31, 2020. The increase was primarily driven by growth in the number of Connected Machines sold during the year ended December 31, 2021 compared to the year ended December 31, 2020.
Gross margin for Connected Machines decreased to 12% for the year ended December 31, 2021 from 16% for the year ended December 31, 2020. Gross margin decreased due to higher promotions, sales incentives, and freight costs due to global supply chain challenges as a percentage of revenue.
Subscriptions cost of revenue increased $8.8 million, or 67%, to $22.0 million for the year ended December 31, 2021 from $13.1 million for the year ended December 31, 2020. The increase was primarily driven by an increase in hosting fees to support our growing number of subscribers along with increases in amortization of capitalized software development costs, and digital content costs.
Gross margin for Subscriptions increased to 89% for the year ended December 31, 2021 from 88% for the year ended December 31, 2020. Gross margin increased due to lower amortization of capitalized software development costs as a percentage of subscriptions revenue.
Accessories and Materials cost of revenue increased by $81.2 million, or 31%, to $342.8 million for the year ended December 31, 2021 from $261.6 million for the year ended December 31, 2020. The increase was primarily driven by growth in the units of project materials, Mug Press, and EasyPress sold during the period.
Gross margin for Accessories and Materials decreased to 38% for the year ended December 31, 2021 from 39% for the year ended December 31, 2020. Gross margin decreased primarily due to higher freight costs due to global supply chain challenges.
Operating Expenses
Research and Development

	Years Ended December 31,
		Change			Change
	2021	$	%	2020	$	%	2019
(dollars in thousands)
Research and development	$79,814	$40,884	105%	$38,930	$12,256	46%	$26,674
As a percentage of total revenue	6%			4%			5%
Research and development expenses increased by $40.9 million, or 105%, to $79.8 million for the year ended December 31, 2021 from $38.9 million for the year ended December 31, 2020. The increase was primarily due to a $13.7 million increase in product development expenses for future products, a $12.5 million increase in stock-based compensation expense, and a $11.2 million increase in payroll-expenses due to increases in research and development personnel.
Sales and Marketing

	Years Ended December 31,
		Change			Change
	2021	$	%	2020	$	%	2019
(dollars in thousands)
Sales and marketing	$133,963	$70,634	112%	$63,329	$23,219	58%	$40,110
As a percentage of total revenue	10%			7%			8%
Sales and marketing expenses increased by $70.6 million, or 112%, to $134.0 million for the year ended December 31, 2021 from $63.3 million for the year ended December 31, 2020. The increase was primarily due to a $32.6 million increase in advertising and other marketing costs, a $15.4 million increase in payment processing fees, a $9.0 million increase in stock-based compensation expense, and a $7.9 million increase in payroll-related expenses due to more sales and marketing personnel.

General and Administrative

	Years Ended December 31,
		Change			Change
	2021	$	%	2020	$	%	2019
(dollars in thousands)
General and administrative	$51,268	$21,666	73%	$29,602	$7,597	35%	$22,005
As a percentage of total revenue	4%			3%			5%
General and administrative expenses increased by $21.7 million, or 73%, to $51.3 million for the year ended December 31, 2021 from $29.6 million for the year ended December 31, 2020. The increase was primarily due to a $6.9 million increase in stock-based compensation, a $5.0 million increase in payroll-related expenses due to increases in personnel, and a $3.6 million increase in professional services.
Other Expense, Net

	Years Ended December 31,
		Change			Change
	2021	$	%	2020	$	%	2019
(dollars in thousands)
Other expense, net	$(32)	$1,288	(98)%	$(1,320)	$1,973	(60)%	$(3,293)
Other expense, net changed by $1.3 million, or (98)%, to expense of $32 thousand for the year ended December 31, 2021 from a net expense of $1.3 million for the year ended December 31, 2020. The change was primarily due to a decrease in interest expense as we repaid all outstanding borrowings in September 2020 and had no outstanding borrowings during the year ended December 31, 2021.
Provision for Income Taxes

	Years Ended December 31,
		Change			Change
	2021	$	%	2020	$	%	2019
(dollars in thousands)
Provision for income taxes	$51,900	$7,285	16%	$44,615	$33,558	304%	$11,057
Provision for income taxes increased by $7.3 million, or 16%, to $51.9 million for the year ended December 31, 2021 from $44.6 million for the year ended December 31, 2020. This represents an effective tax rate of 27.0% and 22.4% for the years ended December 31, 2021 and 2020, respectively. The increase in the tax rate is due mainly to the allocation of sales in states with high tax rates and nexus in additional states for 2020. Additionally, we recorded a reduction to the deferred tax asset related to stock-based compensation as a result of Section 162(m) rules which are now applicable.
Liquidity and Capital Resources
Our operations during the periods presented have been financed primarily through cash flow from operating activities, borrowings under credit facilities and the net proceeds from our initial public offering in March of 2021. We believe our balances of cash and cash equivalents, which totaled $241.6 million as of December 31, 2021, along with forecasted cash expected to be generated by ongoing operations and $150.0 million in available borrowings on our credit facility (see Note 8) will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
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

Our material cash requirements include the following contractual and other obligations:
Employee Compensation
Compensation for employees include fixed (salaried and hourly) and variable (commissions, bonuses, etc.) elements as well as the cost of benefits and many fluctuate with sales, financial results, hiring and retention activity and payment of withholding taxes on vested stock-based awards.
Inventory and Supply Chain
We utilize third-party contract manufacturers to source components and finished goods and third-party logistics companies to warehouse and distribute our products. As of December 31, 2021, we had component purchase obligations of $41.9 million, with $24.8 million payable within 12 months in addition to ongoing inventory purchases of finished goods from our contract manufacturers. These manufacturing purchase obligations are primarily noncancellable. Actual inventory purchases will vary based on current and forecasted demand for our products. Payments to third-part logistics companies are largely variable and are primarily driven by inventory levels and receiving and shipping activity levels.
Leases
As of December 31, 2021, we had fixed lease payment obligations of $25.0 million, with $4.9 million payable within 12 months primarily for corporate and other office space. See Note 13 of the notes to our consolidated financial statements for additional information.
Cash Flows

	Year Ended December 31,
	2021	2020	2019
(in thousands)
Net cash flows (used in) provided by operating activities	$(104,949)	$248,227	$3,861
Net cash flows used in investing activities	(35,786)	(21,842)	(14,095)
Net cash flows provided (used in) by financing activities	260,244	(110,915)	10,896
Operating Activities
The change in net cash flows from operating activities for the year ended December 31, 2021 compared to year ended December 31, 2020 is primarily due to increased cash used to rebuild depleted inventories and fund higher inventory levels to mitigate global supply chain challenges as well as cash used to pay down accounts payable. These cash uses were partially offset by a smaller increase in accounts receivable in 2021 compared to 2020.
Investing Activities
The change in net cash flows from investing activities for the year ended December 31, 2021 compared to year ended December 31, 2020 was due to increased property and equipment acquisition and capitalized software development costs.
Financing Activities
The change in net cash flows from financing activities for the year ended December 31, 2021 compared to year ended December 31, 2020 was primarily due to proceeds of $262.0 million received from our IPO, net of underwriter discounts and offering costs compared to net outflows during 2020 due to a cash dividend and payments on the line of credit and term loan.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements include those described in Note 2 of the notes to our consolidated financial statements in the section titled “—Summary of Significant Accounting Policies” in Item 8 of this Annual Report on Form 10-K.
During the past three fiscal years, we have not made any material changes to the accounting methodologies used to assess the areas discussed below, unless noted otherwise. We believe that our significant accounting estimates involve a higher degree of judgment and/or complexity for the reasons discussed below.
Customer rebates
We recognize revenue at the net sales price, which includes certain estimates for variable consideration related to customer rebates with our key brick-and-mortar and online retail partners. These promotional programs are designed to enhance the sale of our products and consist of incentives to our customers. The promotional programs include advertising allowances, volume and growth incentives, business development, product damage allowances and point-of-sale support. Sales incentives are considered to be variable consideration, which we estimate using the expected value method or most likely amount, based upon the nature of the incentive. Sales are reduced by the cost of these promotional and rebate programs and we record a related customer rebate liability in our consolidated balance sheets at the date of the transaction. Certain customer rebate programs are estimates at period end due to the nature of the incentives or expected and yet-to-be announced incentive programs that apply to current period revenue transactions. These estimates are based on our incentive program experience, historical and projected sales data and current contractual terms. The remaining portion of this liability is based on contractual amounts and does not require estimation.
In limited cases where the customer rebate is specifically for co-operative marketing or advertising campaigns, we classify these expenditures as selling and marketing expenses only if they meet the criteria of being a distinct good or service, are distinct within the context of the contract and the fair value is readily estimable. While management believes estimated amounts are reasonable, actual results may vary from our estimates due to uncertainty regarding forecasted volume, product damage claims, or qualifying activities by our customers.
Stock-based compensation
Stock-based compensation costs are recognized over the requisite service period, which is generally the vesting period, on a straight-line basis for awards with only a service condition. The graded vesting method is used for awards that have service and other conditions. Forfeitures are accounted for as they occur. Stock-based compensation recognized over the service period is based on the grant date fair value of equity classified awards and is based on the fair value of liability classified at each reporting date through settlement.
Through the date of our corporate reorganization in March 2021 (“Corporate Reorganization”), Cricut Holdings had granted to certain of our employees common incentive units (“CIUs”), options to purchase zero-strike price incentive units, and incentive unit equivalents (phantom units). The grant date fair value of CIUs and options to purchase zero-strike price incentive units was determined using the Black-Scholes option-pricing model. The fair value of incentive unit equivalents which also had a market condition, was estimated using a Geometric Brownian Motion Stock Path Monte Carlo Simulation, or Monte Carlo Simulation.
The determination of the grant date fair value of the awards issued was affected by a number of variables, including the fair value of Cricut Holdings’ units, the expected unit price volatility over the expected life of the awards, the expected term of the award, risk-free interest rates, the expected dividend yield of Cricut Holdings’ units and the likelihood of termination. We derived our volatility from the average historical stock volatilities of peer public companies over a period equivalent to the expected term of the awards. We estimated the expected term based on the expected time to a liquidation event or other transaction that would result in settlement of the award. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was 0.0% as Cricut Holdings has not paid and does not anticipate paying dividends on its common units other than a one-time dividend paid in September 2020. Likelihood of termination for the Monte Carlo Simulation is estimated based upon both historical turnover and anticipated turnover based upon Company or market pressures.
At the time of our Corporate Reorganization, all outstanding awards were settled or modified as described in Note 11 of the notes to our consolidated financial statements. After our Corporate Reorganization and initial public offering in March 2021, we estimate the fair value of stock-based awards based on the observable fair value of our common stock, the risk-free interest rate, volatility based upon a blended average of historical stock volatilities of peer companies and historical volatility of our stock price over a period equal to the expected term of the awards, and our expected dividend yield.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar depending on the circumstances. For foreign subsidiaries where the functional currency is the local currency, assets and liabilities are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenue and expenses are translated using the average exchange rate for the relevant period. Equity transactions are translated using historical exchange rates. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other results of operations as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in general and administrative operating expenses in our consolidated statements of operations. As the impact of foreign currency exchange rates was not material to results of operations during 2019, 2020 and 2021, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Cricut, Inc.
South Jordan, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cricut, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2021 due to the adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Variable Consideration Related to Customer Rebates

As described in Note 2 to the consolidated financial statements, the Company recognizes revenue at the net sales price, which includes certain estimates for variable consideration related to customer rebates. The reserves for variable consideration related to customer rebates are recorded as a liability in the consolidated balance sheets and totaled $37 million as of December 31, 2021. While a portion of this liability is based on contractual amounts and does not require estimation, certain customer rebate programs are estimates at period end due to the nature of the incentives or expected and yet-to-be announced incentive programs that apply to current period revenue transactions.

We identified the auditing of certain estimated variable consideration related to customer rebate amounts as a critical audit matter. Specifically, estimated variable consideration for certain customer rebates reflects management's evaluation of contractual terms, historical experience and assumptions over projected sales data and additional incentives expected to be granted. Auditing these estimates involved especially challenging and complex auditor judgment due to the level of uncertainty involved in management’s subjective assumptions regarding the expected realization of these various programs.

The primary procedures we performed to address this critical audit matter included:

•Assessing the completeness of estimated customer rebate listings with the Company’s internal sales personnel.
•Developing an expectation for estimated variable consideration and liabilities related to customer rebates using sales data, rebate percentages per contractual agreements and historical claims data and comparing to actual results.
•Assessing the current and historical accuracy of management’s estimates by comparing customer rebate liabilities to actual settlements made in subsequent periods and for a selection of liabilities, evaluating whether the Company considered relevant information, including agreements with customers, historical data, and economic conditions.
•Performing a search for unrecorded customer rebate liabilities at period end by inspecting significant subsequent claims activity.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2012.

Salt Lake City, Utah
March 8, 2022

Cricut, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$241,597	$122,215
Accounts receivable, net	199,508	162,931
Inventories	454,174	248,745
Prepaid expenses and other current assets	32,820	4,916
Total current assets	928,099	538,807
Property and equipment, net	53,261	33,441
Operating lease right-of-use assets	17,653	—
Intangible assets, net	1,520	2,280
Deferred tax assets	3,255	3,119
Other assets	2,462	3,753
Total assets	$1,006,250	$581,400
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$204,714	$251,658
Accrued expenses and other current liabilities	69,351	71,324
Deferred revenue, current portion	30,547	23,518
Operating lease liabilities, current portion	3,755	—
Total current liabilities	308,367	346,500
Operating lease liabilities, net of current portion	15,780	—
Deferred revenue, net of current portion	4,858	2,758
Other non-current liabilities	3,269	3,217
Total liabilities	332,274	352,475
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021. No shares issued, authorized or outstanding as of December 31, 2020.	—	—
Common stock, par value $0.001 per share, 1,250,000,000 shares authorized as of December 31, 2021, 221,913,559 shares issued and outstanding as of December 31, 2021; 257,058,262 shares authorized as of December 31, 2020, 208,116,104 shares issued and outstanding as of December 31, 2020.	222	208
Additional paid-in capital	717,369	412,741
Accumulated deficit	(43,560)	(184,033)
Accumulated other comprehensive income (loss)	(55)	9
Total stockholders’ equity	673,976	228,925
Total liabilities and stockholders’ equity	$1,006,250	$581,400
See accompanying notes to these consolidated financial statements.

Cricut, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Connected machines	$548,205	$416,714	$198,144
Subscriptions	205,858	111,337	53,829
Accessories and materials	552,164	430,979	234,581
Total revenue	1,306,227	959,030	486,554
Cost of revenue:
Connected machines	484,025	351,898	176,894
Subscriptions	21,961	13,125	8,827
Accessories and materials	342,791	261,633	158,483
Total cost of revenue	848,777	626,656	344,204
Gross profit	457,450	332,374	142,350
Operating expenses:
Research and development	79,814	38,930	26,674
Sales and marketing	133,963	63,329	40,110
General and administrative	51,268	29,602	22,005
Total operating expenses	265,045	131,861	88,789
Income from operations	192,405	200,513	53,561
Total other expense, net	(32)	(1,320)	(3,293)
Income before provision for income taxes	192,373	199,193	50,268
Provision for income taxes	51,900	44,615	11,057
Net income	$140,473	$154,578	$39,211
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(64)	37	(28)
Comprehensive income	140,409	154,615	39,183
Earnings per share, basic	$0.67	$0.74	$0.19
Earnings per share, diluted	$0.64	$0.74	$0.19
Weighted-average common shares outstanding, basic	208,833,827	208,116,104	208,116,104
Weighted-average common shares outstanding, diluted	219,776,069	208,116,104	208,116,104
See accompanying notes to these consolidated financial statements.

Cricut, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	208,116,104	$208	$457,380	$(377,822)	$—	$79,766
Net Income	—	—	—	39,211	—	39,211
Capital contributions	—	—	1,296	—	—	1,296
Stock-based compensation	—	—	1,625	—	—	1,625
Compensatory units repurchased	—	—	(728)	—	—	(728)
Other comprehensive loss	—	—	—	—	(28)	(28)
Balance as of December 31, 2019	208,116,104	$208	$459,573	$(338,611)	$(28)	$121,142
Net income	—	—	—	154,578	—	154,578
Capital contributions	—	—	2,452	—	—	2,452
Stock-based compensation	—	—	4,956	—	—	4,956
Compensatory units repurchased	—	—	(3,038)	—	—	(3,038)
Cash dividend	—	—	(51,202)	—	—	(51,202)
Other comprehensive income	—	—	—	—	37	37
Balance as of December 31, 2020	208,116,104	$208	$412,741	$(184,033)	$9	$228,925
Net income	—	—	—	140,473	—	140,473
Capital contributions	—	—	200	—	—	200
Initial public offering, net of offering costs	14,218,815	14	260,675	—	—	260,689
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	121,014	—	(2,606)	—	—	(2,606)
Forfeiture of unvested common stock	(541,850)	—	—	—	—	—
Repurchase upon Corporate Reorganization	(524)	—	(10)	—	—	(10)
Extinguishment of liability awards to equity	—	—	10,784	—	—	10,784
Stock-based compensation	—	—	35,755	—	—	35,755
Compensatory units repurchased	—	—	(170)	—	—	(170)
Other comprehensive loss	—	—	—	—	(64)	(64)
Balance as of December 31, 2021	221,913,559	$222	$717,369	$(43,560)	$(55)	$673,976
See accompanying notes to these consolidated financial statements.

Cricut, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$140,473	$154,578	$39,211
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	19,388	14,116	9,178
Impairment of trade name	—	—	747
Stock-based compensation	38,074	9,484	1,845
Deferred income tax	(135)	(2,463)	(1,257)
Non-cash lease expense	4,186	—	—
(Gain) loss on disposal of property and equipment	(2)	—	16
Provision for inventory obsolescence	5,070	2,802	5,193
Provision for doubtful accounts	1,096	128	699
Loss on extinguishment of debt	—	162	—
Changes in operating assets and liabilities:
Accounts receivable	(37,673)	(97,625)	(4,876)
Inventories	(207,978)	(37,979)	(73,233)
Prepaid expenses and other current assets	(27,942)	(2,991)	4,550
Other assets	(934)	(450)	(79)
Accounts payable	(46,667)	157,023	10,340
Accrued expenses and other current liabilities and other non-current liabilities	3,639	39,732	7,454
Operating lease liabilities	(4,672)	—	—
Deferred revenue	9,128	11,710	4,073
Net cash and cash equivalents (used in) provided by operating activities	(104,949)	248,227	3,861
Cash flows from investing activities:
Acquisitions of property and equipment, including capitalized software development costs	(35,786)	(21,842)	(14,095)
Net cash and cash equivalents used in investing activities	(35,786)	(21,842)	(14,095)
Cash flows from financing activities:
Proceeds from capital contributions	200	1,088	1,296
Proceeds from issuance of common stock upon initial public offering, net of offering costs	262,007	—	—
Repurchase of compensatory units	(170)	(3,038)	(728)
Proceeds from exercise of stock options	272	—	—
Employee tax withholding payments on stock-based awards	(2,017)	—	—
Payments on term loan	—	(22,917)	(4,417)
Drawdowns on revolving loan	—	228,269	502,730
Payments on revolving loan	—	(260,862)	(487,755)
Payments on capital leases	—	(81)	(127)
Payments for debt issuance costs	—	(854)	(103)
Cash dividend	—	(51,202)	—
Other financing activities, net	(48)	(1,318)	—
Net cash and cash equivalents (used in) provided by financing activities	260,244	(110,915)	10,896
Effect of exchange rate on changes on cash and cash equivalents	(127)	92	(25)
Net increase in cash and cash equivalents	119,382	115,562	637
Cash and cash equivalents at beginning of period	122,215	6,653	6,016
Cash and cash equivalents at end of period	$241,597	$122,215	$6,653
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$14	$1,306	$3,301
Cash paid during the period for income taxes	$81,132	$42,315	$6,652
See accompanying notes to these consolidated financial statements.

Cricut, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,805	$—	$—
Refinance of credit facility	$—	$—	$11,667
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$3,355	$2,585	$4,245
Tax withholdings on stock-based awards included in accrued expenses and other current liabilities	$860	$—	$—
Stock-based compensation capitalized for software development costs	$1,607	$253	$85
Deferred offering costs in accounts payable and accrued expenses and other current liabilities	$—	$623	$—
Reclassification of liability awards to equity upon modification	$10,784	$—	$—
Leasehold improvements acquired through tenant allowances	$—	$936	$—
Purchased unit equivalents issued in settlement of bonus	$—	$1,364	$—
See accompanying notes to these consolidated financial statements.

Cricut, Inc.
Notes to Consolidated Financial Statements
1.Description of Business and Basis of Presentation
Nature of Business
Cricut, Inc. (“Cricut” or the “Company”) is a designer and marketer of a creativity platform that enables users to turn ideas into professional-looking handmade goods. Using the Company’s versatile connected machines, design apps and accessories and materials, users create everything from personalized birthday cards, mugs and T-shirts to large-scale interior decorations. The Company’s connected machines and related accessories and materials and subscription services are primarily marketed under the Cricut brand in the United States, as well as Europe and other countries of the world. Headquartered in South Jordan, Utah, the Company is an innovator in its industry, focused on bringing innovative technology (automation and consumerization of industrial tools) to the craft, DIY and home décor categories. The Company’s consolidated financial statements include the operations of its wholly owned subsidiaries, which are located throughout Europe and in the Asia-Pacific region.
The Company designs, markets and distributes the Cricut family of products, including connected machines, design apps and accessories and materials. In addition, Cricut sells a broad line of images, fonts and projects for purchase à la carte.
On September 2, 2020, Cricut converted from a Utah corporation to a Delaware corporation. In connection with such conversion, each share of Class A common stock, par value $0.01, of the Utah corporation was exchanged for one share of common stock of the Delaware corporation, par value $0.001. On March 11, 2021, the Company filed an Amended and Restated Certificate of Incorporation to effect a 64.2645654-for-1 forward stock split of its outstanding common stock. The par value per share was not adjusted as a result of the forward stock split. All authorized, issued and outstanding shares of common stock, additional paid in capital and the related per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect the forward stock split for all prior periods presented.
The Company organizes its business into the following three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. See Note 17 for further discussion of the Company’s segment reporting structure.
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

In connection with the Corporate Reorganization the outstanding stock-based compensation awards issued by Cricut Holdings were modified or settled as described in Note 11 below.
Upon filing the amended and restated certificate of incorporation, all of the Company’s historical Common Stock converted to Class B common stock. Shares of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain prior year reported amounts have been reclassified to conform with the current period presentation. These reclassifications did not have a material impact on the Company's consolidated financial statements or related footnotes.
The consolidated financial statements include the accounts of Cricut, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
2.Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. For revenue recognition, examples of estimates and judgments include: determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price (“SSP”) of performance obligations, estimating variable consideration such as sales incentives and product returns. Other estimates include the warranty reserve, allowance for doubtful accounts, inventory reserve, intangible assets and other long-lived assets valuation, legal contingencies, stock-based compensation, income taxes, deferred tax assets valuation and developed software, among others. These estimates and assumptions are based on the Company’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including any effects of the ongoing pandemic and the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from these estimates.
Comprehensive Income
Comprehensive income consists of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to net gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Realized and unrealized foreign currency transaction gains and losses included in net income are recorded within operating expenses. Foreign currency transaction gains (losses) totaled $(0.9) million, $(0.3) million, and $0.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include money market funds and are stated at fair value. The Company also classifies amounts in transit from payment processors for credit card and debit card transactions as cash equivalents.

Accounts Receivable
Accounts receivable are recorded at original invoice amounts less estimates for credit losses. Management determines the allowance for credit losses by specifically identifying troubled accounts and by using historical write off experience, adjusted for current market conditions and reasonable supportable forecasts of future economic conditions, applied to an aging of all other accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Accounts receivable consist of the following:

	December 31,
	2021	2020
(in thousands)
Trade accounts receivable	$194,757	$161,070
Other receivables	6,205	2,218
Less: Allowance for doubtful accounts	(1,454)	(357)
Total accounts receivable, net	$199,508	$162,931
The movements in the allowance for credit losses were not material for any of the periods presented.
Concentration of Credit Risk
The Company maintains cash and cash equivalents in deposit accounts at financial institutions that, at times, may significantly exceed federally insured limits. Historically, the Company has not experienced any losses related to such accounts. The Company’s non-interest bearing cash balances at December 31, 2021 and 2020 were fully insured up to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may significantly exceed federally insured limits.
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers, generally does not require collateral and considers the credit risk profile of the customer from which the receivable is due in further evaluating collection risk. The Company maintains allowances for possible losses which, when realized, have been within the range of management’s expectations. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for product purchased, it would have a material adverse effect on the Company’s financial condition and results of consolidated operations. Customers that accounted for 10% or greater of accounts receivable, net as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Customer A	23%	21%
Customer B	*	16%
Customer C	12%	22%
Customer D	*	10%

* Accounts receivable was less than 10%.

Customers with revenue equal to or greater than 10% of total revenue for the periods indicated were as follows:

	Year Ended December 31,
	2021	2020	2019
Customer A	11%	*	12%
Customer B	*	11%	11%
Customer C	10%	14%	*
Customer D	14%	14%	21%
* Revenue was less than 10%.
The revenue from these customers is associated with the Connected Machines and Accessories and Materials segments.
Supplier Concentration
The Company relies on third parties for the supply and manufacture of its products, as well as third-party logistics providers. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time, if at all. Substantially all of the Company’s products are manufactured by outsourcing partners that are located primarily in Asia.
We rely on single source, or a small number of suppliers. For the year ended December 31, 2021, the Company’s top two vendors accounted for approximately 76% of total finished goods purchases. For the year ended December 31, 2020, the Company’s top two vendors accounted for approximately 73% of total finished goods purchases. For the year ended December 31, 2019, the Company’s top three vendors accounted for approximately 84% of total finished goods purchases.
Inventories
Inventories, which primarily consist of finished goods, are valued at the lower of average cost or net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Assessments to value the inventory at the lower of the average cost to purchase the inventory, or the net realizable value of the inventory, are based upon assumptions about future demand, physical deterioration, changes in price levels and market conditions. As a result of the Company’s assessments, when the net realizable value of inventory is less than the carrying value, the inventory cost is written down to the net realizable value and the write down is recorded as a charge to cost of revenue. Inventories include indirect acquisition and production costs that are incurred to bring the inventories to their present condition and location. Inventories are recorded net of reserves for obsolescence. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. Manufacturing tools include tools and molds used in the production process. Expenditures for tools and molds are capitalized and depreciated over the estimated useful lives of the assets. We capitalize certain software development costs in the application development stage in accordance with ASC 350-40, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” and upon the establishment of technological feasibility for a product in accordance with ASC 985-20, “Software to Be Sold, Leased or Otherwise Marketed. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets.

The Company uses the following estimated useful lives:

Computer software, software development costs and equipment	3-5 years
Furniture and fixtures	5-7 years
Manufacturing tools and equipment	3-5 years
Vehicles	5 years
Leasehold improvements	Shorter of lease term or remaining life of the asset
Leases
As described in “Recently adopted accounting standards” below, the Company adopted ASC 842, Leases (“ASC 842”) effective January 1, 2021. Under ASC 842, the Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. Right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable.
As the implicit rate in the Company's leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Company gives consideration to its credit risk, term of the lease, total lease payments and adjusts for the impacts of collateral, as necessary, when calculating its incremental borrowing rates. The Company evaluates renewal options at lease inception and on an ongoing basis, and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. Lease costs for the Company's operating leases are recognized on a straight-line basis within operating expenses and cost of revenue over the reasonably assured lease term.
The Company has elected to not separate lease and non-lease components for leases of office space and, as a result, accounts for any lease and non-lease components for office space as a single lease component, to the extent they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments. The Company’s office leases typically include non-lease components such as common-area maintenance costs. The Company has also elected to not apply the recognition requirement to any leases within its existing classes of assets with a term of 12 months or less.
Legal Contingencies
Liabilities for legal contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. If a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss or states that such an estimate cannot be made. See Note 12.
Debt Issuance Costs
Third-party costs incurred to obtain debt financing are capitalized and amortized using the effective interest method over the life of the debt instruments.
Costs incurred by the lender and paid by the Company for term debt are recorded as a reduction of the debt proceeds (debt discount) and are amortized to interest expense (see Note 8). Costs incurred by the lender and paid by the Company for the revolver debt are recorded as other assets and amortized over the term of the revolver using the straight-line method.

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
Impairment of Long-lived Assets
The Company assesses potential impairments to its long-lived assets, including intangible assets subject to amortization, on an annual basis or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company regularly evaluates whether events or circumstances have occurred that indicate possible impairment and relies on a number of factors, including results of operations, business plans, economic projections and anticipated future cash flows. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to the consolidated statement of operations. During the years ended December 31, 2021, 2020, the Company recorded no impairments relating to amortized intangible assets. During the year ended December 31, 2019, the Company recorded $0.7 million in impairment within sales and marketing expense on the Company’s consolidated statements of operations relating to its amortized intangible assets (see Note 6). During the years ended December 31, 2021, 2020 and 2019, the Company recorded no impairments for certain property and equipment (see Note 5).
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. At December 31, 2021, and 2020, the carrying amounts of cash, accounts receivable, and accounts payable approximate fair values because of the short-term nature of these instruments.
Fair Value Measurement
The Company measures at fair value certain of its financial and non-financial assets and liabilities by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability. Fair value is affected by a number of factors, including the type of asset or liability, the characteristics specific to the asset or liability and the state of the marketplace including the existence and transparency of transactions between market participants. The Company estimates fair value for the assets and liabilities measured and reported at fair value on a recurring or non-recurring basis by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.

•	Level I – Quoted prices are available in active markets for identical assets and liabilities as of the reporting date.

•	Level II – Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable, such as interest rate and yield curves and market-corroborated inputs). Pricing inputs are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

•	Level III – Pricing inputs are unobservable for the assets and liabilities and includes situations where there is little, if any, market activity for the assets and liabilities. The inputs into the determination of fair value require significant management judgment or estimation.
The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company’s non-financial assets and liabilities, which include intangible assets and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment, based upon a comparison of the non-financial instrument’s fair value to its carrying value, an impairment is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. The inputs for fair value calculations of intangible assets and property and equipment, would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows that are not observable from the market, directly or indirectly. The key variables that drive the discounted cash flow analysis are estimated revenue growth rates, levels of profitability, the terminal value growth rate assumptions and the weighted average cost of capital rate applied, among others.
No long-lived assets were measured at fair value on a recurring basis, and financial instruments measured at fair value on a recurring basis were not material at each of December 31, 2021 and 2020.
Money market funds are highly liquid investments and are actively traded. The pricing information for the Company’s money market funds are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. As of December 31, 2021 and December 31, 2020, the Company held $197.8 million and $106.0 million in money market funds, respectively, with no unrealized gains or losses.
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
Basic earnings per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period are determined under the treasury stock method.
Revenue Recognition
The Company derives the majority of its revenue from the sale of connected machines, digital content subscriptions and accessories and materials. The Company markets and sells its products to customers, which include brick-and-mortar and online retail partners as well as users that purchase from the Company’s website at cricut.com.
The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, the Company satisfies a performance obligation.
Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, volume rebates and sales incentives or discounts. The estimates of variable consideration are based on historical return experience, historical and projected sales data and current contract terms.
Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue. The Company accounts for shipping and handling activities performed after a customer obtains control of the goods as activities to fulfill the promise to transfer the good. The Company does not incur significant costs to obtain contracts with customers.
The following describes the nature of the Company’s primary types of revenue and the revenue recognition policies and significant payment terms as they pertain to the types of transactions with its customers.
Connected Machines
Connected machines include the Cricut Joy, Cricut Explore and Cricut Maker machine architectures. Payment for sale of products online through the online channel at cricut.com is collected at point of sale in advance of shipping the products. Payment by traditional brick-and-mortar retail partners, including their online channels, is due under customary fixed payment terms. The Company’s contracts with customers for a connected machine contain multiple promises that include hardware, software, unspecified future upgrades and enhancements related to the software and access to the Company’s cloud-based services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately requires significant judgment. The Company’s software used to design, cut and complete projects can be accessed offline or with the cloud-based services at no charge. When accessed with the cloud-based services, users are also able to sync projects across various devices. The connected machines are not able to function without the software, inclusive of firmware and the downloadable software. Together the hardware and software are inputs into providing the essential functionality of the connected machines and are accounted for as a single performance obligation. Revenue is recognized for the single performance obligation of hardware with essential software at a point-in-time when control is transferred, which is either upon shipment or delivery of goods, in accordance with the terms of each contract with the customer.
The promise to provide the customer with unspecified future upgrades and enhancements related to the essential software and the promise to provide access to the Company’s cloud-based services are both distinct performance obligations that provide incremental benefits to the connected machines and are recognized using a time-based output measure over the service period as the customer consumes the benefit of the service each day. The Company estimates the service period since it is not contractually stated. In developing the estimated period of providing future services, the Company considers past history, plans to continue to provide services, expected technological developments, obsolescence, competition and other factors. The estimated service period may change in the future in response to competition, technology developments and the Company’s business strategy.
Judgment is required to determine the SSP for each distinct performance obligation. The Company allocates revenue to each performance obligation based on their relative SSP. The Company estimates SSP for items that are not sold separately, which include the connected machines and related software, unspecified software upgrades and cloud-based services using information that may include the range of prices for the bundle of products and services and the cost of providing the products or services plus a reasonable margin. In developing SSP estimates, the Company also considers the nature of the products and services and the expected level of future services. SSP of the hardware and essential software reflects the Company’s best estimate of the selling price if it was sold regularly on a standalone basis and comprises the majority of the contract value.
Subscriptions
The Company’s paid subscription services relate to Cricut Access and Cricut Access Premium which provide users access to images, fonts and projects, which is in addition to the free service of unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services noted above. The paid subscription services are offered on a month-to-month or annual basis. Payments for subscription services are due month-to-month or annually in advance. Cricut Access and Cricut Access Premium are generally sold in standalone contracts and reallocations are not required. Revenue related to subscriptions is recognized ratably over the length of the subscription using a time-based output measure as the customer consumes the benefit of the service each day.
Accessories and Materials
The Company also sells accessories and materials (both physical and digital) which generally consist of a single performance obligation and reallocations are not required. Revenue from accessories and materials is recognized at a point-in-time when control is transferred, either upon shipment or delivery of goods, in accordance with the terms of each contract with the customer, or in the case of digital goods, at a point-in-time when the goods are made available to the customer. Payment for sale of accessories and materials through the online channel at

cricut.com is collected at point of sale in advance of shipping the products. Payment by traditional brick-and-mortar retail partners, including their online channels, is due under customary fixed payment terms.
Cost of Revenue
Connected Machines
Cost of revenue related to Connected Machines consists of product costs, including costs of contract manufacturers for production, inspecting and packaging, shipping, receiving, handling, warehousing and fulfillment, duties and other applicable importing costs, warranty replacement, excess and obsolete inventory write-downs, tooling and equipment depreciation and royalties.
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
Customer Rebates
The Company recognizes revenue at the net sales price, which includes certain estimates for variable consideration related to customer rebates with our key brick-and-mortar and online retail partners. These promotional programs are designed to enhance the sale of the Company’s products and consist of incentives to the Company’s customers. The promotional programs include advertising and product damage allowances, volume/growth and business development incentives and point-of-sale support. Sales incentives are considered to be variable consideration, which the Company estimates using the expected value method or most likely amount, based upon the nature of the incentive. Sales are reduced by the cost of these promotional and rebate programs and the Company records a related customer rebate liability in its consolidated balance sheets at the date of the transaction. Certain customer rebate programs are estimates at period end due to the nature of the incentives or expected and yet-to-be announced incentive programs that apply to current period revenue transactions. These estimates are based on the Company’s incentive program experience, historical and projected sales data and current contractual terms. The remaining portion of this liability is based on contractual amounts and does not require estimation.
In limited cases where the customer rebate is specifically for co-operative marketing or advertising campaigns, the Company classifies these expenditures as selling and marketing expenses only if they meet the criteria of being a distinct good or service, are distinct within the context of the contract and the fair value is readily estimable.
Sales Refund Liability
The Company provides its customers a limited right of return with the sale of its products. The Company estimates sales returns and records reserves at the time the related sales are recorded based on historical data and current economic trends. Actual sales returns could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued sales returns by updating the return rates for actual trends and projected costs. The Company classifies the estimated sales returns as a current liability as they are expected to be paid out in less than one year using the expected-value method. The estimated sales returns are recorded as a reduction of revenue at the time of sale and recorded as a liability on the consolidated balance sheets. At the same time this is recorded, a right of recovery asset is also recorded within inventory.

Changes in the reserve for sales refunds were as follows:

	December 31,
	2021	2020
(in thousands)
Balance at beginning of period	$3,515	$941
Additions that reduced net revenue	15,889	8,664
Deductions from reserves for current year returns	(11,578)	(6,090)
Balance at end of period	$7,826	$3,515
Warranty Reserves
The Company provides an assurance-type limited warranty on most of the products sold. The estimated warranty costs, which are expensed at the time of sale and included in cost of revenue, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for any current or expected trends as appropriate. Actual warranty claim costs could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs.
Changes in the reserve for product warranties were as follows:

	December 31,
	2021	2020
(in thousands)
Warranty reserve, beginning of period	$1,284	$633
Additions charged to cost of revenue	7,261	2,683
Repairs and replacements	(6,147)	(2,032)
Warranty reserve, end of period	$2,398	$1,284
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. The Company recognizes deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company’s consolidated financial statements. As such, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the deferred tax assets will not be recovered, a valuation allowance is provided by a charge to tax expense to reserve the portion of the deferred tax assets which are not expected to be realized.
Under literature related to uncertain tax provisions, the Company reviews its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file. The Company recognizes a liability for each uncertain tax position at the amount estimated to be required to settle the issues.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2021, 2020 and 2019, interest or penalties related to income tax matters included in the provision for income taxes have not been material.
Sales Taxes
South Dakota v. Wayfair is a U.S. Supreme Court case that was decided on June 21, 2018 that nullified the physical presence precedent established by Quill Corp. v North Dakota in 1992. The overarching effect of the Wayfair case was that state governments were given the power to impose sales tax on the shipment of goods to customers located within their state boundary even if the seller did not have a physical presence within the state. As such, the Company is required by certain governmental authorities to collect sales taxes on certain transactions. The Company currently collects and reports on sales tax in all states in which it does business. However, the application of existing, new or revised taxes on our business, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. The application of these taxes on our business could also create significant increases in internal costs necessary to capture data and collect and remit taxes. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business. The Company conducts ongoing analysis on state sales tax nexus regulations to determine where collection is necessary. The Company accounts for sales taxes as part of accrued expenses and excludes them from revenue.
Stock-Based and Stock-Equivalent Compensation
The Company records compensation expense for all stock-based awards granted based on the fair value of the award at the time of the grant. Stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period, on a straight-line basis for awards with only a service condition. The graded vesting method is used for awards that have service and other conditions. For awards subject to performance vesting conditions, expense is recognized for the awards if it is probable the performance conditions will be met. Forfeitures are accounted for as they occur.
The Company estimates the fair value of awards with time-based or performance-based vesting provisions using the Black-Scholes method. The fair value of awards subject to market conditions prior to the Corporate Reorganization was estimated using a Monte Carlo Simulation. The determination of the grant date fair value of the awards issued is affected by a number of variables, including the fair value of the underlying shares or units, the expected price volatility over the expected life of the awards, the expected term of the award, risk-free interest rates, the expected dividend yield of the underlying shares or units and the likelihood of termination.
The Company has limited publicly available stock information and therefore, used the historical volatility of the stock price of similar publicly traded peer companies prior to its IPO in March 2021, and a blended average of average historical stock volatilities of peer companies and historical volatility of the Company's stock price for valuations subsequent to the IPO. The Company estimates the expected term using the simplified method for “plain vanilla” stock option awards or based on the expected time to a liquidation event or other transaction that would result in settlement of other awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield is 0.0% as the Company does not anticipate paying dividends, and the Company and its former parent, Cricut Holdings, have not paid dividends other than a one-time dividend paid in 2020. Likelihood of termination for the Monte Carlo Simulation is estimated based upon both historical turnover and anticipated turnover based upon Company or market pressures.
Prior to the Corporate Reorganization, the Company’s former parent Cricut Holdings issued stock-based awards to employees of the Company. As the awards were issued by Cricut Holdings, the Company recorded a capital contribution from Cricut Holdings commensurate with the amount of compensation expense recognized in relation to the awards.
Incentive unit equivalents (phantom units) granted by Cricut Holdings to the Company’s employees entitled the recipient to future compensation based upon satisfaction of service conditions and were liability classified. The amount of compensation was determined by the change in the underlying value of Cricut Holdings common units. Since the awards also had a market condition, the Company recorded stock-based compensation expense over the requisite service period using the graded vesting method. The incentive unit equivalent awards were recorded at fair value and re-measured at fair value at each reporting period during the period from the date of grant through the settlement date. The impact of fair value re-measurement was recognized as compensation cost over the requisite service period.
Common Unit Valuations
Fair value of the underlying common units of Cricut Holdings was historically determined by Cricut Holdings’ Board of Managers (“Board of Managers”) on the date of grant for all awards granted. In the absence of a public trading market, the Board of Managers, with input from management, exercised significant judgment and consider numerous objective and subjective factors to determine the fair value of Cricut Holdings’ common units as of the date of each award grant, including:

•	relevant precedent transactions involving Cricut Holdings’ capital units;

•	Cricut Holdings’ actual consolidated operating and financial performance;

•	current business conditions and projections;

•	Cricut Holdings’ stage of development;

•	the likelihood and timing of achieving a liquidity event, such as an initial public offering, given prevailing market conditions;

•	any adjustment necessary to recognize a lack of marketability of the common units;

•	the market performance of comparable publicly traded companies; and

•	U.S. and global capital market conditions.
In addition, Cricut Holdings’ Board of Managers considered the independent valuations completed by a third-party valuation consultant. The valuations of Cricut Holdings’ common units were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
Shipping and Handling Revenue and Expenses
Shipping and handling revenue for orders placed by customers is recognized at the time of the sale. Shipping and handling expenses incurred by the Company related to these sales are considered fulfillment costs and reported as costs of revenue at the time of the sale.
Advertising Costs
The Company incurs advertising costs associated with print, digital and other related broadcast advertisements. Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2021, 2020 and 2019 was $45.1 million, $15.5 million, and $4.2 million respectively. Advertising costs include expenditures for shared advertising costs that the Company incurs under its co-operative advertising programs to the extent the fair value of the distinct good or service can reasonably be estimated.
Research and Development (“R&D”)
R&D expense consists of costs associated primarily with engineering, product development, quality assurance, service fees incurred by contracting with vendors and allocated overhead costs. R&D costs are expensed as incurred.
Recently Issued Accounting Standards
Recently adopted accounting standards
In February 2016 the FASB issued ASU 2016-02, Leases (“ASU 2016-02” or “Topic 842”). ASU 2016-02 amends a number of aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. On January 1, 2021, the Company adopted Topic 842 using the modified retrospective approach. Results for the twelve months ended December 31, 2021 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases.
The new standard provides a number of optional practical expedients in transition. The Company elected the practical expedients to not reassess its prior conclusions about lease identification under the new standard, to not reassess lease classification, to not reassess initial direct costs, and to use hindsight in determining the lease term and in assessing impairment of the Company's right-of-use assets.

The impact of the adoption of Topic 842 on the accompanying consolidated balance sheet as of January 1, 2021 was as follows:

	As reported December 31, 2020	Adjustments due to the adoption of Topic 842	As adjusted January 1, 2021
(in thousands)
Assets:
Operating lease right-of-use assets	$—	$15,036	$15,036
Prepaid expenses and other current assets:			—
Prepaid rent	9	(9)	—
Liabilities:
Accounts payable and accrued liabilities
Operating lease liabilities - current	—	3,918	3,918
Deferred rent	2,376	(2,376)	—
Operating lease liabilities - non-current	$—	$13,485	$13,485

The adjustments due to the adoption of Topic 842 related to the recognition of operating lease right-of-use assets and operating lease liabilities for the existing operating leases. The adoption of the new standard did not have an impact on the Company's beginning equity, statement of operations or cash flows.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses” (Topic 326). ASU 2016-13 modifies the measurement of expected credit losses of certain financial instruments, requiring entities to estimate an expected lifetime credit loss on financial assets. For available-for-sale debt securities in unrealized loss positions, ASU 2016-13 requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 became effective on January 1, 2021. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes” (Topic 740). ASU 2019-12 removes certain exceptions for investments, intraperiod allocations and interim calculations and adds guidance to reduce complexity in accounting for income taxes. The Company adopted this standard effective January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. The Company adopted this standard on a prospective basis effective January 1, 2021. During the year ended December 31, 2021, the Company capitalized $1.4 million of implementation costs under this standard primarily related to the implementation of additional accounting and financial reporting tools. These costs are recorded within other assets in the consolidated balance sheets and amortized on a straight-line basis over the term of the associated hosting arrangement. Amortization of implementation costs during the year ended December 31, 2021 was not significant.
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

The following table summarizes the changes in the deferred revenue balance for the periods indicated:

	December 31,
	2021	2020
(in thousands)
Deferred revenue, beginning of period	$26,276	$14,566
Recognition of revenue included in beginning of period deferred revenue	(23,518)	(13,188)
Revenue deferred, net of revenue recognized on contracts in the respective period	32,647	24,898
Deferred revenue, end of period	$35,405	$26,276
As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the deferred revenue balance.
The Company expects the following recognition of deferred revenue as of December 31, 2021:

	Year Ended December 31,
	2022	2023	2024	Total
(in thousands)
Revenue expected to be recognized	$30,547	$3,564	$1,294	$35,405
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 17.
Revenue recognized during the year ended December 31, 2021 related to performance obligations satisfied or partially satisfied in prior periods was $2.3 million.
The following table presents the total revenue by geography based on the ship-to address for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
(in thousands)
North America	$1,157,679	$888,266	$469,110
International	148,548	70,764	17,444
Total revenue	$1,306,227	$959,030	$486,554
North America revenue consists of revenues from the United States and Canada. United States represents 96%, 98%, and 98% of North America revenue for the years ended December 31, 2021, 2020, and 2019, respectively.
4.Inventories
Inventories of finished goods are comprised of the following:

	December 31,
	2021	2020
(in thousands)
Raw Materials	$20,187	$714
Finished goods	433,987	248,031
Total Inventories	$454,174	$248,745

5. Property and Equipment
The composition of property and equipment is as follows:

	December 31,
	2021	2020
(in thousands)
Computer software, software development costs and equipment	$70,663	$50,242
Furniture and fixtures	5,243	5,184
Leasehold improvements	4,018	3,587
Manufacturing tools and equipment	29,753	15,563
Vehicles	—	22
Assets under construction	9,118	7,702
Total cost of property and equipment	118,795	82,300
Less: accumulated depreciation	(65,534)	(48,859)
Property and equipment, net	$53,261	$33,441
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $18.3 million, $13.2 million and $8.3 million, respectively. Property and equipment, along with all other Company assets, including inventory, are pledged as collateral on the revolving credit facility (see Note 8).
6.Intangible Assets, Net
The following is a summary of the Company’s intangible assets in the consolidated balance sheets:

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net
(in thousands)
Trade names and trademarks	$42,301	$(40,781)	$1,520
Total intangible asset	$42,301	$(40,781)	$1,520

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net
(in thousands)
Trade names and trademarks	$42,301	$(40,021)	$2,280
Total intangible asset	$42,301	$(40,021)	$2,280
The Company’s trade names and trademarks have useful lives ranging from 11 to 15 years. Amortization is expensed on a straight-line basis for all intangible assets, as this is the Company’s best estimate of the period of economic benefit to be received.

The Company performed an evaluation of its intangible assets and determined there was an impairment of $0.7 million during the years ended December 31, 2019, associated with a product trade name which is no longer in use. These impairment charges were recognized within sales and marketing expense on the Company’s consolidated statements of operations. Amortization expense of intangible assets totaled $0.8 million for each of the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, estimated future amortization of intangible assets is as follows:

Amount
(in thousands)
2022	$760
2023	760
Total	$1,520
7.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2021	2020
(in thousands)
Sales incentives and rebates	$36,969	$30,295
Other accrued liabilities and other current liabilities	32,382	41,029
Total accrued expenses	$69,351	$71,324
8.Revolving Credit Facility
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
The amount that can be borrowed under the Credit Agreement is limited to the lesser of (a) the borrowing base minus the aggregate revolving exposure or (b) aggregate lender commitments at any given time. The borrowing base is determined according to certain percentages of eligible accounts receivable and eligible inventory (which may be valued at average cost, market value or net orderly liquidation value), subject to reserves determined by the administrative agent. At any time that the Company’s borrowing base is less than the aggregate lender commitments, the Company can only borrow revolving loans up to the amount of the Company’s borrowing base and not in the full amount of the aggregate lender commitments. As of December 31, 2021, no amount was outstanding under the Credit Agreement and available borrowings were $150.0 million.
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
The Credit Agreement contains financial covenants during the initial year of the agreement, requiring the Company to maintain a fixed charge coverage ratio of at least 1.0 to 1.0, measured monthly on a trailing 12 month basis. The Company is also subject to this covenant in future periods if the available commitment is less than the greater of $15.0 million and 10% of total commitment made by all lenders. Management has determined that the Company was in compliance with all financial and non-financial debt covenants as of December 31, 2021.

9.Income Taxes
The Company’s income before income taxes of $192.4 million, $199.2 million, and $50.3 million during the years ended December 31, 2021, 2020, and 2019, respectively, consisted of $191.5 million, $199.7 million, and $50.2 million of income earned in the United States. The remaining amount was earned in foreign jurisdictions.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019

Income tax provision at statutory rate	21.0%	21.0%	21.0%
State taxes, net	4.7	2.2	2.4
Stock-based compensation	2.1	0.8	0.7
Foreign derived intangible income deduction	(1.4)	(0.7)	—
Tax credits	(2.9)	(1.1)	(2.8)
Return to provision adjustments	2.3	(0.1)	0.3
Other	1.2	0.3	0.4
Total provision for income taxes	27.0%	22.4%	22.0%
Differences between the Company’s effective tax rate and the statutory tax rate relate primarily to state income taxes, stock-based compensation, tax credits and changes in unrecognized tax benefits during the period.Deferred taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company’s net deferred tax assets are comprised of the following:

	December 31,
	2021	2020
(in thousands)
Deferred tax assets:
Inventories	$3,387	$4,092
Deferred rent	—	370
Lease liability	5,068	—
Accounts receivable	372	83
Sales refund liability	2,002	816
Deferred revenue	1,243	640
Stock-based compensation	4,668	394
Amortization	149	182
Net operating loss carryforwards	146	171
Tax credits	1,003	1,064
Other	853	1,449
Total deferred tax assets	18,891	9,261
Deferred tax liabilities:
Depreciation and amortization	(11,215)	(6,142)
ROU lease asset	(4,421)	—
Total deferred tax liabilities	(15,636)	(6,142)
Net deferred tax assets	$3,255	$3,119

	Year Ended December 31,
	2021	2020	2019
(in thousands)
Current:
Federal	$44,093	$41,900	$11,070
State	7,780	5,132	1,244
Foreign	162	(125)	—
Total current	52,035	46,907	12,314
Deferred:
Federal	(23)	(2,492)	(1,535)
State	(137)	200	278
Foreign	25	—	—
Total deferred	(135)	(2,292)	(1,257)
Income tax provision	$51,900	$44,615	$11,057
There are immaterial foreign net operating loss carryforwards set to expire in 2025. The Company establishes valuation allowances if it is more likely than not that deferred tax assets will not be realized. We believe that we will generate sufficient future taxable income to realize the net operating loss deferred tax asset and other net deferred tax assets recorded in our consolidated financial statements. Accordingly, the Company has not recorded a valuation allowance against net deferred tax assets for the years ended December 31, 2021 and 2020.
As of December 31, 2021, 2020, and 2019, $2.8 million, $1.4 million and $1.8 million, respectively, of unrecognized tax benefits would affect our effective tax rate if recognized. The total balance of unrecognized gross tax benefits for the years ended December 31, 2021 and 2020, resulting primarily from research and development credits, fixed asset and inventory basis differences were as follows:

	Year Ended December 31,
	2021	2020
(in thousands)
Unrecognized tax benefits at beginning of year	$3,318	$3,989
Reductions based on prior year tax positions	—	(1,481)
Additions based on prior year tax provisions	593	132
Additions based on current year tax provisions	1,431	678
Reductions due to tax authorities’ settlements	(2,824)	—
Reductions due to expirations of statutes of limitation	(139)	—
Unrecognized tax benefits at end of year	$2,379	$3,318

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2021 and 2020, interest or penalties related to income tax matters included in the provision for income taxes have not been material.
In January 2021, the IRS completed its examination of the Company’s 2017 tax year. No material adjustments resulted from this examination. The Company is subject to U.S. federal and state income tax examination for tax years 2016 and forward.

10.Capital Structure
In connection with the Corporate Reorganization prior to the IPO, the Company filed an amended and restated certification of incorporation which authorized 100,000,000 shares of preferred stock, par value $0.001 per share, and 1,250,000,000 shares of common stock, par value $0.001 per share, which was divided between two series Class A common stock and Class B common stock. All previously outstanding common stock was reclassified as Class B common stock. During the year ended December 31, 2021, 23,838,863 shares of Class B common stock were converted to Class A common stock. As of December 31, 2021, the Company had 1,000,000,000 shares of Class A common stock and 250,000,000 shares of Class B common stock authorized and 37,886,660 shares of Class A common stock and 184,026,899 shares of Class B common stock issued and outstanding. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock.
11.Stock-Based Compensation
Stock-based Compensation Cost
The following table shows the stock-based compensation cost by award type for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
(in thousands)
Equity-classified awards	$35,755	$4,956	$1,625
Liability-classified awards	6,447	5,161	305
Total stock-based compensation	$42,202	$10,117	$1,930
The following table sets forth the total stock-based compensation cost included in the Company’s consolidated statements of operations and comprehensive income or capitalized to assets for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
(in thousands)
Cost of revenue
Connected machines	$34	$7	$2
Subscriptions	219	31	11
Accessories and materials	—	—	—
Total cost of revenue	253	38	13
Research and development	15,782	3,332	881
Sales and marketing	13,814	4,794	623
General and administrative	8,225	1,320	328
Total stock-based compensation expense	$38,074	$9,484	$1,845
Capitalized for software development costs	$1,607	$253	$85
Capitalized to inventory	$2,521	$380	$—
Total stock-based compensation	$42,202	$10,117	$1,930
As of December 31, 2021, there was $125.8 million of unrecognized stock-based compensation cost related to stock-based awards which is expected to be recognized over a weighted-average period of 3.2 years.
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

All vested equity classified awards were settled in shares of the Company’s Class B common stock previously held by Cricut Holdings. Unvested equity classified awards were converted to unvested shares of the Company’s Class B common stock subject to future vesting, or in the case of options were converted into options to purchase the Company’s Class B common stock. All vested liability classified awards converted into either shares of Class B common stock to the extent permitted in each applicable jurisdiction or settled in cash. All unvested liability classified awards converted into restricted stock units (“RSUs”) under the 2021 Equity Incentive Plan that will vest into shares of Class A common stock of Cricut, Inc. to the extent permitted in each applicable jurisdiction or into restricted stock unit equivalents which will be settled in cash upon vesting as described below.
In connection with the Corporate Reorganization and modification, the Company granted options under the 2021 Equity Incentive Plan to certain employees. The number of options was calculated based on the number of outstanding incentive units or incentive unit equivalents prior to the modification and the participation threshold of such awards. The vesting terms of the options are also based on the vesting terms of the original award. Therefore, the Company considered the exchange of the original award for the unvested shares or RSUs plus the options to be a single modification and will recognize the incremental compensation cost of $14.5 million over the vesting term. Of this amount, the Company recognized $5.8 million during the year ended December 31, 2021 including a cumulative adjustment in March 2021 to recognize the incremental compensation cost associated with historical vesting.
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
2021 Equity Incentive Plan
In March 2021, the Company’s 2021 Equity Incentive Plan became effective. The 2021 Equity Incentive Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. As of December 31, 2021, 20,800,000 shares of Class A common stock were reserved for issuance under this plan including shares reserved for previously granted awards discussed below as well as shares reserved for issuance of future awards under the plan.
A summary of the Company’s RSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2020	—	$—
Granted	5,021,833	$23.69
Vested	(224,752)	$20.00
Forfeited/cancelled	(123,250)	$24.68
Outstanding at December 31, 2021	4,673,831	$23.84
Options under the 2021 Equity Incentive Plan have a contractual term of 10 years. The exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of the shares on the date of grant.

A summary of the Company’s stock option activity under the 2021 Equity Incentive Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2020	—	$—
Granted	3,419,359	20.00
Exercised	(13,592)	20.00
Forfeited/cancelled	(145,410)	20.00
Outstanding at December 31, 2021	3,260,357	$20.00	5.8	$6,814
Vested and exercisable at December 31, 2021	1,379,702	$20.00	5.1	$2,884

For the year ended December 31, 2021, the total intrinsic value of options exercised was $0.1 million. The weighted-average grant date fair value of options granted under the 2021 Equity Incentive Plan during the year ended December 31, 2021 was $8.79 per share based on the following weighted-average assumptions:

Year Ended December 31, 2021
Expected volatility	51.6%
Risk-free interest rate	0.8%
Expected term (in years)	4.9
Expected dividend	—%

In connection with the Corporate Reorganization, certain employees received restricted stock unit equivalents (“RSU equivalents”). Upon vesting, these awards are settled for a cash payment equal to the intrinsic value of the award on the date of the Corporate Reorganization plus the difference between the Company’s stock price on the vesting date less the base price specified at the time of the grant. Due to the cash settlement feature, these awards are liability classified awards and require initial and subsequent measurement at fair value. As of December 31, 2021, the total recognized liability for these awards was $0.9 million which was included in accrued expenses and other current liabilities per the Company’s consolidated balance sheets. A summary of the RSU equivalent activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSU Equivalents	Weighted- Average Base Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2020	—
Granted	94,304	20.00
Vested	(13,227)	$20.00	$436
Outstanding at December 31, 2021	81,077	$20.00	$1,231

The weighted-average fair value of RSU equivalents granted under the 2021 Equity Incentive Plan during the year ended December 31, 2021 was $7.57 per share based on the following weighted-average assumptions:

Year Ended December 31, 2021
Expected volatility	80.5%
Risk-free interest rate	0.4%
Expected term (in years)	1.0
Expected dividend	—%
Unvested Class B Common Stock
The Company’s unvested Class B common stock resulted from the Corporate Reorganization and is not part of the 2021 Equity Incentive Plan. Activity related to Class B common stock subject to future vesting for the year ended December 31, 2021 is as follows:

	Number of Unvested Shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2020	—
Granted	14,037,505	$20.00
Vested	(2,643,782)	$20.00
Forfeited / Cancelled	(538,864)	$20.00
Outstanding at December 31, 2021	10,854,859	$20.00
Options to Purchase Class B Common Stock
The Company’s options to purchase Class B common stock resulted from the Corporate Reorganization and are not part of the 2021 Equity Incentive Plan. A summary of the Company stock option activity for the options to purchase shares of Class B common stock is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2020	—
Granted	522,000	$9.04
Forfeited / Cancelled	(88,000)	$9.04
Outstanding at December 31, 2021	434,000	$9.04	3.9	$5,664
Vested at December 31, 2021	—	$—	N/A	$—
The weighted-average grant date fair value of options to purchase Class B common stock during the year ended December 31, 2021 was $13.42 per share based on the following weighted-average assumptions:

Year Ended December 31, 2021
Expected volatility	51.4%
Risk-free interest rate	0.8%
Expected term (in years)	5.5
Expected dividend	—%

2021 Employee Stock Purchase Plan
In March 2021, the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”) became effective. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of December 31, 2021, 4,000,000 shares of our Class A common stock were available for sale under the 2021 ESPP.
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
A summary of the equity classified incentive units activity for the year ended December 31, 2021 is as follows:

	Equity Incentive Units	Weighted- Average Participation Threshold	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2020	93,371,324	$0.97	$600,316
Granted	1,548,223	$—
Exercised	—	$—
Forfeited	(82,500)	$1.29
Cancelled upon Corporate Reorganization	(94,837,047)	$0.95
Outstanding at December 31, 2021	—	$—	$—
Vested at December 31, 2021	—	$—	$—

The following table summarizes the unvested equity classified incentive units activity for the year ended December 31, 2021:

	Number of Awards	Weighted- Average Grant Date Fair Value Per Unit
Unvested at December 31, 2020	37,116,025	$0.74
Granted	1,548,223	$9.06
Vested	(7,123,673)	$0.40
Forfeited	(82,500)	$0.79
Cancelled upon Corporate Reorganization	(31,458,075)	$1.23
Unvested at December 31, 2021	—	$—
The weighted-average grant date fair value of equity classified incentive units granted during the years ended December 31, 2021, 2020 and 2019 was $9.06, $1.27 and $0.28, respectively. The total intrinsic value of equity classified incentive units exercised during the years ended December 31, 2021, 2020 and 2019 was nil, $2.8 million and $0.3 million, respectively. The total fair value of equity classified incentive units vested during the years ended December 31, 2021, 2020 and 2019 was $3.2 million, $3.1 million and $0.4 million, respectively.
The grant date fair value of CIUs granted during the year ended December 31, 2021 was equal to the estimated fair value of Cricut Holdings’ common unit on the date of the grant as all CIUs had no participation threshold. The fair value of CIUs granted during the years ended December 31, 2020 and 2019 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019

Fair value of common unit	$2.77	$0.80
Expected life (in years)	3.2	3.5
Expected volatility	50.0%	42.9%
Risk-free rate	0.6%	2.3%
Expected dividend yield	—%	—%

During the year ended December 31, 2020, the Company issued service and market-based incentive units to an employee under the Plan. The recipient was awarded three million incentive equity units comprised of three distinct tranches each containing one million units. The first tranche was subject to service conditions wherein vesting of the award is ratable over four years. The second and third tranches were subject to the same service vesting conditions as tranche one; however, they were also subject to a market vesting condition wherein the fair value of the Cricut Holdings common units was required to exceed a determined price threshold for two consecutive board meetings or for 100 out of 120 consecutive trading days if the Company became public traded. In the absence of a public trading market, the fair value of a common unit was derived through a valuation technique allowed under ASC 718. The determined price thresholds were $6.00 and $7.00 for the second and third tranches, respectively.
In the event of a change in control, all unvested units immediately vest subject to the recipient being employed through the date of the event and any applicable price thresholds being met at the time of the change in control. In the event the recipient was terminated for cause, all incentive units, whether unvested or vested are immediately forfeited.
The incentive units represented a net profits interest and only pay out upon the occurrence of a liquidation event such as a change in control transaction. In addition, the units did not participate until the sum of distributions and capital appreciation of the common units from the date of grant of the incentive units equaled $5.00 per unit.

On the date of grant, the Company determined the fair value of this award to be $2.3 million based upon a Monte Carlo Simulation. The significant assumptions used in the Monte Carlo Simulation were as follows:

Fair value of common unit	$2.95
Participation Threshold	$5.00
Expected volatility	51.12%
Risk-free rate	0.24%
Timing of liquidity event	2 - 6 years
Fair value thresholds	$6.00 - 7.00
Likelihood of termination	10.0%
As described above, in connection with the Corporate Reorganization, these incentive equity units were modified to remove the market vesting condition and to increase the participation threshold to the applicable fair value threshold. The modified awards were then converted into shares of the Company’s class B common stock subject to the same service vesting conditions.
Equity Classified Options
The Company’s former parent, Cricut Holdings, granted employees of the Company options to purchase zero strike price incentive units. These options generally vested on a cliff basis upon completion of the service period specified for each award. All outstanding options of Cricut Holdings were exchanged for options to purchase class B common stock of Cricut Inc. in connection with the Corporate Reorganization. A summary of option activity for the year ended December 31, 2021 is as follows:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2020	1,140,000	$4.52	$3,283
Granted	27,027	$7.40
Exercised	(27,027)	$7.40	$52
Forfeited	(84,000)	$4.52
Cancelled upon Corporate Reorganization	(1,056,000)	$4.52
Outstanding at December 31, 2021	—	$—	$—
Vested at December 31, 2021	—	$—	$—
The grant date fair value of options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the periods indicated:

	Year Ended December 31,
	2021	2020

Fair value of common unit	$8.99	$6.24
Expected life (in years)	5.0	3.5
Expected volatility	50.9%	52.5%
Risk-free rate	0.6%	0.3%
Expected dividend yield	—%	—%
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
Initially, during the year ended December 31, 2020, these awards generally vested 12.5% annually for each of the first four years of service and 50% after the fifth year of service. Following the amendment of these awards in January 2020, these awards vested 25% annually over four years of service. All liability classified incentive units had indefinite contract terms and, once vested, remained outstanding until liquidation of Cricut Holdings or until repurchased by Cricut Holdings. Upon the liquidation of Cricut Holdings all outstanding awards were settled or modified as described above.
A summary of the liability classified incentive unit equivalents activity for the year ended December 31, 2021 is as follows:

	Liability Incentive Equivalents	Weighted- Average Participation Threshold	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2020	2,851,516	$2.13	$15,017
Granted	320,000
Forfeited	(4,000)
Cancelled upon Corporate Reorganization	(3,167,516)	$1.92
Outstanding at December 31, 2021	—	$—	$—
Exercisable at December 31, 2021	—	$—	$—
Vested and expected to vest at December 31, 2021	—	$—	$—
The following table summarizes the unvested liability classified incentive unit equivalents activity for the year ended December 31, 2021:

	Number of Awards	Weighted- Average Grant Date Fair Value Per Unit
Unvested at December 31, 2020	2,851,516	$1.74
Granted	320,000	$8.19
Forfeited	(4,000)	$6.58
Cancelled upon Corporate Reorganization	(3,167,516)	$2.39
Unvested at December 31, 2021	—	$—
The weighted-average grant date fair value of liability classified incentive units granted during the years ended December 31, 2021, 2020 and 2019 was $8.19, $2.01 and $1.01, respectively
The Company estimated the fair value of liability classified incentive units at each reporting period using the Monte Carlo Simulation. The significant assumptions used in the Monte Carlo Simulation for the periods indicated were as follows:

	Year Ended December 31,
	2020	2019

Fair value of common units	$7.40	$1.85
Expected life (in years)	0.3 - 5 years	3 - 5 years
Expected Volatility	51.1%	40.2%
Risk-free rate	0.2%	1.6%
Expected dividend yield	—%	—%
Likelihood of termination	10.0%	10.0%

For the year end December 31, 2021, the Company estimated the fair value of liability classified incentive unit equivalents upon the modification or settlement as part of the Corporate Reorganization based on the estimated fair value of the awards received to settle the liability. The cumulative adjustment upon settlement or modification is included in stock-based compensation related to liability awards above.
Liability classified incentive unit equivalents were included in accrued expenses and other current liabilities per the Company’s consolidated balance sheets and the rollforward of this liability is as follows (in thousands):

(in thousands)
Balance at December 31, 2018	$25
Stock-based compensation during year	305
Purchased unit equivalents during year	30
Balance at December 31, 2019	$360
Stock-based compensation during year	5,161
Purchased unit equivalents during year	181
Balance at December 31, 2020	$5,702
Stock-based compensation during period	6,041
Settlement or modification of awards	(11,743)
Balance at December 31, 2021	$—
12.Commitments and Contingencies
Litigation
The Company is subject to certain outside claims and litigation arising in the ordinary course of business. Management is not aware of any contingencies which it believes will have a material effect on its financial position, results of operations or liquidity.
13.Leases
The Company leases office space with lease terms ranging from 1 to 10 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease.
In December 2021, the Company amended its operating lease for its corporate headquarters in South Jordan, Utah to extend the term through March 2027 and to reduce the annual rent rate for future periods. As a result of this amendment, the Company remeasured the associated operating lease liability and right-of-use asset for this lease. The Company will also lease additional space at its corporate headquarters commencing in January of 2022 under the same terms as its existing lease. Lease obligations for the additional space total $4.1 million and are excluded from future maturities disclosed below.
The Company has determined its leases should be classified as operating leases. Variable lease costs are comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and are classified as lease cost due to the Company's election to not separate lease and non-lease components. For the year ended December 31, 2021, the Company incurred operating lease costs of $4.7 million and variable lease costs of $0.5 million.
Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2021 was $5.1 million and was included in net cash used in operating activities in the Company's consolidated statements of cash flows.

As of December 31, 2021, the maturities of the Company's operating lease liabilities were as follows:

Operating Leases
(in thousands)
2022	$4,305
2023	4,896
2024	4,619
2025	3,437
2026	2,960
Thereafter	748
Total lease payments	$20,965
Less: imputed interest	$(1,430)
Present value of operating lease liabilities	$19,535
Operating lease liabilities, current	$3,755
Operating lease liabilities, non-current	$15,780
As of December 31, 2021, the weighted average remaining operating lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

As of December 31, 2021
Weighted-average remaining lease term of operating leases	4.6 years
Weighted-average discount rate of operating leases	3.1%

Rent expense totaled $4.0 million and $4.2 million for the years ended December 31, 2020 and 2019, respectively.
14.Related Party Transactions
For the years ended December 31, 2021, 2020 and 2019 the Company received $0.2 million, $2.5 million and $1.3 million, respectively, of capital contributions from Cricut Holdings, as a result of additional common units issued by Cricut Holdings at the estimated fair value of the underlying units. The equity offering was purchased by a subset of then current common unit holders of Cricut Holdings and employees of the Company.
15.Employee Benefit Plan
The Company sponsors a 401(k) plan for the benefit of its employees who have attained at least 18 Years of age. The Company matches 50% of the first 12% of an employee’s salary contributed to the plan on the first day of the month following their hire date. The Company contributed $2.4 million and $1.1 million years ended December 31, 2021 and 2020, respectively.

16.Net Income Per Share
The computation of net income per share is as follows:

	Year Ended December 31,
	2021	2020	2019
(in thousands, except share and per share amounts)
Basic earnings per share:
Net income	$140,473	$154,578	$39,211
Shares used in computation:
Weighted-average common shares outstanding, basic	208,833,827	208,116,104	208,116,104
Earnings per share, basic	$0.67	$0.74	$0.19

Diluted earnings per share:
Net income	$140,473	$154,578	$39,211
Shares used in computation:
Weighted-average common shares outstanding, basic	208,833,827	208,116,104	208,116,104
Weighted-average effect of potentially dilutive securities:
Unvested common stock subject to forfeiture	9,132,579	—	—
Employee stock options	717,772	—	—
Restricted stock units	1,073,093	—	—
Underwriters’ option to purchase additional shares	18,798	—	—
Diluted weighted-average common shares outstanding	219,776,069	208,116,104	208,116,104
Diluted earnings per share	$0.64	$0.74	$0.19
The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020	2019

Restricted stock units	786,500	—	—
17.Segment Information
The Company applies ASC Topic 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company’s operating segments are generally organized by the type of product or service offered. Similar operating segments have been aggregated into three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. Segment information is presented in the same manner that the Company’s Chief Operating Decision Maker (“CODM”) reviews the results of operations in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of December 31, 2021, long-lived assets located outside the United States, primarily located in Malaysia and China, were $13.5 million.
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

Key financial performance measures of the segments including revenue, cost of revenue and gross profit are as follows:

	Year Ended December 31,
	2021	2020	2019
(in thousands)
Connected Machines:
Revenue	$548,205	$416,714	$198,144
Cost of revenue	484,025	351,898	176,894
Gross profit	$64,180	$64,816	$21,250

Subscriptions:
Revenue	$205,858	$111,337	$53,829
Cost of revenue	21,961	13,125	8,827
Gross profit	$183,897	$98,212	$45,002

Accessories and Materials:
Revenue	$552,164	$430,979	$234,581
Cost of revenue	342,791	261,633	158,483
Gross profit	$209,373	$169,346	$76,098

Consolidated:
Revenue	$1,306,227	$959,030	$486,554
Cost of revenue	848,777	626,656	344,204
Gross profit	$457,450	$332,374	$142,350
18.Subsequent Events
On January 7, 2022, the Company granted 6,615,000 RSUs to employees and directors of the Company under the 2021 Equity Incentive Plan which vest in two equal tranches subject to the Company achieving cumulative adjusted earnings per share over eight quarters of $4.93 share and $6.16 per share, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer.
Exemption from Management's Report on Internal Control Over Financial Reporting
This annual report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information to be set forth in the Proxy Statement.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information to be set forth in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information to be set forth in the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information to be set forth in the Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the information to be set forth in the Proxy Statement.
PART IV

Item 15. Exhibits and Financial Statements Schedules
(a)    The following documents are filed as part of this Report:
1.Financial Statements: The information concerning our financial statements, and the report of our independent registered public accounting firm required by this Item is incorporated by reference herein to Item 8.
2.Financial Statement Schedule: All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.
3.Exhibits: See Item 15(b) below. We have filed, or incorporated into this Report by reference, the exhibits listed on the accompanying Index to Exhibits in this Item.
(b)    Exhibits:
We have filed, or incorporated into this Report by reference, the exhibits listed on the accompanying Index to Exhibits in this Item.
(c)    Financial Statement Schedules: See Item 15(a), above.
The documents listed below are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant		10-Q	001-40257	3.1	May 13, 2021
3.2	Amended and Restated Bylaws of the registrant		10-Q	001-40257	3.1	May 13, 2021
4.1	Description of Capital Stock	X
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers		S-1/A	333-253134	10.1+	March 16, 2021
10.2+	Outside Director Compensation Policy.		S-1/A	333-253134	10.2+	March 16, 2021
10.3+	Form of Incentive Unit Award		S-1/A	333-253134	10.3+	March 16, 2021
10.4+	Form of Zero Strike Incentive Unit Award Agreement.		S-1/A	333-253134	10.4+	March 16, 2021
10.5+	Form of Incentive Unit Subscription Agreement.		S-1/A	333-253134	10.5+	March 16, 2021
10.6+	Form of Zero Strike Incentive Unit Subscription Agreement.		S-1/A	333-253134	10.6+	March 16, 2021
10.7+	Form of Announcement of Bonus Award and Bonus Award Agreement.		S-1/A	333-253134	10.7+	March 16, 2021
10.8+	Form of Announcement of Bonus Purchase and Bonus Purchase Agreement.		S-1/A	333-253134	10.8+	March 16, 2021
10.9+	Cricut, Inc. 2021 Equity Incentive Plan and related form agreements.		S-1/A	333-253134	10.9+	March 16, 2021
10.10+	Executive Employment Agreement between the registrant and Ashish Arora, dated as of March 14, 2021.		S-1/A	333-253134	10.10+	March 16, 2021
10.11+	Confirmatory Employment Letter between the registrant and Martin F. Petersen, dated as of March 13, 2021.		S-1/A	333-253134	10.11+	March 16, 2021

10.12+	Confirmatory Employment Letter between the registrant and Donald B. Olsen, dated as of March 13, 2021.		S-1/A	333-253134	10.12+	March 16, 2021
10.13+	Confirmatory Employment Letter between the registrant and Gregory Rowberry, dated as of March 13, 2021.		S-1/A	333-253134	10.13+	March 16, 2021
10.14	Office Lease, dated as of November 20, 2014, between the registrant and Riverpark Five, LLC.		S-1/A	333-253134	10.14	March 16, 2021
10.15	First Amendment to Office Lease, dated as of January 6, 2017, between the registrant and Riverpark Five, LLC.		S-1/A	333-253134	10.15	March 16, 2021
10.16	Second Amendment to Office Lease, dated as of January 18, 2018, between the registrant and Riverpark Five, LLC.		S-1/A	333-253134	10.16	March 16, 2021
10.17	Amended and Restated Third Amendment to Office Lease, dated as of March 16, 2018, between the registrant and Riverpark Five, LLC.		S-1/A	333-253134	10.17	March 16, 2021
10.18	Fourth Amendment to Office Lease, dated as of December 13, 2021, between the registrant and Riverpark Five, LLC.	X
10.19	Credit Agreement dated as of September 4, 2020, among the registrant, the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., Citibank, N.A. and Origin Bank.		S-1/A	333-253134	10.18	March 16, 2021
10.20	Supply Agreement between the registrant and Xiamen Intretech, Inc., dated August 19, 2018.		S-1/A	333-253134	10.19	March 16, 2021
10.21+	Cricut, Inc. 2021 Employee Stock Purchase Plan and related form agreements.		S-1/A	333-253134	10.20+	March 16, 2021
10.22+	Executive Incentive Compensation Plan.		S-1/A	333-253134	10.21+	March 16, 2021
10.23+	Form of Option Agreement.		S-1/A	333-253134	10.22+	March 16, 2021
10.24+	Executive Change in Control and Severance Plan.		S-1/A	333-253134	10.23+	March 16, 2021
21.1	List of subsidiaries of the registrant.		S-1/A	333-253134	21.1	March 16, 2021
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm, as to the registrant.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X
101 SCH	XBRL Taxonomy Extension Schema Document.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Taxonomy Extension Definition Linkbase Document.
101 LAB	XBRL Taxonomy Extension Label Linkbase Document.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
+ Indicates management contract or compensatory plan.
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cricut, Inc.

Date:	March 8, 2022	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer and Director
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Ashish Arora and Martin F. Petersen and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 8, 2022	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 8, 2022	By:		/s/ Martin F. Petersen
			Name:	Martin F. Petersen
			Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	March 8, 2022	By:		/s/ Ryan Harmer
			Name:	Ryan Harmer
			Title:	VP of Accounting, Corporate Controller
(Principal Accounting Officer)

Date:	March 8, 2022	By:		/s/ Len Blackwell
			Name:	Len Blackwell
			Title:	Director

Date:	March 8, 2022	By:		/s/ Steven Blasnik
			Name:	Steven Blasnik
			Title:	Director

Date:	March 8, 2022	By:		/s/ Russell Freeman
			Name:	Russell Freeman
			Title:	Director

Date:	March 8, 2022	By:		/s/ Jason Makler
			Name:	Jason Makler
			Title:	Director and Chair of the Board of Directors

Date:	March 8, 2022	By:		/s/ Melissa Reiff
			Name:	Melissa Reiff
			Title:	Director

Date:	March 8, 2022	By:		/s/ Billie Williamson
			Name:	Billie Williamson
			Title:	Director