Form 10-Q
period 2022-03-31
Cricut, Inc.
filed 2022-05-11
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2022, the registrant had 43,494,478 shares of Class A Common Stock, and 178,322,511 shares of Class B Common Stock, outstanding.

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
•risks related to general socio-economic and political conditions as well as consumer confidence; and
•the other factors identified under the section titled “Risk Factors” appearing elsewhere in this Quarterly Report on Form 10-Q.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Cricut, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of March 31, 2022	As of December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$245,699	$241,597
Accounts receivable, net	122,780	199,508
Inventories	483,009	454,174
Prepaid expenses and other current assets	28,040	32,820
Total current assets	879,528	928,099
Property and equipment, net	59,537	53,261
Operating lease right-of-use asset	20,008	17,653
Intangible assets, net	1,330	1,520
Deferred tax assets	3,255	3,255
Other assets	2,526	2,462
Total assets	$966,184	$1,006,250
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$155,657	$204,714
Accrued expenses and other current liabilities	41,669	69,351
Deferred revenue, current portion	31,208	30,547
Operating lease liabilities, current portion	4,182	3,755
Total current liabilities	232,716	308,367
Operating lease liabilities, net of current portion	17,744	15,780
Deferred revenue, net of current portion	4,479	4,858
Other non-current liabilities	4,619	3,269
Total liabilities	259,558	332,274
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021.	—	—
Common stock, par value $0.001 per share, 1,250,000,000 shares authorized as of March 31, 2022, 221,809,614 shares issued and outstanding as of March 31, 2022; 1,250,000,000 shares authorized as of December 31, 2021, 221,913,559 shares issued and outstanding as of December 31, 2021.	222	222
Additional paid-in capital	726,527	717,369
Accumulated deficit	(20,056)	(43,560)
Accumulated other comprehensive income (loss)	(67)	(55)
Total stockholders’ equity	706,626	673,976
Total liabilities and stockholders’ equity	$966,184	$1,006,250
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue:
Connected machines	$62,391	$141,320
Subscriptions	64,778	46,139
Accessories and materials	117,614	136,363
Total revenue	244,783	323,822
Cost of revenue:
Connected machines	60,713	119,692
Subscriptions	6,252	4,298
Accessories and materials	78,798	79,562
Total cost of revenue	145,763	203,552
Gross profit	99,020	120,270
Operating expenses:
Research and development	20,530	15,698
Sales and marketing	32,789	27,489
General and administrative	14,294	12,419
Total operating expenses	67,613	55,606
Income from operations	31,407	64,664
Total other expense, net	(39)	(29)
Income before provision for income taxes	31,368	64,635
Provision for income taxes	7,864	15,217
Net income	$23,504	$49,418
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(12)	(13)
Comprehensive income	$23,492	$49,405
Earnings per share, basic	$0.11	$0.24
Earnings per share, diluted	$0.11	$0.24
Weighted-average common shares outstanding, basic	212,403,383	207,309,946
Weighted-average common shares outstanding, diluted	220,967,935	208,458,352
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	221,913,559	$222	$717,369	$—	$(43,560)	$(55)	$673,976
Net income	—	—	—		23,504	—	23,504
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	10,387	—	(1,328)		—	—	(1,328)
Forfeiture of unvested common stock	(114,332)	—	—		—	—	—
Stock-based compensation	—	—	10,500		—	—	10,500
Compensatory units repurchased	—	—	(14)		—	—	(14)
Other comprehensive loss	—	—	—		—	(12)	(12)
Balance as of March 31, 2022	221,809,614	$222	$726,527		$(20,056)	$(67)	$706,626

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	208,116,104	$208	$412,741	$(184,033)	$9	$228,925
Net income	—	—	—	49,418	—	49,418
Capital contributions	—	—	200	—	—	200
Initial public offering, net of offering costs	13,250,000	13	242,655	—	—	242,668
Repurchase upon Corporate Reorganization	(524)	—	(10)	—	—	(10)
Extinguishment of liability awards to equity	—	—	10,784	—	—	10,784
Stock-based compensation	—	—	6,635	—	—	6,635
Compensatory units repurchased	—	—	(160)	—	—	(160)
Other comprehensive loss	—	—	—	—	(13)	(13)
Balance as of Balance as of March 31, 2021	221,365,580	$221	$672,845	$(134,615)	$(4)	$538,447

See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$23,504	$49,418
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	6,030	3,956
Stock-based compensation	8,958	11,685
Non-cash lease expense	1,222	864
Provision for inventory obsolescence	1,063	605
Provision for doubtful accounts	—	(109)
Changes in operating assets and liabilities:
Accounts receivable	76,729	8,684
Inventories	(29,127)	(52,939)
Prepaid expenses and other current assets	4,771	2,680
Other assets	(134)	(30)
Accounts payable	(49,688)	(48,317)
Accrued expenses and other current liabilities and other non-current liabilities	(26,845)	819
Operating lease liabilities	(1,185)	(1,008)
Deferred revenue	281	1,729
Net cash and cash equivalents (used in) provided by operating activities	15,579	(21,963)
Cash flows from investing activities:
Acquisitions of property and equipment, including capitalized software development costs	(9,807)	(7,839)
Net cash and cash equivalents (used in) provided by investing activities	(9,807)	(7,839)
Cash flows from financing activities:
Proceeds from capital contributions	—	200
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	245,082
Repurchase of compensatory units	(14)	(160)
Repurchase of common stock upon Corporate Reorganization	—	(10)
Proceeds from exercise of stock options	31	—
Employee tax withholding payments on stock-based awards	(1,659)	—
Payments on capital leases	—	(14)
Net cash and cash equivalents (used in) provided by financing activities	(1,642)	245,098
Effect of exchange rate on changes on cash and cash equivalents	(28)	(39)
Net increase in cash and cash equivalents	4,102	215,257
Cash and cash equivalents at beginning of period	241,597	122,215
Cash and cash equivalents at end of period	$245,699	$337,472
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$9
Cash paid during the period for income taxes	$532	$789
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,579	$68
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$5,056	$2,085
Tax withholdings on stock-based awards included in accrued expenses and other current liabilities	$559	$—
Stock-based compensation capitalized for software development costs	$541	$294
Deferred offering costs in accounts payable and accrued expenses and other current liabilities	$—	$1,096
Reclassification of liability awards to equity upon modification	$—	$10,784
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
The Company organizes its business into the following three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. See Note 15, Segment Information, for further discussion of the Company’s segment reporting structure.
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

In connection with the Corporate Reorganization the outstanding stock based compensation awards issued by Cricut Holdings were modified or settled as described in Note 9 below.
Upon filing the amended and restated certificate of incorporation, all of the Company’s historical Common Stock converted to Class B common stock. Shares of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the annual report on Form 10-K for the fiscal year ended December 31, 2021 (The “Annual Report”). However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.
The condensed consolidated financial statements include the accounts of Cricut, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited financial statements as of that date but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows and the changes in equity for the interim periods. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending December 31, 2022, or any other period.
Certain prior year reported amounts have been reclassified to conform with the current period presentation. These reclassifications did not have a material impact on the Company's consolidated financial statements or related footnotes.
There were no material changes to the Company's significant accounting policies during the three months ended March 31, 2022.
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
Money market funds are highly liquid investments and are actively traded. The pricing information for the Company’s money market funds are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. As of March 31, 2022 and December 31, 2021, the Company held $212.8 million and $197.8 million in money market funds, respectively, with no unrealized gains or losses.
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
Basic earnings per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Stock-based awards subject to conditions other than service conditions are considered contingently issuable shares and are included in basic EPS based on the number of awards that would be issuable if the reporting date were the end of the contingency period.
3.Revenue and Deferred Revenue
Deferred revenue relates to performance obligations for which payments have been received from the customer prior to revenue recognition. Deferred revenue primarily consists of deferred subscription-based services. Deferred revenue also includes amounts allocated from the sale of a connected machine to the unspecified upgrades and enhancements and the Company’s cloud-based services. The Company had no material contract assets.
The following table summarizes the changes in the deferred revenue balance for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
(in thousands)
Deferred revenue, beginning of period	$35,405	$26,276
Recognition of revenue included in beginning of period deferred revenue	(18,039)	(14,389)
Revenue deferred, net of revenue recognized on contracts in the respective period	18,321	16,118
Deferred revenue, end of period	$35,687	$28,005
As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the deferred revenue balance.
The Company expects the following recognition of deferred revenue as of March 31, 2022:

	Year Ended December 31,
	2022 (remainder of year)	2023	2024	2025	Total
(in thousands)
Revenue expected to be recognized	$28,977	$5,035	$1,646	$29	$35,687

The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 15 under the heading “Segment Information.”
Revenue recognized during the three months ended March 31, 2022 related to performance obligations satisfied or partially satisfied in prior periods was $0.4 million.
The following table presents the total revenue by geography based on the ship-to address for the periods indicated:

	Three Months Ended March 31,
	2022	2021
(in thousands)
North America*	$208,305	$290,337
International	36,478	33,485
Total revenue	$244,783	$323,822
North America revenue consists of revenues from the United States and Canada.
4.Inventory
Inventories are comprised of the following:

	As of March 31, 2022	As of December 31, 2021
(in thousands)
Raw Materials	$24,279	$20,187
Finished goods	458,730	433,987
Total Inventories	$483,009	$454,174
5.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of March 31, 2022	As of December 31, 2021
(in thousands)
Sales incentives	$21,667	$36,969
Other accrued liabilities and other current liabilities	20,002	32,382
Total accrued expenses	$41,669	$69,351
6.    Revolving Credit Facility
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
The amount that can be borrowed under the Credit Facility is limited to the lesser of (a) the borrowing base minus the aggregate revolving exposure or (b) aggregate lender commitments at any given time. The borrowing base is determined according to certain percentages of eligible accounts receivable and eligible inventory (which may be valued at average cost, market value or net orderly liquidation value), subject to reserves determined by the administrative agent. At any time that the Company’s borrowing base is less than the aggregate lender commitments, the Company can only borrow revolving loans up to the amount of the Company’s borrowing base and not in the full amount of the aggregate lender commitments. As of March 31, 2022, no amount was outstanding under the Credit Agreement and available borrowings were $150.0 million.
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
The Credit Agreement contains financial covenants during the initial year of the agreement, requiring the Company to maintain a fixed charge coverage ratio of at least 1.0 to 1.0, measured monthly on a trailing 12 month basis. The Company is also subject to this covenant in future periods if the available commitment is less than the greater of $15.0 million and 10% of total commitment made by all lenders. Management has determined that the Company was in compliance with all financial and non-financial debt covenants as of March 31, 2022.
7.Income Taxes
As required by Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” the Company computes interim period income taxes by applying an estimated annual effective tax rate to our year-to-date income from operations before income taxes, except for significant unusual or infrequently occurring items. The estimated effective tax rate is adjusted each quarter in accordance with ASC 740.
The effective tax rate after discrete items was 25.1 percent and 23.5 percent for the three months ended March 31, 2022 and 2021, respectively. The Company’s provision for income taxes after discrete items was $7.9 million and $15.2 million, respectively, for the three months ended March 31, 2022 and 2021. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to state taxes offset by discrete tax items including research and development tax credits as well as foreign derived intangible income (FDII).
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
8.Capital Structure
As of March 31, 2022, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001 per share, and 1,250,000,000 shares of common stock, par value $0.001 per share, which was divided between two series: Class A common stock and Class B common stock. As of March 31, 2022, the Company had 1,000,000,000 shares of Class A common stock and 250,000,000 shares of Class B common stock authorized and 40,233,642 shares of Class A common stock and 181,575,972 shares of Class B common stock issued and outstanding. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock. During the three months ended March 31, 2022 and 2021, 2,336,595 and 2,064,903 shares of Class B common stock were converted to Class A common stock, respectively.

9.Stock-Based Compensation
Stock-based Compensation Cost
The following table shows the stock-based compensation cost by award type for the periods indicated:

	Three Months Ended March 31,
	2022	2021
(in thousands)
Equity classified awards
Restricted stock units	6,826	296
Stock options	1,012	3,494
Class B common stock	2,662	2,845
Liability classified awards	(230)	6,041
Total stock-based compensation	$10,270	$12,676
The following table sets forth the total stock-based compensation cost included in the Company’s condensed consolidated statements of operations and comprehensive income or capitalized to assets for the periods indicated:

	Three Months Ended March 31,
	2022	2021
(in thousands)
Cost of revenue
Connected machines	$3	$8
Subscriptions	52	36
Accessories and materials	—	—
Total cost of revenue	55	44
Research and development	4,011	3,641
Sales and marketing	2,868	5,607
General and administrative	2,024	2,393
Total stock-based compensation expense	$8,958	$11,685
Capitalized for software development costs	541	294
Capitalized to inventory	771	697
Total stock-based compensation	$10,270	$12,676
As of March 31, 2022, there was $115.7 million of unrecognized stock-based compensation cost related to service-based awards which is expected to be recognized over a weighted-average period of 3.0 years. The total unrecognized compensation expense related to unvested performance-based restricted stock units (“PRSUs”) was $154.6 million as of March 31, 2022.
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

In connection with the Corporate Reorganization and modification, the Company granted options under the 2021 Equity Incentive Plan to certain employees. The number of options was calculated based on the number of outstanding incentive units or incentive unit equivalents prior to the modification and the participation threshold of such awards. The vesting terms of the options are also based on the vesting terms of the original award. Therefore, the Company considered the exchange of the original award for the restricted shares or RSUs plus the options to be a single modification and began recognizing the incremental compensation cost of $14.5 million beginning in March 2021 over the vesting term, including a cumulative adjustment in March 2021 to recognize the incremental compensation cost associated with historical vesting.
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
2021 Equity Incentive Plan
In March 2021, the Company’s 2021 Equity Incentive Plan became effective. The 2021 Equity Incentive Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. As of March 31, 2022, 31,895,729 shares of Class A common stock were reserved for issuance under this plan including shares reserved for previously granted awards discussed below as well as shares reserved for issuance of future awards under the plan.
A summary of the Company’s service-based RSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2021	4,673,831	$23.84
Granted	102,000	$22.77
Vested	(76,471)	$20.00
Forfeited/cancelled	(37,500)	$24.14
Outstanding at March 31, 2022	4,661,860	$23.87

In 2022, the Company granted PRSUs under the 2021 Equity Incentive Plan to certain employees that represent shares potentially issuable in the future. The PRSUs vest in two equal tranches subject to the Company achieving cumulative adjusted earnings per share over eight quarters of $4.93 share and $6.16 per share, respectively, at any point during the 5-year performance period, subject to employees remaining with the Company through the vesting date. Adjusted earnings per share means GAAP net income adjusted to exclude income tax expenses, as well as stock-based compensation expense and payroll tax expense specifically related to the PRSU awards.

A summary of the Company’s PRSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of PRSUs (a)	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2021	—	$—
Granted	6,615,000	$23.37
Vested	—	$—
Forfeited/cancelled	—	$—
Outstanding at March 31, 2022	6,615,000	$23.37
a.Represents the maximum number of PRSUs assuming all performance targets are achieved.
The expense recognized each period for these PRSUs is primarily dependent upon the Company’s estimate of the probability of achieving the performance targets. At March 31, 2022, the Company determined it was not probable any performance conditions would be achieved so no stock-based compensation was recorded for these PRSUs during the three months ended March 31, 2022.
Options under the 2021 Equity Incentive Plan have a contractual term of 10 years. The exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of the shares on the date of grant.
A summary of the Company’s stock option activity under the 2021 Equity Incentive Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2021	3,260,357	$20.00	5.8	$2,884
Granted	—
Exercised	(1,535)	$20.00
Forfeited/cancelled	(2,753)	$20.00
Outstanding at March 31, 2022	3,256,069	$20.00	5.5	$—
Vested and exercisable at March 31, 2022	1,541,213	$20.00	5.2	$—
In connection with the Corporate Reorganization, certain employees received restricted stock unit equivalents (“RSU equivalents”). Upon vesting, these awards are settled for a cash payment equal to the intrinsic value of the award on the date of the Corporate Reorganization plus the difference between the Company’s stock price on the vesting date less the base price specified at the time of the grant. As of March 31, 2022 the total recognized liability for these awards was $0.7 million. A summary of the RSU equivalent activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSU Equivalents	Weighted- Average Base Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2021	81,077	$20.00	$1,231
Granted	—	$—
Vested	—	$—
Forfeited / Cancelled	(5,141)	$20.00
Outstanding at March 31, 2022	75,936	$20.00	$976

Unvested Class B Common Stock
The Company’s unvested Class B common stock resulted from the Corporate Reorganization and is not part of the 2021 Equity Incentive Plan. Activity related to Class B common stock subject to future vesting for the three months ended March 31, 2022 is as follows:

	Number of Unvested Shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2021	10,854,859	$20.00
Granted	—
Vested	(3,413,855)	$20.00
Forfeited / Cancelled	(114,332)	$20.00
Outstanding at March 31, 2022	7,326,672	$20.00
Options to Purchase Class B Common Stock
The Company’s options to purchase Class B common stock resulted from the Corporate Reorganization and are not part of the 2021 Equity Incentive Plan. A summary of the Company stock option activity for the options to purchase shares of Class B common stock is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2021	434,000	$9.04	3.9	$5,664
Granted	—	$—
Forfeited / Cancelled	(20,000)	$9.04
Outstanding at March 31, 2022	414,000	$9.04	3.7	$2,884
Vested at March 31, 2022	—	$—	N/A	$—
2021 Employee Stock Purchase Plan
In March 2021, the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”) became effective. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of March 31, 2022, 6,219,145 shares of our Class A common stock were available for sale under the 2021 ESPP.
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
10.Commitments and Contingencies
Litigation
The Company is subject to certain outside claims and litigation arising in the ordinary course of business. Management is not aware of any contingencies which it believes will have a material effect on its financial position, results of operations or liquidity.

11.Leases
Lease commitments
The Company leases office space with lease terms ranging from 1 to 10 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease.
In December 2021, the Company amended its operating lease for its corporate headquarters in South Jordan, Utah to extend the term through March 2027 and to reduce the annual rent rate for future periods. As a result of this amendment, the Company remeasured the associated operating lease liability and right-of-use asset for this lease. The Company also leased additional space at its corporate headquarters which commenced in January of 2022 under the same terms as its existing lease.
The Company has determined its leases should be classified as operating leases. Variable lease costs are comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and are classified as lease cost due to the Company's election to not separate lease and non-lease components. The Company incurred operating lease costs of $1.4 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. The Company also incurred variable lease costs of $0.2 million and nil for the three months ended March 31, 2022 and 2021, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.4 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively. These amounts were included in net cash used in operating activities in the Company's consolidated statements of cash flows.
As of March 31, 2022, the maturities of the Company's operating lease liabilities were as follows:

Year Ending December 31,	Operating Leases
(in thousands)
2022 (remainder of the year)	$3,372
2023	5,678
2024	5,419
2025	4,255
2026	3,799
Thereafter	967
Total minimum lease payments, net	$23,490
Less: imputed interest	$(1,564)
Present value of operating lease liabilities	$21,926
Operating lease liabilities, current	$4,182
Operating lease liabilities, non-current	$17,744
As of March 31, 2022, the weighted average remaining operating lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

As of March 31, 2022
Weighted-average remaining lease term of operating leases	4.5 years
Weighted-average discount rate of operating leases	2.6%

12.Related Party Transactions
For the three months ended March 31, 2022 and 2021, the Company received capital contributions of nil and $0.2 million from its former parent company, Cricut Holdings. The equity offering was purchased by a subset of then current common unitholders of Cricut Holdings and employees of the Company.

13.Employee Benefit Plan
The Company sponsors a 401(k) plan for the benefit of its employees who have attained at least 18 Years of age. The Company matches 50% of the first 12% of an employee’s salary contributed to the plan on the first day of the month following their hire date. The Company contributed $0.8 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.
14.Net Income Per Share
The computation of net income per share is as follows:

	Three Months Ended March 31,
	2022	2021
(in thousands, except share and per share amounts)
Basic earnings per share:
Net income	$23,504	$49,418
Shares used in computation:
Weighted-average common shares outstanding, basic	212,403,383	207,309,946
Earnings per share, basic	$0.11	$0.24

Diluted earnings per share:
Net income	$23,504	$49,418
Shares used in computation:
Weighted-average common shares outstanding, basic	212,403,383	207,309,946
Weighted-average effect of potentially dilutive securities:
Unvested common stock subject to forfeiture	8,170,977	1,089,343
Employee stock options	145,517	31,828
Restricted stock units	248,058	26,229
Underwriters’ option to purchase additional shares	—	1,006
Diluted weighted-average common shares outstanding	220,967,935	208,458,352
Diluted net income per share	$0.11	$0.24
The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021

Employee stock options	3,256,069	3,419,359
Restricted stock units	3,987,963	41,019
Unvested common stock	128,447	—

As of March 31, 2022, 6,615,000 PRSUs were not assessed for inclusion in diluted earnings per share, and any potential antidilutive shares were excluded from the table above because they are subject to performance conditions that were not achieved as of such date.

15.Segment Information
The Company applies ASC Topic 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company’s operating segments are generally organized by the type of product or service offered. Similar operating segments have been aggregated into three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. Segment information is presented in the same manner that the Company’s Chief Operating Decision Maker (“CODM”) reviews the results of operations in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of March 31, 2022, long-lived assets located outside the United States, primarily located in Malaysia and China, were $21.4 million.
The Connected Machines segment derives revenue from the sale of its connected machine hardware and related essential software. The Subscriptions segment derives revenue primarily from monthly and annual subscription fees and a portion of the revenue allocated to unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services. The Accessories and Materials segment primarily consists of craft, DIY, home décor products and heat presses including the Cricut Mug Press and Cricut EasyPress. There are no internal revenue transactions between the Company’s segments.
Key financial performance measures of the segments including revenue, cost of revenue and gross profit are as follows:

	Three Months Ended March 31,
	2022	2021
(in thousands)
Connected Machines:
Revenue	$62,391	$141,320
Cost of revenue	$60,713	$119,692
Gross profit	$1,678	$21,628

Subscriptions:
Revenue	$64,778	$46,139
Cost of revenue	$6,252	$4,298
Gross profit	$58,526	$41,841

Accessories and Materials:
Revenue	$117,614	$136,363
Cost of revenue	$78,798	$79,562
Gross profit	$38,816	$56,801

Consolidated:
Revenue	$244,783	$323,822
Cost of revenue	$145,763	$203,552
Gross profit	$99,020	$120,270
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our interim condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our 2021 Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview of Our Business and History
At Cricut, our mission is to help people lead creative lives. We have designed and built a creativity platform that enables our engaged and loyal community of over 6.9 million users to turn ideas into professional-looking handmade goods. With our highly versatile connected machines, design apps and accessories and materials, our users create everything from personalized birthday cards, mugs and T-shirts to large-scale interior decorations.
Our users’ journeys typically begin with the purchase of a connected machine. We currently sell a portfolio of connected machines that cut, write, score and create other decorative effects using a wide variety of materials including paper, vinyl, leather and more. Our connected machines are designed for a wide range of uses and are available at a variety of price points (MSRP by machine family as of March 31, 2022):
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
Users can leverage the full power of our platform by using our connected machines together with our free design apps, in-app purchases and subscription offerings to design and complete projects. All users can access a select number of free images, fonts and projects from our design apps or upload their own. In addition, we offer a wider selection of images, fonts and projects for purchase à la carte, including licensed content from partners with well-known brands and characters, like major motion picture studios. We also have two subscription offerings: Cricut Access and Cricut Access Premium. Cricut Access provides a subscription to images, fonts and projects as well as other member benefits, including exclusive software features and functionality, discounts, and priority Cricut Member Care. Cricut Access is billed monthly for $9.99 per month or annually for $95.88 per year. Cricut Access Premium includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping and is billed annually for $119.88 per year. As of March 31, 2022, we had over 2.3 million Paid Subscribers to Cricut Access and Cricut Access Premium.
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

Historically, we generate higher revenue levels in the second half of the year compared to the first half of the year, coinciding with the ramp up to, and including the holiday shopping season in the United States. For example, in 2019 and 2020, the second half of the year represented 59% and 60% of total revenue for the year, respectively. The seasonality patterns experienced in 2021 were not representative of our typical historical patterns due to the unique aspects of the pandemic that resulted in unusually high demand in the first and second quarters of 2021. As the impact of the pandemic on behaviors abate, we expect to return to a more normal seasonality pattern. As we continue to grow internationally, we expect we may experience seasonality in additional markets, which may differ from the seasonality experienced in the United States.
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
For more information regarding our business model, factors affecting our performance, and seasonality, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K.
Key Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends and make strategic decisions.

	Three Months Ended March 31,
	2022	2021
Users (in thousands)	6,904	4,939
Percentage of Users Creating in Trailing 90 Days	54%	62%
Paid Subscribers (in thousands)	2,311	1,614

	Three Months Ended March 31,
	2022	2021
Subscription ARPU	$9.73	$9.96
Accessories and Materials ARPU	$17.67	$29.45
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
Subscription ARPU
We define Subscription ARPU as Subscriptions revenue divided by average number of users in a period. Subscription ARPU allows us to forecast Subscriptions revenue over time and is an indicator of our ability to expand with users and of user engagement with our subscription offerings.
Accessories and Materials ARPU
We define Accessories and Materials ARPU as Accessories and Materials revenue divided by average number of users in a period. Accessories and Materials ARPU allows us to forecast Accessories and Materials revenue over time and is an indicator of our ability to expand with users, particularly the volume of projects created by our users.
Components of our Results of Operations
We operate and manage our business in three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. We identify our reportable segments based on the information used by management to monitor performance and make operating decisions. See Note 15 to our condensed consolidated financial statements included elsewhere in this filing for additional information regarding our reportable segments.
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
Subscriptions
We generate Subscriptions revenue primarily from sales of subscriptions to Cricut Access and Cricut Access Premium and a portion of the revenue allocated to unspecified future upgrades and enhancements related to the essential software and access to our cloud-based services. For a monthly or annual subscription fee, Cricut Access includes a subscription to images, fonts and projects as well as other member benefits, including exclusive software features and functionality, discounts, and priority Cricut Member Care. For an annual subscription fee, Cricut Access Premium includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping. Subscriptions revenue excludes à la carte digital content purchases. Subscriptions revenue is recognized on a ratable basis over the subscription term.
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
Operating Expenses
Research and Development
Research and development expenses consist primarily of costs associated with the development of our connected machines, software and accessories and materials, including personnel-related expenses for engineering, product development and quality assurance, as well as prototype costs, service fees incurred by contracting with vendors and allocated overhead. We expect research and development expense to increase as percentage of revenue to levels somewhat higher compared to the historical levels to support growth from new products and services in the future.
Sales and Marketing
Sales and marketing expenses consist primarily of the advertising and marketing of our products, third-party payment processing fees, personnel-related expenses, including salaries and bonuses, benefits and stock-based compensation expense, as well as sales incentives, professional services, promotional items, and allocated overhead costs. We expect our sales and marketing expenses as a percentage of revenue to fluctuate in the near term as we expand internationally and launch new products, but over the long term we anticipate to be similar to recent historical levels.
General and Administrative
General and administrative expenses consist of personnel-related expenses for our finance, legal, human resources and administrative personnel, including salaries and bonuses, benefits and stock-based compensation expense, as well as the costs of professional services, any allocated overhead, information technology and other administrative expenses. We expect general and administrative expenses as a percentage of revenue over the long term to remain relatively similar to recent historical levels.
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
The following table is presented in thousands:

	Three Months Ended March 31,
	2022	2021
(in thousands)
Revenue:
Connected machines	$62,391	$141,320
Subscriptions	64,778	46,139
Accessories and materials	117,614	136,363
Total revenue	244,783	323,822
Cost of revenue:
Connected machines(1)	60,713	119,692
Subscriptions(1)	6,252	4,298
Accessories and materials(1)	78,798	79,562
Total cost of revenue	145,763	203,552
Gross profit	99,020	120,270
Operating expenses:
Research and development(1)	20,530	15,698
Sales and marketing(1)	32,789	27,489
General and administrative(1)	14,294	12,419
Total operating expenses	67,613	55,606
Income from operations	31,407	64,664
Other expense, net	(39)	(29)
Income before provision for income taxes	31,368	64,635
Provision for income taxes	7,864	15,217
Net income	$23,504	$49,418

(1)    Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
(in thousands)
Cost of revenue
Connected machines	$3	$8
Subscriptions	52	36
Accessories and materials	—	—
Total cost of revenue	55	44
Research and development	4,011	3,641
Sales and marketing	2,868	5,607
General and administrative	2,024	2,393
Total stock-based compensation expense	$8,958	$11,685

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%
(dollars in thousands)
Revenue:
Connected machines	$62,391	$141,320	$(78,929)	(56)%
Subscriptions	64,778	46,139	18,639	40%
Accessories and materials	117,614	136,363	(18,749)	(14)%
Total revenue	$244,783	$323,822	$(79,039)	(24)%

Three Months Ended March 31, 2022 and 2021
Connected Machines revenue decreased by $78.9 million, or 56%, to $62.4 million for the three months ended March 31, 2022 from $141.3 million for the three months ended March 31, 2021. The decrease was primarily driven by a decline in the number of Connected Machines sold during the period, particularly of the Maker and Explore families, due to lower demand.
Subscriptions revenue increased by $18.6 million, or 40%, to $64.8 million for the three months ended March 31, 2022 from $46.1 million for the three months ended March 31, 2021. The increase was primarily driven by an increase in the number of Paid Subscribers which increased by 43% from 1.6 million as of March 31, 2021 to 2.3 million as of March 31, 2022.
Accessories and Materials revenue decreased by $18.7 million, or 14%, to $117.6 million for the three months ended March 31, 2022 from $136.4 million for the three months ended March 31, 2021. The decrease was primarily driven by a decline in unit sales of Accessories and Materials during the period, particularly decline in units of EasyPress, Mug Press and Project Materials sold during the period. The decrease was partially offset by revenue from new product launches of Bright 360 Lamps, Hat Press, Autopress, and EasyPress 3, which launched in Q1 2022.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2022	2021	$	%
(dollars in thousands)
Cost of Revenue:
Connected machines	$60,713	$119,692	$(58,979)	(49)%
Subscriptions	6,252	4,298	1,954	45%
Accessories and materials	78,798	79,562	(764)	(1)%
Total cost revenue	$145,763	$203,552	$(57,789)	(28)%
Gross Profit:
Connected machines	1,678	21,628	(19,950)	(92)%
Subscriptions	58,526	41,841	16,685	40%
Accessories and materials	38,816	56,801	(17,985)	(32)%
Total gross profit	$99,020	$120,270	$(21,250)	(18)%
Gross Margin
Connected machines	3%	15%
Subscriptions	90%	91%
Accessories and materials	33%	42%
Three Months Ended March 31, 2022 and 2021
Connected Machines cost of revenue decreased by $59.0 million, or 49%, to $60.7 million for the three months ended March 31, 2022 from $119.7 million for the three months ended March 31, 2021. The decrease was primarily driven by decline in the number of Connected Machines sold during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Gross margin for Connected Machines decreased to 3% for the three months ended March 31, 2022 from 15% for the three months ended March 31, 2021. Gross margin decreased due to lower selling prices of Explore Air 2, Maker and Joy, higher warranty costs, and higher freight and handling costs due to global supply chain challenges as a percentage of revenue.
Subscriptions cost of revenue increased by $2.0 million, or 45%, to $6.3 million for the three months ended March 31, 2022 from $4.3 million for the three months ended March 31, 2021. The increase was primarily driven by an increase in amortization of capitalized software development costs.
Gross margin for Subscriptions decreased to 90% for the three months ended March 31, 2022 from 91% for the three months ended March 31, 2021. Gross margin decreased due to higher amortization of capitalized software development costs as a percentage of subscriptions revenue.
Accessories and Materials cost of revenue decreased by $0.8 million, or 1%, to $78.8 million for the three months ended March 31, 2022 from $79.6 million for the three months ended March 31, 2021. The decrease was primarily driven by decline in unit sales of Accessories and Materials during the period, particularly decline in units of heat press products sold during the period. The decrease was partially offset by higher freight cost.
Gross margin for Accessories and Materials decreased to 33% for the three months ended March 31, 2022 from 42% for the three months ended March 31, 2021. Gross margin decreased primarily due to higher costs, including higher freight and handling costs due to global supply chain challenges as a percentage of revenue, and also lower average selling prices.

Operating Expenses
Research and Development

	Three Months Ended March 31,		Change
	2022	2021	$	%
(dollars in thousands)
Research and development	$20,530	$15,698	$4,832	31%
As a percentage of total revenue	8%	5%
Research and development expenses increased by $4.8 million, or 31%, to $20.5 million for the three months ended March 31, 2022 from $15.7 million for the three months ended March 31, 2021. The increase was primarily due to a $2.5 million increase in product development expenses for future products as well as increases in personnel-related expenses due to headcount increases and stock-based compensation expense.
Sales and Marketing

	Three Months Ended March 31,		Change
	2022	2021	$	%
(dollars in thousands)
Sales and marketing	$32,789	$27,489	$5,300	19%
As a percentage of total revenue	13%	8%
Sales and marketing expenses increased by $5.3 million, or 19%, to $32.8 million for the three months ended March 31, 2022 from $27.5 million for the three months ended March 31, 2021. The increase was primarily due to a $4.7 million increase in payment processing fees. Additionally, the variance was related to increases in personnel-related expenses due to headcount increases and software subscription expenses, offset by a decrease in stock-based compensation expense.
General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	$	%
(dollars in thousands)
General and administrative	$14,294	$12,419	$1,875	15%
As a percentage of total revenue	6%	4%
General and administrative expenses increased by $1.9 million, or 15%, to $14.3 million for the three months ended March 31, 2022 from $12.4 million for the three months ended March 31, 2021. The increase was primarily due to a $0.9 million increase in personnel-related expenses due to headcount increases as well as increases in professional services.
Other Expense, Net

	Three Months Ended March 31,		Change
	2022	2021	$	%
(dollars in thousands)
Other expense, net	$(39)	$(29)	$(10)	34%
Other expense, net is materially consistent for the three months ended March 31, 2022 in comparison to the three months ended March 31, 2021.

Income Tax Expense

	Three Months Ended March 31,		Change
	2022	2021	$	%
(dollars in thousands)
Provision for income taxes	$7,864	$15,217	$(7,353)	(48)%
Provision for income taxes decreased by $7.4 million, or 48%, to $7.9 million for the three months ended March 31, 2022 from $15.2 million for the three months ended March 31, 2021. The decrease was primarily due to a reduction in pre-tax net income and represents an effective tax rate of 25.1% and 23.5% for the three months ended March 31, 2022 and 2021, respectively.
Liquidity and Capital Resources
Our operations during the periods presented have been financed primarily through cash flow from operating activities, borrowings under credit facilities and the net proceeds from our initial public offering in March of 2021. We believe our balances of cash and cash equivalents, which totaled $245.7 million as of March 31, 2022, along with forecasted cash expected to be generated by ongoing operations and $150.0 million in available borrowings on our credit facility (see Note 6) will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
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
Our cash requirements have not changed materially since the 2021 Form 10-K.
Cash Flows

	Three Months Ended March 31,
	2022	2021
(in thousands)
Net cash flows (used in) provided by operating activities	$15,579	$(21,963)
Net cash flows used in investing activities	(9,807)	(7,839)
Net cash flows provided (used in) by financing activities	(1,642)	245,098
Operating Activities
The change in net cash flows from operating activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is primarily due to greater reductions in accounts receivable year over year as well as less cash used to fund inventories. These increases were offset by more cash used to fund sales incentive liabilities for our customers for the three months ended March 31, 2022 compared to three months ended March 31, 2021.
Investing Activities
The change in net cash flows from investing activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to increased property and equipment acquisition and capitalized software development costs.

Financing Activities
The change in net cash flows from financing activities for the three months ended March 31, 2022 compared to three months ended March 31, 2021 was primarily due to proceeds of $245.1 million received from our IPO during 2021.
Critical Accounting Policies
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Note 2 of the notes to our condensed consolidated financial statements in the section titled “—Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the 2021 Form 10-K.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We were primarily exposed to changes in interest rates with respect to our cost of borrowing under our Revolving Credit Loan and Term Loan. We monitor our cost of borrowing, taking into account our funding requirements and our expectations for interest rates in the future. To date, we have not been exposed, nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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
ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our condensed consolidated financial statements and related notes and all of the other information in this Quarterly Report on Form 10-Q, before making a decision to invest in our Class A common stock. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
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
•risks related to general socio-economic and political conditions as well as consumer confidence; and

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
•decreased word-of-mouth referrals from our community or failed marketing efforts; and
•deteriorating general economic conditions, inflationary pressures affecting the pricing of our products or otherwise, or changes in consumer spending preferences or buying trends, each of which we currently are experiencing.
As a result of these factors, our rate of adding new users is declining in comparison to the last two years and, in the short term, the number of paid subscribers could remain flat or decline, and we cannot be sure that we will be successful in attracting and engaging with users, or increasing sales to our users, at levels that will be adequate to maintain or grow our business.
Our revenue growth rate and financial performance in recent periods may not be indicative of our future performance, and we expect our revenue growth rate to decline compared to prior years.
We have experienced rapid revenue growth in recent periods, with revenue of $486.6 million, $959.0 million and $1,306.2 million for the years ended December 31, 2019, 2020 and 2021, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior years due to a number of reasons, including more challenging comparisons to prior periods as our revenue grows, slowing demand for our products and subscriptions, increasing competition, a decrease in the growth of our overall market and our failure to capitalize on growth opportunities. For example, we saw significant growth in sales during the COVID-19 pandemic in 2020 and 2021, but our current revenue growth rates are declining compared to those rates. There can be no assurance that sales will remain at 2020 and 2021 levels in the future or that we will be able to continue to significantly grow our revenue in a post-COVID-19 environment. Our rate of adding new users is declining in comparison to the last two years and, in the short term, the number of paid subscribers could remain flat or decline.
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
Our financial performance has been and will continue to be significantly determined by our success in attracting and retaining brick-and-mortar and online retail partners. For the year ended December 31, 2021, our top seven brick-and-mortar and online retail partners accounted for 52% of total revenue. For the three months ended March 31, 2022, our top seven brick-and-mortar and online retail partners accounted for 43% of total revenue. We anticipate that a similar level of concentration will continue for the foreseeable future.
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
If the financial condition of one or more of our key brick-and-mortar and online retail partners weakens, a key retailer stops selling our products or uncertainty regarding demand for some or all of our products causes one or more of these brick-and-mortar and online retail partners to reduce its ordering and marketing of our products, it could decrease revenue from sales to brick-and-mortar and online retail partners and adversely affect our total revenue. Financial difficulties for one or more of our key brick-and-mortar and online retail partners could also expose us to financial risk if such retailer were unable to pay for the products purchased from us. We may not be able to collect our receivables from our brick-and-mortar and online retail partners, or we may incur significant expense in attempting to collect receivables, which would materially and adversely affect our profitability and cash flows from operations. For example, the COVID-19 pandemic had a material adverse effect on many retail chains generally, many of whom were required to close their stores for periods of time, and some of which went out of business. While the challenges that many retail chains experienced during the COVID-19 pandemic did not have a material adverse effect on our business, such challenges could negatively affect our business and results of operations in the future. In addition, current deteriorating general economic conditions, inflationary pressures affecting the pricing of our products or otherwise, and changes in consumer spending preferences or buying trends could have an effect on sales through our brick-and-mortar and online retail partners.
Our long-term growth is dependent upon our ability to increase online sales through the websites of our brick-and-mortar and online retail partners as well as through our own website. If we do not effectively grow our online channels while reducing our reliance on our other sales channels, our business, financial condition, results of operations and profitability could be harmed.
Our ability to continue our revenue growth and increase our profitability depends in part upon our ability to successfully implement certain strategic go-to-market initiatives, including expanding our online sales presence while continuing to work with key brick-and-mortar and online retail partners. Our online sales include online sales through the websites of our brick-and-mortar and online retail partners as well as through our own website cricut.com. In each of the years ended December 31, 2019 and 2020, 48% of our revenue was generated from these online channels. In the year ended December 31, 2021, 50% of our revenue was generated from these online channels. For the three months ended March 31, 2022, 56% of our revenue was generated from these online channels. There can be no assurance that online sales will remain at these levels in the future or that we will be able to continue to significantly grow our online channels.
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
As of March 31, 2022, approximately 33% of our users were Paid Subscribers. If we are unable to maintain or increase subscriptions, which have higher margins than our other products, our future revenue and results of operations could be harmed. Our Paid Subscribers have no contractual obligation to renew their subscriptions to Cricut Access or Cricut Access Premium after the expiration of their initial subscription term, and our subscriptions may be offered on a monthly and annual basis. The images and designs on our platform are available for purchase à la carte, which may limit the incentive for users to purchase subscriptions. Our ability to increase new subscriptions may decline or fluctuate as a result of a number of factors, including seasonality, the quality of images and projects we offer, the number of new features and capabilities only offered through our subscriptions, the prices of products offered by our competitors and the budgets and consumer spending habits of our users. If our users do not renew their subscriptions or if additional users do not purchase subscriptions, our future revenue and results of operations could be harmed. To the extent that users of our free design apps do not purchase images, projects or products à la carte or convert to a subscription, our future revenue and results of operations could be harmed. Our efforts to increase our subscriptions may not have the desired effect. For example, in 2021, we proposed changes to our free Design Space app that would have limited the number of personal images or patterns a user could upload and save each month to our cloud without a subscription; however, because of user reaction, we determined not to proceed with the proposed changes. Instead of increasing subscriptions, other attempts to increase subscriptions could cause our users to limit their use of our connected machines, cause reputational harm and damaged relationships, and result in reduced sales of connected machines and accessories and materials, any of which could negatively affect our future revenue and results of operations. Finally, any future changes to our subscription model could make our subscriptions less attractive to users or reduce our margins on subscriptions, which could negatively affect our future revenue and results of operations.
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
If we are unable to sustain pricing levels for our products and subscriptions, whether due to competitive pressure or otherwise, our gross margins could be significantly reduced. As of March 31, 2022, our portfolio of connected machines range from $179.99 to $399.99 MSRP, and subscription offerings range from $9.99 per month to $95.88 per year for Cricut Access or $119.88 per year for Cricut Access Premium, which includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping. Within our accessories and materials, our SKUs range in price from $0.99 to $999.99.
Demand for our products can be sensitive to price, especially in times of slow or uncertain economic growth and consumer economic conservatism. To the degree we implement price increases, we could see further impact on consumer behavior and demand. Many factors can significantly impact our pricing strategies, including production and personnel costs, as well as other factors outside of our control, such as consumer sentiment, increases in the price of raw materials, inflationary pressures, and our competitors’ pricing and marketing strategies. Changes in our pricing strategies have had, and may continue to have, a significant impact on our revenue and net income. From time to time, we have made changes to our pricing structure to remain competitive, because if we fail to meet our brick-and-mortar and online retail partners’ and users’ price expectations, we could lose sales. Furthermore, brick-and-mortar and online retail partners may choose to offer promotions or sales on our products, including our connected machines, and we may have to match those prices on our own website to continue to attract users to our website to make purchases, which could affect our business and results of operations.
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
We have grown rapidly in recent years and have limited operating experience at our current size. For example, our revenue has grown from $486.6 million to $959.0 million and $1,306.2 million for the years ended December 31, 2019, 2020 and 2021, respectively. In addition, between January 1, 2019 and December 31, 2020, our employee headcount increased from over 350 to over 640, and as of March 31, 2022, our employee headcount was over 800. While we do not expect headcount growth to continue at this pace in the near term, we may choose to significantly increase headcount again in the future. Further, as we grow, our business becomes increasingly complex, particularly for a company of our relative size. To effectively manage and capitalize on our growth, we must continue to forecast demand and manage our supply chain, expand our sales and marketing, focus on innovative product development, upgrade and secure our management information systems and other processes and obtain more space for our expanding staff. Our continued growth and complexity could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training and managing a diffuse and growing employee base. Failure to scale with growth could harm our future success, including our ability to effectively focus on and pursue our corporate objectives. Moreover, the complicated nature of our business, in which we design our own products, develop our own design apps, rely on third-party manufacturers and sell our products through brick-and-mortar and online retail partners, as well as through our website, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. If we do not adapt to meet these evolving challenges, including hiring and maintaining the right number of employees for each aspect of our business, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products may suffer and our company culture may be harmed.
Our growth strategy contemplates an increase in our advertising and other sales and marketing spending, which represented 8%, 7% and 10% of revenue in 2019, 2020 and 2021, respectively. Our advertising and other sales and marketing spending represented 8% and 13% for the three months ended March 31, 2021 and 2022, respectively. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated, and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.
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
Our business has historically been influenced by seasonal trends. We generate a disproportionate amount of sales activity related to our products during the fourth quarter, due in large part to seasonal holiday demand. For example, in 2019 and 2020 our fourth quarter represented 36% and 39% of total revenue for the year, respectively, and 30% of total revenue for the year 2021. Our promotional discounting activity is also higher in the fourth quarter, which negatively impacts gross margin during this period. Accordingly, adverse events that occur during these months could have a disproportionate effect on our results of operations for the entire fiscal year. In contrast, sales of accessories and materials typically slow in the second quarter of the year in connection with school summer holidays. Seasonality in our business can also be skewed by macroeconomic factors, such as inflation and reduction in consumer demand. In addition, seasonality can be affected by introductions of new or enhanced products, including the costs associated with such introductions. Furthermore, our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. For example, we experienced unusually high demand in the first and second quarters of 2021, which is inconsistent with normal seasonality patterns. Accordingly, yearly or quarterly comparisons of our results of operations may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Moreover, we experienced a significant increase in sales after the outbreak of the COVID-19 pandemic, and the rollout of COVID-19 vaccines, lifting of restrictions on movement and/or normalized full-time return to work trends have negatively impacted demand for our products and subscriptions, as have current deteriorating general economic conditions, inflationary pressures affecting the pricing of our products, and changes in consumer spending preferences and buying trends, and our sales activity may continue to diminish as a result. As a result of these factors, our rate of adding new users is declining in comparison to the last two years and, in the short term, the number of paid subscribers could remain flat or decline.
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
•pricing pressure as a result of inflationary pressures, competition or otherwise;
•the impact of price increases on our retail partners or consumers generally;
•cost increases, delays or disruptions in our supply chain;
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
As a result of these factors, our rate of adding new users is declining in comparison to the last two years and, in the short term, the number of paid subscribers could remain flat or decline. Any one of the factors above or the cumulative effect of some of the factors above may result in significant fluctuations in our results of operations.
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
We believe that our growth depends on our ability to reach our market opportunity in terms of our SAM, which includes active creatives who we address with our current products and price points, and our TAM, which includes potential creatives who we believe we can reach over the long term as we make products for new uses and products that are more accessible, even easier to use and available at a broad set of price points. See the section titled “Business - Our Opportunity” in our 2021 Form 10-K. We assess our SAM and TAM in the United States and Canada, as well as internationally. We believe that in order to further penetrate our SAM and TAM, we must continually improve ease of use and user experience, launch new products in new categories and expand internationally. For example, some users find our connected machines to be challenging to use or may require user education in order to operate them efficiently or have the best user experience. If we are not able to make our connected machines easier to use or improve user education and experience, we may not be able to expand our SAM and TAM. Our SAM and TAM are representative of a broad demographic. However, historically we have served a largely female demographic representing 94% of our users as of December 31, 2021. We continue to explore additional offerings that address new categories that will appeal to a wider demographic. Any new offerings may not appeal to current consumer preferences and may not be accepted by our user community or potential new users. While we believe our growth depends on our ability to expand our sales into our SAM and our TAM, we cannot be certain that we will be successful in doing so.
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
Certain of our information technology systems are designed and maintained by us and are critical for the efficient functioning of our business, including the manufacture and distribution of our products, online sales of our products and the ability of our users to access their content and designs. Our rapid growth has, in certain instances, strained these systems. As we grow, we continue to implement modifications and upgrades to our systems, including sunsetting the use of internal servers and implementing a company-wide product lifecycle management system. These changes subject us to inherent costs and risks associated with replacing and upgrading these systems, including, but not limited to, impairment of our ability to fulfill brick-and-mortar and online retail partners orders and other disruptions in our business operations. Further, our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all.
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
Our top seven brick-and-mortar and online retail partners, measured by the product revenue we derive from them, accounted for 52% of product revenue for the year ended December 31, 2021 and 43% for the three months ended March 31, 2022. Gross margins from sales to retailers may decline as a result of a number of factors outside our control, including inflationary pricing pressures, tariffs as a result of trade wars and our reliance on a primary contract manufacturer which holds influence over the supply chain. This may magnify the impact of variations in revenue and operating costs on our results of operations, which in turn could adversely affect our overall margins and profitability. We had in 2019, 2020 and 2021, and may continue to have in the future, low gross margins in the early stages of our relationships with certain brick-and-mortar and online retail partners, particularly international brick-and-mortar and online retail partners that often require significant ramp-up periods, which has and may in the future adversely affect our total revenue. To compete effectively, we have been, and may in the future decide to offer significant discounts to large brick-and-mortar and online retail partners at lower margins or reduce or withdraw from existing relationships with smaller brick-and-mortar and online retail partners, which could negatively impact our revenue and could adversely affect our gross margins and overall profitability.

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
Additionally, many of our international distributors buy from us in U.S. dollars and sell to retailers in local currency, so significant currency fluctuations could affect their profitability, and in turn, affect their ability to buy products from us in the future. For example, the COVID-19 pandemic has created significant short-term volatility in global stock markets and has caused currency exchange rate fluctuations that make it more expensive for international distributors to purchase our products. Any reduction in sales by our international retailers could harm our international expansion and adversely affect our future growth.
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
Our products and subscriptions may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, inflationary pressures, consumers’ individual savings-to-spend ratio, levels of unemployment, discretionary time available, tax rates and political factors, including war or other armed conflicts, including the current conflict between Russia and Ukraine. While we saw an increase in demand for our products and subscriptions during the COVID-19 pandemic in 2020 and 2021, our current revenue growth rates are declining compared to those years. There can be no assurance that sales will remain at 2020 and 2021 levels in the future or that we will be able to continue to significantly grow our revenue in a post-COVID-19 environment. To date, our business has operated almost exclusively in a relatively strong economic environment. Current deteriorating general economic conditions, inflationary pressures affecting the pricing of our products, and changes in consumer spending preferences and buying trends are having an adverse effect on demand for our products. Unfavorable economic conditions or other related factors may lead consumers to delay or reduce purchases of our products and subscriptions, and consumer demand for our products and subscriptions may not grow as we expect. As a result of these factors, our rate of adding new users is declining in comparison to the last two years and, in the short term, the number of paid subscribers could remain flat or decline. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and subscriptions could adversely affect our business, financial condition and results of operations.
Covenants in the Credit Agreement governing our secured revolving credit facility may restrict our ability to grow our business, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely affected.
In September 2020, we entered into a credit agreement, or the Credit Agreement, with JPMorgan Chase Bank, N.A., Citibank, N.A. and Origin Bank, providing for a three-year secured revolving credit facility with aggregate lender commitments of $150 million. We have the option to increase the lender commitments by up to $200 million (for maximum aggregate lender commitments of up to $350 million), subject to the satisfaction of certain conditions under the Credit Agreement, including obtaining the consent of the administrative agent and each lender being added or increasing its commitment. The credit facility is a standard asset-based lending facility, meaning that notwithstanding the aggregate lender commitments, we can only borrow up to an amount equal to our borrowing base at any given time. As of March 31, 2022, we were able to borrow up to $150.0 million. Our borrowing base is determined according to certain percentages of eligible accounts receivable and eligible inventory (which may be valued at average cost, market value or net orderly liquidation value), subject to reserves determined by the administrative agent. At any time that our borrowing base is less than the aggregate lender commitments, we can only borrow revolving loans up to the amount of our borrowing base and not in the full amount of the aggregate lender commitments.
The Credit Agreement and related loan documents contain various restrictive covenants, including, among other things, a minimum fixed charge coverage ratio, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders or enter into certain types of related party transactions. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. Pursuant to the Credit Agreement and related loan documents, we granted a security interest in substantially all of our assets. See Note 6 of our notes to our condensed consolidated financial statements for additional information.
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
We believe that a critical component of our success has been our corporate culture. As we continue to grow, including by expanding our presence internationally, and develop the infrastructure associated with being a public company, we will need to maintain our culture among a larger number of employees, dispersed across various geographic regions. The widespread stay-at-home orders resulting from the COVID-19 pandemic required us to make substantial changes to the way that the vast majority of our employee population does their work, and we have faced new and unforeseen challenges arising from the management of remote, geographically-dispersed teams. Any failure to preserve our culture could adversely affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Specifically, Ashish Arora, our Chief Executive Officer, has not previously been the chief executive officer of a publicly traded company, and Kimball Shill, our Chief Financial Officer, is serving in that role for the first time. Our management team may not successfully or efficiently manage our continued transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.
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
We continue to analyze our exposure for taxes and related liabilities and have accrued $3.3 million and $2.5 million as of December 31, 2020 and 2021, respectively, and $3.8 million as of March 31, 2022 for uncertain tax positions.
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
Any adverse change in the operations of our manufacturers, including as a result of political, social, economic or transportation conditions in Malaysia or China, supply chain issues, failure of our manufacturers to remain in business, or issues such as actual or perceived unfair labor practices, labor disputes or violations of laws or other obligations or issues unknown to us, could affect deliveries of our products to our brick-and-mortar and online retail partners or users, possibly resulting in business interruptions, substantially delayed or lost sales, loss of inventory or increased expenses that cannot be passed on to brick-and-mortar and online retail partners or users, any of which could ultimately adversely affect our business and financial results.

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
All of the components that go into the manufacturing of our products, as well as our accessories and materials, are sourced from a limited number of third-party suppliers, many of which are located internationally. Some of the key components our manufacturers use in the production of our products come from a limited or single source of supply. We are subject to the risk of shortages and long lead times in the supply of these components or accessories and materials, and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with procuring certain components or accessories and materials are lengthy and preclude rapid changes in quantities and delivery schedules and could increase for a number of reasons outside our control, including natural disaster, a pandemic, social or political unrest or other interruptions. In particular, the COVID-19 pandemic has caused, and will likely continue to cause, interruptions in the development, manufacturing, sourcing and shipment of our products, which could adversely affect our revenue, gross margins and results of operations. During the COVID-19 pandemic, we have secured long-lead-time component supply directly from suppliers on a purchase order basis. Our contract manufacturers then procure these components from our suppliers within the lead times provided by our finished goods purchase orders based on component allocations that we control. To the extent that we do not accurately forecast the components we purchase, we may be left paying for components that our contract manufacturers do not need. Furthermore, most of our contract manufacturers’ primary facilities are located in Malaysia and China, which exposes us to certain additional risks in addition to the above that could adversely affect our business, financial condition and results of operations. For example, we have experienced issues with the import of goods and services from certain ports. Access to credit in Asia is tightening, which is having an impact on the terms upon which we and our contract manufacturers are able to obtain access to components or accessories and materials from particular suppliers. If we or our contract manufacturers lose access to components or accessories and materials from a particular supplier or experience a significant disruption in the supply of products and components from a current supplier, we may be unable to locate alternative suppliers of comparable quality on terms that are acceptable to us, or at all, which may undermine our ability to deliver our products to brick-and-mortar and online retail partners or users in a timely manner and our business could be materially and adversely affected. Such supply chain issues, if severe enough, could also affect our contract manufacturers’ ability to remain in business, which would require us to shift production of products made by such manufacturers to other of our manufacturers or new manufacturers, either of which could result in delays in delivery of our products and could have a material and adverse effect on our business. In addition, if we experience an increase in demand for our products, our suppliers may not have the capacity or may elect not to meet our needs as they allocate components or accessories and materials to their other customers. Identifying suitable alternate sources of supply for these components or accessories and materials is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance and labor and other ethical practices. Accordingly, a loss of any of our component or accessories and materials suppliers could adversely affect our business, financial condition and results of operations.
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
•price increases;
•difficulties in establishing additional supplier, manufacturer or third-party logistics partner relationships if we experience difficulties with our existing suppliers, manufacturers or third-party logistics partners, or such partners go out of business;
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
We are currently experiencing inflationary pressures affecting the prices of components for our products and transportation resources. Significant increases in commodity prices, such as base metals (e.g. copper), alloys or plastic resins, or inflation could adversely affect the costs of our component suppliers and contract manufacturers and result in higher costs to us if we are unable to pass on the increased costs to our brick-and-mortar and online retail partners or users. Furthermore, transportation costs have fluctuated as a result of a variety of factors, such as capacity shortages, higher fuel prices and labor shortages, and we may not be able to pass such costs on to our brick-and-mortar and online retail partners or users. Our results of operations may be adversely affected if we are unable to secure, or are able to secure only at significantly higher costs, components for our products or adequate transportation resources.
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
Our Class A common stock has one vote per share and our Class B common stock has five votes per share, except as otherwise required by law. As of March 31, 2022, Petrus and affiliates hold 127,340,929 shares of issued and outstanding Class B common stock. Accordingly, Petrus and affiliates hold approximately 67% of the voting power of our outstanding capital stock in the aggregate. Petrus is able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Petrus may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between Petrus and our other stockholders, which may result in Petrus undertaking, or causing us to undertake, actions that would be desirable for Petrus but would not be desirable for our other stockholders.
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
Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, hold, in the aggregate, approximately 86% of the total voting power of shares of our outstanding common stock, based on the number of shares outstanding as of March 31, 2022. Further, Petrus and affiliates, collectively, are currently our largest stockholder. Petrus and affiliates hold approximately 67% of the total voting power of our common stock-based on the number of shares outstanding as of March 31, 2022. As a result, our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our Class A common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our Class A common stock.
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
Our current revenue growth rates are declining compared to those in 2020 and 2021. There is no guarantee that sales will remain at 2020 and 2021 levels in the future or that we will be able to continue to significantly grow our revenue in a post-COVID-19 environment.
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
Although recent vaccine rates have raised hopes of a turnaround in the COVID-19 pandemic at some point, renewed waves and new variants continue to pose concerns for the outlook. Growth may be stymied if virus surges (including from new variants) prove difficult to contain, infections and deaths mount rapidly and social distancing or lockdowns return and are more stringent than anticipated. Slower-than-anticipated progress on medical interventions could dampen hopes of an exit from the COVID-19 pandemic and weaken confidence. Specifically, vaccine rollout could suffer delays or be uneven, widespread hesitancy could hamper vaccine take-up, vaccines could deliver shorter-lived immunity than anticipated and advances on therapies could be limited. Intensifying social unrest, including due to higher inequality and unequal access to vaccines and therapies, could further complicate the recovery. Moreover, if policy support is withdrawn before full economic recovery, bankruptcies of viable but illiquid companies could mount, leading to further employment and income losses. The ensuing tighter financial conditions could increase rollover risks for vulnerable borrowers, add to the already large number of economies in debt distress, and increase insolvencies among corporations and households.

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
The estimates of market size included in our Annual Report on Form 10-K or that we have provided publicly may prove to be inaccurate, and even if the market in which we compete is of the size we estimate, we cannot assure you that our business will penetrate some or all of our SAM or TAM.
Market size estimates are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates of market size in our Annual Report on Form 10-K or that we have provided publicly relating to our SAM and TAM, including estimates based on our commissioned surveys or our own internal survey data, may prove to be inaccurate. Even if the market is of the size we estimate, we may not further penetrate our SAM or TAM, or at all. Accordingly, the estimates of market size should not be taken as indicative of our future growth.
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
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.1+	Confirmatory Employment Letter between the registrant and Kimball Shill dated April 4, 2022.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X
101 SCH	XBRL Taxonomy Extension Schema Document.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Taxonomy Extension Definition Linkbase Document.
101 LAB	XBRL Taxonomy Extension Label Linkbase Document.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Date:	May 10, 2022	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2022	By:		/s/ Kimball Shill
			Name:	Kimball Shill
			Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2022	By:		/s/ Ryan Harmer
			Name:	Ryan Harmer
			Title:	VP of Accounting, Corporate Controller
(Principal Accounting Officer)