Form 10-Q
period 2022-06-30
Cricut, Inc.
filed 2022-08-10
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2022, the registrant had 44,200,508 shares of Class A Common Stock, and 177,983,885 shares of Class B Common Stock, outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Cricut, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of June 30, 2022	As of December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$147,771	$241,597
Marketable securities	83,547	—
Accounts receivable, net	81,061	199,508
Inventories	484,216	454,174
Prepaid expenses and other current assets	28,498	32,820
Total current assets	825,093	928,099
Property and equipment, net	63,112	53,261
Operating lease right-of-use asset	19,541	17,653
Intangible assets, net	1,140	1,520
Deferred tax assets	3,255	3,255
Other assets	34,458	2,462
Total assets	$946,599	$1,006,250
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$113,554	$204,714
Accrued expenses and other current liabilities	43,028	69,351
Deferred revenue, current portion	31,261	30,547
Operating lease liabilities, current portion	5,257	3,755
Total current liabilities	193,100	308,367
Operating lease liabilities, net of current portion	16,709	15,780
Deferred revenue, net of current portion	3,913	4,858
Other non-current liabilities	4,617	3,269
Total liabilities	218,339	332,274
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021.	—	—
Common stock, par value $0.001 per share, 1,250,000,000 shares authorized as of June 30, 2022, 222,186,359 shares issued and outstanding as of June 30, 2022; 1,250,000,000 shares authorized as of December 31, 2021, 221,913,559 shares issued and outstanding as of December 31, 2021.	222	222
Additional paid-in capital	734,787	717,369
Accumulated deficit	(6,229)	(43,560)
Accumulated other comprehensive income (loss)	(520)	(55)
Total stockholders’ equity	728,260	673,976
Total liabilities and stockholders’ equity	$946,599	$1,006,250
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Connected machines	$35,438	$146,326	$97,829	$287,646
Subscriptions	67,604	50,673	132,382	96,812
Accessories and materials	80,715	137,494	198,329	273,857
Total revenue	183,757	334,493	428,540	658,315
Cost of revenue:
Connected machines	34,882	116,217	95,595	235,909
Subscriptions	6,181	5,285	12,433	9,583
Accessories and materials	57,266	82,696	136,064	162,258
Total cost of revenue	98,329	204,198	244,092	407,750
Gross profit	85,428	130,295	184,448	250,565
Operating expenses:
Research and development	20,055	20,606	40,585	36,304
Sales and marketing	31,516	33,030	64,305	60,519
General and administrative	13,828	12,507	28,122	24,926
Total operating expenses	65,399	66,143	133,012	121,749
Income from operations	20,029	64,152	51,436	128,816
Total other income (expense), net	322	14	283	(15)
Income before provision for income taxes	20,351	64,166	51,719	128,801
Provision for income taxes	6,524	15,040	14,388	30,257
Net income	$13,827	$49,126	$37,331	$98,544
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable securities	$(343)	$—	$(343)	$—
Change in foreign currency translation adjustment, net of tax	(110)	4	(122)	(9)
Total other comprehensive income (loss):	$(453)	$4	$(465)	$(9)
Comprehensive income	$13,374	$49,130	$36,866	$98,535
Earnings per share, basic	$0.06	$0.24	$0.17	$0.47
Earnings per share, diluted	$0.06	$0.22	$0.17	$0.46
Weighted-average common shares outstanding, basic	214,852,256	208,205,162	213,634,584	207,760,027
Weighted-average common shares outstanding, diluted	220,791,640	222,947,030	221,199,963	216,403,427
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	221,913,559	$222	$717,369	$—	$(43,560)	$(55)	$673,976
Net income	—	—	—		23,504	—	23,504
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	10,387	—	(1,328)		—	—	(1,328)
Forfeiture of unvested common stock	(114,332)	—	—		—	—	—
Stock-based compensation	—	—	10,500		—	—	10,500
Compensatory units repurchased	—	—	(14)		—	—	(14)
Other comprehensive loss	—	—	—		—	(12)	(12)
Balance as of March 31, 2022	221,809,614	$222	$726,527		$(20,056)	$(67)	$706,626
Net income	—	$—	$—		$13,827	$—	$13,827
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	500,237	$—	$(3,218)		$—	$—	$(3,218)
Forfeiture of unvested common stock	(123,492)	$—	$—		$—	$—	$—
Stock-based compensation	—	$—	$11,478		$—	$—	$11,478
Other comprehensive loss	—	$—	$—		$—	$(453)	$(453)
Balance as of June 30, 2022	222,186,359	$222	$734,787		$(6,229)	$(520)	$728,260

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	208,116,104	$208	$412,741	$(184,033)	$9	$228,925
Net income	—	—	—	49,418	—	49,418
Capital contributions	—	—	200	—	—	200
Initial public offering, net of offering costs	13,250,000	13	242,655	—	—	242,668
Repurchase upon Corporate Reorganization	(524)	—	(10)	—	—	(10)
Extinguishment of liability awards to equity	—	—	10,784	—	—	10,784
Stock-based compensation	—	—	6,635	—	—	6,635
Compensatory units repurchased	—	—	(160)	—	—	(160)
Other comprehensive loss	—	—	—	—	(13)	(13)
Balance as of Balance as of March 31, 2021	221,365,580	$221	$672,845	$(134,615)	$(4)	$538,447
Net income	—	$—	$—	$49,126	$—	$49,126
Issuance of common stock upon vesting or exercise of stock-based awards	64,566	$—	$—	$—	$—	$—
Forfeiture of unvested common stock	(145,902)	$—	$—	$—	$—	$—
Initial public offering, net of offering costs	968,815	$1	$18,019	$—	$—	$18,020
Stock-based compensation	—	$—	$8,015	$—	$—	$8,015
Other comprehensive income	—	$—	$—	$—	$4	$4
Balance as of June 30, 2021	222,253,059	$222	$698,879	$(85,489)	$—	$613,612
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$37,331	$98,544
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	12,129	8,317
Stock-based compensation	19,360	19,795
Non-cash lease expense	2,406	1,887
Provision for inventory obsolescence	4,454	1,598
Other	(59)	(110)
Changes in operating assets and liabilities:
Accounts receivable	118,447	(659)
Inventories	(64,783)	(178,527)
Prepaid expenses and other current assets	4,237	(15,361)
Other assets	(594)	311
Accounts payable	(91,840)	28,833
Accrued expenses and other current liabilities and other non-current liabilities	(25,990)	(20,560)
Operating lease liabilities	(1,861)	(2,187)
Deferred revenue	(231)	4,124
Net cash and cash equivalents (used in) provided by operating activities	13,006	(53,995)
Cash flows from investing activities:
Purchase of marketable securities	(84,601)	—
Proceeds from maturities of marketable securities	807	—
Acquisitions of property and equipment, including capitalized software development costs	(17,775)	(16,124)
Net cash and cash equivalents used in investing activities	(101,569)	(16,124)
Cash flows from financing activities:
Proceeds from capital contributions	—	200
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	262,007
Repurchase of compensatory units	(14)	(160)
Repurchase of common stock upon Corporate Reorganization	—	(10)
Proceeds from exercise of stock options	31	—
Employee tax withholding payments on stock-based awards	(5,048)	—
Payments on capital leases	—	(24)
Net cash and cash equivalents (used in) provided by financing activities	(5,031)	262,013
Effect of exchange rate on changes on cash and cash equivalents	(232)	(29)
Net increase (decrease) in cash and cash equivalents	(93,826)	191,865
Cash and cash equivalents at beginning of period	241,597	122,215
Cash and cash equivalents at end of period	$147,771	$314,080
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$14
Cash paid during the period for income taxes	$5,967	$52,410
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,307	$3,529
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$5,895	$3,118
Tax withholdings on stock-based awards included in accrued expenses and other current liabilities	$388	$—
Stock-based compensation capitalized for software development costs	$1,153	$673
Reclassification of liability awards to equity upon modification	$—	$10,784
Leasehold improvements acquired through tenant allowances	$752	$—
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
The Company organizes its business into the following three reportable segments: Connected Machines, Subscriptions, and Accessories and Materials. See Note 16, Segment Information, for further discussion of the Company’s segment reporting structure.
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

In connection with the Corporate Reorganization the outstanding stock based compensation awards issued by Cricut Holdings were modified or settled as described in Note 10 below.
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
The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited financial statements as of that date but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows and the changes in equity for the interim periods. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending December 31, 2022, or any other period.
Certain prior year reported amounts have been reclassified to conform with the current period presentation. These reclassifications did not have a material impact on the Company's consolidated financial statements or related footnotes.
There were no material changes to the Company's significant accounting policies during the six months ended June 30, 2022.
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

Marketable Securities

The Company designates investments in debt securities as available-for-sale. Available-for-sale debt securities with original maturities of three months or less from the date of purchase are classified within cash and cash equivalents. Available-for-sale debt securities with original maturities longer than three months are available to fund current operations and are classified as marketable securities, within current assets on the consolidated balance sheets. Available-for-sale debt securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the average cost method on a first-in, first-out basis and recorded in total other income (expense), net in the condensed consolidated statements of operations and comprehensive income.

The available-for-sale debt securities are subject to a periodic impairment review. For investments in an unrealized loss position, the Company writes down the amortized cost basis of the investment if it is more likely than not that the Company will be required or will intend to sell the investment before recovery of its amortized cost basis. For investments not likely to be sold before recovery of the amortized cost basis, the Company determines whether a credit loss exists by considering information about the collectability of the instrument, current market conditions, and reasonable and supportable forecasts of economic conditions. The Company recognizes an allowance for credit losses up to the amount of the unrealized loss when appropriate. Allowances for credit losses and write-downs are recognized in total other income (expense), net, and unrealized losses not related to credit losses are recognized in accumulated other comprehensive income (loss). There are no allowances for credit losses recorded for the periods presented. As of June 30, 2022, the gross unrealized losses on available-for-sale securities are related to market interest rate changes and not attributable to credit.

Fair Value Measurement
The Company measures at fair value certain of its financial and non-financial assets and liabilities by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.
Money market funds and certain marketable securities are highly liquid investments and are actively traded. The pricing information for these assets is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. Other marketable securities such as corporate bonds, commercial paper, U.S. Treasury and agency securities are valued using observable inputs from similar assets, or from observable data in markets that are not active; these assets are classified as Level 2 of the fair value hierarchy. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. There were no liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.
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
Inventories
Inventories (current and non-current), which primarily consist of finished goods, are valued at the lower of average cost or net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Assessments to value the inventory at the lower of the average cost to purchase the inventory, or the net realizable value of the inventory, are based upon assumptions about future demand, physical deterioration, changes in price levels and market conditions. As a result of the Company’s assessments, when the net realizable value of inventory is less than the carrying value, the inventory cost is written down to the net realizable value and the write down is recorded as a charge to cost of revenue. Inventories include indirect acquisition and production costs that are incurred to bring the inventories to their present condition and location. Inventories are recorded net of reserves for obsolescence. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products.
As needed, we complete strategic and market beneficial purchases of critical raw materials that are used in our core production process (such as microchips) in quantities that exceed anticipated consumption within our normal operating cycle, which is 12 months. We classify such raw materials that we do not expect to consume within our normal operating cycle as non-current within Other assets.

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
The following table summarizes the changes in the deferred revenue balance for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
(in thousands)
Deferred revenue, beginning of period	$35,405	$26,276
Recognition of revenue included in beginning of period deferred revenue	(23,938)	(18,805)
Revenue deferred, net of revenue recognized on contracts in the respective period	23,707	22,930
Deferred revenue, end of period	$35,174	$30,401
As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the deferred revenue balance.
The Company expects the following recognition of deferred revenue as of June 30, 2022:

	Year Ended December 31,
	2022 (remainder of year)	2023	2024	2025	Total
(in thousands)
Revenue expected to be recognized	$25,314	$7,847	$1,884	$129	$35,174
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 16 under the heading “Segment Information.”
Revenue recognized during the three and six months ended June 30, 2022 related to performance obligations satisfied or partially satisfied in prior periods was $0.3 million and $0.7 million, respectively.
The following table presents the total revenue by geography based on the ship-to address for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
North America*	$159,479	$306,173	$367,784	$596,510
International	24,278	28,320	60,756	61,805
Total revenue	$183,757	$334,493	$428,540	$658,315
*North America revenue consists of revenues from the United States and Canada.
4.Cash, Cash Equivalents, and Financial Instruments
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of June 30, 2022:

	As of June 30, 2022
	Adjusted Cost	Allowance for Credit Losses	Total Unrealized Gains	Total Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$128,989	$—	$—	$—	$128,989	$128,989	$—
Level 1:
Commercial paper	27,842	—	—	(20)	27,822	16,635	11,187
Subtotal	27,842	—	—	(20)	27,822	16,635	11,187
Level 2:
Corporate debt securities	47,408	—	—	(239)	47,169	2,147	45,022
U.S. treasury securities	27,422	—	—	(84)	27,338	—	27,338
Subtotal	74,830	—	—	(323)	74,507	2,147	72,360
Total	$231,661	$—	$—	$(343)	$231,318	$147,771	$83,547
Marketable securities held as of June 30, 2022 generally mature over the next one to eighteen months.
As of December 31, 2021 the Company had cash and cash equivalents of $241.6 million including $106.0 million in money market funds with no unrealized gains or losses.

5.Inventory
Inventories are comprised of the following:

	As of June 30, 2022	As of December 31, 2021
(in thousands)
Raw materials	$34,659	$20,187
Finished goods	481,102	433,987
Total inventories	$515,761	$454,174
Inventories current	$484,216	$454,174
Inventories non-current (included in other assets)	$31,545	$—

6.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of June 30, 2022	As of December 31, 2021
(in thousands)
Sales incentives	$18,979	$36,969
Other accrued liabilities and other current liabilities	24,049	32,382
Total accrued expenses	$43,028	$69,351
7.    Revolving Credit Facility
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
The amount that can be borrowed under the Credit Facility is limited to the lesser of (a) the borrowing base minus the aggregate revolving exposure or (b) aggregate lender commitments at any given time. The borrowing base is determined according to certain percentages of eligible accounts receivable and eligible inventory (which may be valued at average cost, market value or net orderly liquidation value), subject to reserves determined by the administrative agent. At any time that the Company’s borrowing base is less than the aggregate lender commitments, the Company can only borrow revolving loans up to the amount of the Company’s borrowing base and not in the full amount of the aggregate lender commitments. As of June 30, 2022, no amount was outstanding under the Credit Agreement and available borrowings were $150.0 million.
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
The Credit Agreement contains financial covenants during the initial year of the agreement, requiring the Company to maintain a fixed charge coverage ratio of at least 1.0 to 1.0, measured monthly on a trailing 12 month basis. The Company is also subject to this covenant in future periods if the available commitment is less than the greater of $15.0 million and 10% of total commitment made by all lenders. Management has determined that the Company was in compliance with all financial and non-financial debt covenants as of June 30, 2022. As disclosed in Note 17, the 2020 Credit Agreement was replaced on August 4, 2022.
8.Income Taxes
As required by Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” the Company computes interim period income taxes by applying an estimated annual effective tax rate to our year-to-date income from operations before income taxes, except for significant unusual or infrequently occurring items. The estimated effective tax rate is adjusted each quarter in accordance with ASC 740.

The estimated annual effective tax rate was 32.1 percent and 27.8 percent for the three and six months ended June 30, 2022, respectively, and 23.4 percent and 23.5 percent for the three and six months ended June 30, 2021, respectively. The Company’s provision for income taxes was $6.5 million and $14.4 million, respectively, for the three and six ended June 30, 2022, and $15.0 million and $30.3 million, respectively, for the three and six months ended June 30, 2021. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to discrete tax items including a stock based compensation shortfall due to the decrease in stock price upon vesting.
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
9.Capital Structure
As of June 30, 2022, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001 per share, and 1,250,000,000 shares of common stock, par value $0.001 per share, which was divided between two series: Class A common stock and Class B common stock. As of June 30, 2022, the Company had 1,000,000,000 shares of Class A common stock and 250,000,000 shares of Class B common stock authorized and 44,050,301 shares of Class A common stock and 178,136,058 shares of Class B common stock issued and outstanding. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock. During the six months ended June 30, 2022 and 2021, 5,653,017 and 2,215,887 shares of Class B common stock were converted to Class A common stock, respectively.
10.Stock-Based Compensation
Stock-based Compensation Cost
The following table shows the stock-based compensation cost by award type for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Equity classified awards
Restricted stock units	8,424	4,479	15,250	4,775
Stock options	906	773	1,918	4,267
Class B common stock	2,148	2,763	4,810	5,608
Liability classified awards	22	1,004	(208)	7,045
Total stock-based compensation	$11,500	$9,019	$21,770	$21,695

The following table sets forth the total stock-based compensation cost included in the Company’s condensed consolidated statements of operations and comprehensive income or capitalized to assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Cost of revenue
Connected machines	$9	$8	$12	$16
Subscriptions	107	52	159	88
Accessories and materials	—	—	—	—
Total cost of revenue	116	60	171	104
Research and development	4,915	3,768	8,926	7,409
Sales and marketing	3,255	2,425	6,123	8,032
General and administrative	2,116	1,857	4,140	4,250
Total stock-based compensation expense	$10,402	$8,110	$19,360	$19,795
Capitalized for software development costs	612	379	1,153	673
Capitalized to inventory	486	530	1,257	1,227
Total stock-based compensation	$11,500	$9,019	$21,770	$21,695
As of June 30, 2022, there was $136.8 million of unrecognized stock-based compensation cost related to service-based awards which is expected to be recognized over a weighted-average period of 3.1 years. The total unrecognized compensation expense related to unvested performance-based restricted stock units (“PRSUs”) was $154.2 million as of June 30, 2022.
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

2021 Equity Incentive Plan
In March 2021, the Company’s 2021 Equity Incentive Plan became effective. The 2021 Equity Incentive Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. As of June 30, 2022, 31,895,729 shares of Class A common stock were reserved for issuance under this plan including shares reserved for previously granted awards discussed below as well as shares reserved for issuance of future awards under the plan.
A summary of the Company’s service-based RSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2021	4,673,831	$23.84
Granted	2,895,550	$13.82
Vested	(910,462)	$22.60
Forfeited/cancelled	(215,938)	$22.09
Outstanding at June 30, 2022	6,442,981	$19.56

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
A summary of the Company’s PRSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of PRSUs (a)	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2021	—	$—
Granted	6,655,000	$23.31
Forfeited/cancelled	(40,000)	$23.37
Outstanding at June 30, 2022	6,615,000	$23.31
a.Represents the maximum number of PRSUs assuming all performance targets are achieved.
The expense recognized each period for these PRSUs is primarily dependent upon the Company’s estimate of the probability of achieving the performance targets. At June 30, 2022, the Company determined it was not probable any performance conditions would be achieved so no stock-based compensation was recorded for these PRSUs during the six months ended June 30, 2022.
Options under the 2021 Equity Incentive Plan have a contractual term of 10 years. The exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of the shares on the date of grant.

A summary of the Company’s stock option activity under the 2021 Equity Incentive Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2021	3,260,357	$20.00	5.8	$6,814
Exercised	(1,535)	$20.00
Forfeited/cancelled	(13,004)	$20.00
Outstanding at June 30, 2022	3,245,818	$20.00	5.3	$—
Vested and exercisable at June 30, 2022	1,578,208	$20.00	4.9	$—
In connection with the Corporate Reorganization, certain employees received restricted stock unit equivalents (“RSU equivalents”). Upon vesting, these awards are settled for a cash payment equal to the intrinsic value of the award on the date of the Corporate Reorganization plus the difference between the Company’s stock price on the vesting date less the base price specified at the time of the grant. As of June 30, 2022, the total recognized liability for these awards was $0.7 million. A summary of the RSU equivalent activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSU Equivalents	Weighted- Average Base Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2021	81,077	$20.00	$1,231
Granted	1,000	$—
Forfeited / Cancelled	(7,141)	$20.00
Outstanding at June 30, 2022	74,936	$19.73	$960
Unvested Class B Common Stock
The Company’s unvested Class B common stock resulted from the Corporate Reorganization and is not part of the 2021 Equity Incentive Plan. Activity related to Class B common stock subject to future vesting for the six months ended June 30, 2022 is as follows:

	Number of Unvested Shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2021	10,854,859	$20.00
Vested	(3,634,707)	$20.00
Forfeited / Cancelled	(227,783)	$20.00
Outstanding at June 30, 2022	6,992,369	$20.00

Options to Purchase Class B Common Stock
The Company’s options to purchase Class B common stock resulted from the Corporate Reorganization and are not part of the 2021 Equity Incentive Plan. A summary of the Company stock option activity for the options to purchase shares of Class B common stock is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2021	434,000	$9.04	3.9	$5,664
Forfeited / Cancelled	(50,000)	$9.04
Outstanding at June 30, 2022	384,000	$9.04	3.4	$—
Vested at June 30, 2022	—	$—	N/A	$—
2021 Employee Stock Purchase Plan
In March 2021, the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”) became effective. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of June 30, 2022, 6,219,145 shares of our Class A common stock were available for sale under the 2021 ESPP.
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
11.Commitments and Contingencies
Litigation
The Company is subject to certain outside claims and litigation arising in the ordinary course of business. Management is not aware of any contingencies which it believes will have a material effect on its financial position, results of operations or liquidity.

12.Leases
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

The Company has determined its leases should be classified as operating leases. Variable lease costs are comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and are classified as lease cost due to the Company's election to not separate lease and non-lease components. The Company incurred operating lease costs of $1.3 million and $2.7 million for the three and six months ended June 30, 2022, respectively, and $1.2 million and $2.2 million for the three and six months ended June 30, 2021, respectively. The Company also incurred variable lease costs of $0.1 million and $0.3 million for the three and six months ended June 30, 2022, respectively, and nil for the three and six months ended June 30, 2021.

Cash paid for amounts included in the measurement of operating lease liabilities was $1.5 million and $2.8 million for the three and six months ended June 30, 2022, respectively, and $1.4 million and $2.5 million for the three and six months ended June 30, 2021, respectively. These amounts were included in net cash used in operating activities in the Company's consolidated statements of cash flows.
As of June 30, 2022, the maturities of the Company's operating lease liabilities were as follows:

Year Ending December 31,	Operating Leases
(in thousands)
2022 (remainder of the year)	$2,848
2023	5,999
2024	5,518
2025	4,252
2026	3,798
Thereafter	967
Total minimum lease payments, net	$23,382
Less: imputed interest	$(1,416)
Present value of operating lease liabilities	$21,966
Operating lease liabilities, current	$5,257
Operating lease liabilities, non-current	$16,709
As of June 30, 2022, the weighted average remaining operating lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

As of June 30, 2022
Weighted-average remaining lease term of operating leases	4.2 years
Weighted-average discount rate of operating leases	2.6%

13.Related Party Transactions
For the three months ended June 30, 2022 and 2021, the Company received no capital contributions from its former parent company, Cricut Holdings. For the six months ended June 30, 2022 and 2021, the Company received capital contributions of nil and $0.2 million from its former parent company, Cricut Holdings. The equity offering was purchased by a subset of then current common unitholders of Cricut Holdings and employees of the Company.
14.Employee Benefit Plan
The Company sponsors a 401(k) plan for the benefit of its employees who have attained at least 18 years of age. The Company matches 50% of the first 12% of an employee’s salary contributed to the plan on the first day of the month following their hire date. The Company contributed $0.6 million and $1.4 million for the three and six months ended June 30, 2022. The Company contributed $0.5 million and $1.2 million for the three and six months ended June 30, 2021, respectively.

15.Net Income Per Share
The computation of net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands, except share and per share amounts)
Basic earnings per share:
Net income	$13,827	$49,126	$37,331	$98,544
Shares used in computation:
Weighted-average common shares outstanding, basic	214,852,256	208,205,162	213,634,584	207,760,027
Earnings per share, basic	$0.06	$0.24	$0.17	$0.47

Diluted earnings per share:
Net income	$13,827	$49,126	$37,331	$98,544
Shares used in computation:
Weighted-average common shares outstanding, basic	214,852,256	208,205,162	213,634,584	207,760,027
Weighted-average effect of potentially dilutive securities:
Unvested common stock subject to forfeiture	5,439,764	12,593,087	6,841,217	7,005,901
Employee stock options	2,042	891,015	81,850	484,067
Restricted stock units	497,578	1,058,685	642,312	1,047,840
Underwriters’ option to purchase additional shares	—	199,081	—	105,592
Diluted weighted-average common shares outstanding	220,791,640	222,947,030	221,199,963	216,403,427
Diluted net income per share	$0.06	$0.22	$0.17	$0.46
The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Employee stock options	3,245,818	109,402	3,245,818	290,621
Restricted stock units	6,174,330	107,250	3,371,942	—
Unvested common stock subject to forfeiture	1,062,247	—	511,094	—

As of June 30, 2022, 6,615,000 PRSUs were not assessed for inclusion in diluted earnings per share, and any potential antidilutive shares were excluded from the table above because they are subject to performance conditions that were not achieved as of such date.
16.Segment Information
The Company applies ASC Topic 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company’s operating segments are generally organized by the type of product or service offered. Similar operating segments have been aggregated into three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. Segment information is presented in the same manner that the Company’s Chief Operating Decision Maker (“CODM”) reviews the results of operations in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of June 30, 2022, long-lived assets located outside the United States, primarily located in Malaysia and China, were $21.9 million.
The Connected Machines segment derives revenue from the sale of its connected machine hardware and related essential software. The Subscriptions segment derives revenue primarily from monthly and annual subscription fees and a portion of the revenue allocated to unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services. The Accessories and Materials segment primarily consists of craft, DIY, home décor products and heat presses including the Cricut EasyPress, Cricut Mug Press, and Cricut Autopress. There are no internal revenue transactions between the Company’s segments.
Key financial performance measures of the segments including revenue, cost of revenue and gross profit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Connected Machines:
Revenue	$35,438	$146,326	$97,829	$287,646
Cost of revenue	$34,882	$116,217	$95,595	$235,909
Gross profit	$556	$30,109	$2,234	$51,737

Subscriptions:
Revenue	$67,604	$50,673	$132,382	$96,812
Cost of revenue	$6,181	$5,285	$12,433	$9,583
Gross profit	$61,423	$45,388	$119,949	$87,229

Accessories and Materials:
Revenue	$80,715	$137,494	$198,329	$273,857
Cost of revenue	$57,266	$82,696	$136,064	$162,258
Gross profit	$23,449	$54,798	$62,265	$111,599

Consolidated:
Revenue	$183,757	$334,493	$428,540	$658,315
Cost of revenue	$98,329	$204,198	$244,092	$407,750
Gross profit	$85,428	$130,295	$184,448	$250,565
17.Subsequent Events

On August 4, 2022, the Company entered into a credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A, Citigroup N.A., PNC Bank, N.A., KeyBank, N.A., and other parties. The New Credit Agreement replaces the Company’s prior asset-based Credit Agreement with JPMorgan Chase Bank, N.A., Citigroup N.A., and Origin Bank. The New Credit Agreement provides for a five-year revolving credit facility (the “Credit Facility”) of up to $300.0 million, maturing on August 4, 2027. In addition, during the term of the New Credit Agreement, the Company may increase the aggregate amount of the Credit Facility by up to an additional $150.0 million, (for maximum aggregate lender commitments of up to $450.0 million), subject to customary conditions under the New Credit Agreement, including obtaining a consent from participating lenders (or another lender, if applicable) to such increase. The Credit Facility may be used to issue letters of credit and for other business purposes, including working capital needs.

The New Credit Agreement is collateralized by substantially all of our assets and contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for loans of this nature. In particular, the New Credit Agreement will not permit the leverage ratio to be greater than 3.0 to 1.0, measured on the last day of any fiscal quarter. In addition, the New Credit Agreement will not permit the interest coverage ratio to be less than 3.0 to 1.0, for any period of four consecutive quarters, measured on the last day of any fiscal quarter.

On July 19, 2022, the Company’s Board of Directors approved a common stock repurchase program under which the Company may purchase shares of its outstanding Class A common stock up to an aggregate transactional value of $50 million, depending on the Company’s continuing analysis of market, financial, and other factors. The share repurchase program may be suspended or discontinued at any time and does not have a predetermined expiration date.

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
Overview of Our Business and History
At Cricut, our mission is to help people lead creative lives. We have designed and built a creativity platform that enables our engaged and loyal community of nearly 7.2 million users to turn ideas into professional-looking handmade goods. With our highly versatile connected machines, design apps and accessories and materials, our users create everything from personalized birthday cards, mugs and T-shirts to large-scale interior decorations.
Our users’ journeys typically begin with the purchase of a connected machine. We currently sell a portfolio of connected machines that cut, write, score and create other decorative effects using a wide variety of materials including paper, vinyl, leather and more. Our connected machines are designed for a wide range of uses and are available at a variety of price points (MSRP by machine family as of June 30, 2022):
•Cricut Joy for personalization on-the-go, $179.00 MSRP
•Cricut Explore for cutting, writing and scoring, $249.00 - $319.00 MSRP
•Cricut Maker for cutting, writing, scoring and adding decorative effects to a wider range of materials, $399.00 - $429.00 MSRP
Our software integrates our connected machines and design apps, allowing our users to create and share seamlessly. Our software is cloud-based, meaning that users can access and work on their projects anywhere, at any time, across desktops or mobile devices. We enable our users to be inspired, to create and share projects with the Cricut community and to follow others doing the same. On our apps, users can find inspiration, purchase or upload content like fonts and images, design a project from scratch or find a vast array of ready-to-make projects.
Users can leverage the full power of our platform by using our connected machines together with our free design apps, in-app purchases and subscription offerings to design and complete projects. All users can access a select number of free images, fonts and projects from our design apps or upload their own. In addition, we offer a wider selection of images, fonts and projects for purchase à la carte, including licensed content from partners with well-known brands and characters, like major motion picture studios. We also have two subscription offerings: Cricut Access and Cricut Access Premium. Cricut Access provides a subscription to images, fonts and projects as well as other member benefits, including exclusive software features and functionality, discounts, and priority Cricut Member Care. Cricut Access is billed monthly for $9.99 per month or annually for $95.88 per year. Cricut Access Premium includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping and is billed annually for $119.88 per year. As of June 30, 2022, we had nearly 2.4 million Paid Subscribers to Cricut Access and Cricut Access Premium.
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

	As of June 30,
	2022	2021
Users (in thousands)	7,192	5,373
Percentage of Users Creating in Trailing 90 Days	51%	59%
Paid Subscribers (in thousands)	2,367	1,765

	Three Months Ended June 30,
	2022	2021
Subscription ARPU	$9.59	$9.83
Accessories and Materials ARPU	$11.45	$26.67
Users
We define a User as a registered user of at least one registered connected machine as of the end of a period. One user may own multiple registered connected machines but is only counted once if that user registers those connected machines by using the same email address. If possession of a connected machine is transferred to a new owner and registered by that new owner, the new owner is added to the total user count and the prior owner is removed from the total user count if the prior owner does not own any other registered connected machines. User count is an important indicator of the health of our business, because changes in the number of users reflects changes in connected machine sales and represents opportunities for us to drive additional sales of subscriptions and accessories and materials. There are certain limitations associated with this metric. For example, this metric does not capture whether a User is active in using a connected machine and does not indicate whether a User is purchasing subscriptions or accessories and materials. We compensate for these limitations by also reviewing other metrics that capture portions of this information, including the metrics below.
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
Components of our Results of Operations
We operate and manage our business in three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. We identify our reportable segments based on the information used by management to monitor performance and make operating decisions. See Note 16 to our condensed consolidated financial statements included elsewhere in this filing for additional information regarding our reportable segments.
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
Accessories and Materials
We generate Accessories and Materials revenue from sales of ancillary products, such as Cricut EasyPress, Cricut Mug Press, Cricut Autopress, hand tools, machine replacement tools and blades, project materials such as vinyl and iron-on and sales of à la carte digital content purchases, including fonts, images and projects. Accessories and Materials revenue is recognized for sales of such items, net of sales discounts, incentives and returns. Accessories and Materials revenue is recognized at the point in time when control is transferred, which is either upon shipment or delivery to the customer in accordance with the terms of each customer contract.

Cost of Revenue
Connected Machines
Cost of revenue related to Connected Machines consists of product costs, including costs of components, costs of contract manufacturers for production, inspecting and packaging, shipping, receiving, handling, warehousing and fulfillment, duties and other applicable importing costs, warranty replacement, excess and obsolete inventory write-downs, tooling and equipment depreciation and royalties. We expect our cost of revenue related to Connected Machines as a percentage of revenue to fluctuate in the near term as we address global supply chain challenges and increased expenses and continue to invest in the growth of our business and decrease over the long term as we drive greater scale and efficiency in our business.
Subscriptions
Cost of revenue related to Subscriptions consists primarily of hosting fees, digital content costs, amortization of capitalized software development costs and software maintenance costs. We expect our cost of revenue related to Subscriptions as a percentage of revenue to increase as we expand our content offerings and benefits of the subscription, including localized content for international target markets, discounts and features that drive value of the subscription.
Accessories and Materials
Costs of revenue related to Accessories and Materials consists of product costs, including costs of components, costs of contract manufacturers for production, inspecting and packaging, shipping, receiving, handling, warehousing and fulfillment, duties and other applicable importing costs, warranty replacement, excess and obsolete inventory write-downs, tooling and equipment depreciation and royalties. We expect our cost of revenue related to Accessories and Materials as a percentage of revenue to fluctuate in the near term as we address global supply chain challenges and increased expenses and continue to invest in the growth of our business and decrease over the long term as we drive greater scale and efficiency in our business.
Operating Expenses
Research and Development

Research and development expenses consist primarily of costs associated with the development of our connected machines, software and accessories and materials, including personnel-related expenses for engineering, product development and quality assurance, as well as prototype costs, service fees incurred by contracting with vendors and allocated overhead. We expect research and development expense to increase as a percentage of revenue to levels somewhat higher compared to historical annual levels to support growth from new products and services in the future.
Sales and Marketing

Sales and marketing expenses consist primarily of the advertising and marketing of our products, third-party payment processing fees, personnel-related expenses, including salaries and bonuses, benefits and stock-based compensation expense, as well as sales incentives, professional services, promotional items, and allocated overhead costs. We expect our sales and marketing expenses as a percentage of revenue to fluctuate in the near term as we expand internationally and launch new products, but over the long term we anticipate to be similar to pre-COVID-19 pandemic annual levels.
General and Administrative

General and administrative expenses consist of personnel-related expenses for our finance, legal, human resources and administrative personnel, including salaries and bonuses, benefits and stock-based compensation expense, as well as the costs of professional services, any allocated overhead, information technology and other administrative expenses. We expect general and administrative expenses as a percentage of revenue over the long term to remain relatively similar to pre-COVID-19 pandemic annual levels.
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
The following table is presented in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Revenue:
Connected machines	$35,438	$146,326	$97,829	$287,646
Subscriptions	67,604	50,673	132,382	96,812
Accessories and materials	80,715	137,494	198,329	273,857
Total revenue	183,757	334,493	428,540	658,315
Cost of revenue:
Connected machines(1)	34,882	116,217	95,595	235,909
Subscriptions(1)	6,181	5,285	12,433	9,583
Accessories and materials(1)	57,266	82,696	136,064	162,258
Total cost of revenue	98,329	204,198	244,092	407,750
Gross profit	85,428	130,295	184,448	250,565
Operating expenses:
Research and development(1)	20,055	20,606	40,585	36,304
Sales and marketing(1)	31,516	33,030	64,305	60,519
General and administrative(1)	13,828	12,507	28,122	24,926
Total operating expenses	65,399	66,143	133,012	121,749
Income from operations	20,029	64,152	51,436	128,816
Other income (expense), net	322	14	283	(15)
Income before provision for income taxes	20,351	64,166	51,719	128,801
Provision for income taxes	6,524	15,040	14,388	30,257
Net income	$13,827	$49,126	$37,331	$98,544

(1)    Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Cost of revenue
Connected machines	$9	$8	$12	$16
Subscriptions	107	52	159	88
Accessories and materials	—	—	—	—
Total cost of revenue	116	60	171	104
Research and development	4,915	3,768	8,926	7,409
Sales and marketing	3,255	2,425	6,123	8,032
General and administrative	2,116	1,857	4,140	4,250
Total stock-based compensation expense	$10,402	$8,110	$19,360	$19,795

Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
(dollars in thousands)
Revenue:
Connected machines	$35,438	$146,326	$(110,888)	(76)%	$97,829	$287,646	$(189,817)	(66)%
Subscriptions	67,604	50,673	16,931	33%	132,382	96,812	35,570	37%
Accessories and materials	80,715	137,494	(56,779)	(41)%	198,329	273,857	(75,528)	(28)%
Total revenue	$183,757	$334,493	$(150,736)	(45)%	$428,540	$658,315	$(229,775)	(35)%

Three Months Ended June 30, 2022 and 2021
Connected Machines revenue decreased by $110.9 million, or 76%, to $35.4 million for the three months ended June 30, 2022 from $146.3 million for the three months ended June 30, 2021. The decrease was primarily driven by a decline in the number of Connected Machines sold during the period, across all product families, due to higher channel inventory entering the quarter and lower consumer demand.
Subscriptions revenue increased by $16.9 million, or 33%, to $67.6 million for the three months ended June 30, 2022 from $50.7 million for the three months ended June 30, 2021. The increase was primarily driven by an increase in the number of Paid Subscribers which increased by 34% from 1.8 million as of June 30, 2021 to 2.4 million as of June 30, 2022.
Accessories and Materials revenue decreased by $56.8 million, or 41%, to $80.7 million for the three months ended June 30, 2022 from $137.5 million for the three months ended June 30, 2021. The decrease was primarily driven by a decline in unit sales of Accessories, particularly for units of EasyPress and Mug Press, as well as a decline in unit sales of Project Materials, due in part to increased competition in this space. The decrease was partially offset by increased revenue from Autopress, Hat Press, BrightPad, and Bright 360 Lamps.

Six Months Ended June 30, 2022 and 2021

Connected Machines revenue decreased by $189.8 million, or 66%, to $97.8 million for the six months ended June 30, 2022 from $287.6 million for the six months ended June 30, 2021. The decrease was primarily driven by a decline in the number of Connected Machines sold during the period, across all product families, due to lower consumer demand.
Subscriptions revenue increased by $35.6 million, or 37%, to $132.4 million for the six months ended June 30, 2022 from $96.8 million for the six months ended June 30, 2021. The increase was primarily driven by an increase in the number of Paid Subscribers which increased by 34% from 1.8 million as of June 30, 2021 to 2.4 million as of June 30, 2022.
Accessories and Materials revenue decreased by $75.5 million, or 28%, to $198.3 million for the six months ended June 30, 2022 from $273.9 million for the six months ended June 30, 2021. The decrease was primarily driven by a decline in unit sales of Accessories, particularly for units of EasyPress and Mug Press, as well as a decline in unit sales of Project Materials, due in part to increased competition in this space. The decrease was partially offset by increased revenue from Autopress, Hat Press, BrightPad, and Bright 360 Lamps.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
(dollars in thousands)
Cost of Revenue:
Connected machines	$34,882	$116,217	$(81,335)	(70)%	$95,595	$235,909	$(140,314)	(59)%
Subscriptions	6,181	5,285	896	17%	12,433	9,583	2,850	30%
Accessories and materials	57,266	82,696	(25,430)	(31)%	136,064	162,258	(26,194)	(16)%
Total cost revenue	$98,329	$204,198	$(105,869)	(52)%	$244,092	$407,750	$(163,658)	(40)%
Gross Profit:
Connected machines	556	30,109	(29,553)	(98)%	2,234	51,737	(49,503)	(96)%
Subscriptions	61,423	45,388	16,035	35%	119,949	87,229	32,720	38%
Accessories and materials	23,449	54,798	(31,349)	(57)%	62,265	111,599	(49,334)	(44)%
Total gross profit	$85,428	$130,295	$(44,867)	(34)%	$184,448	$250,565	$(66,117)	(26)%
Gross Margin
Connected machines	2%	21%			2%	18%
Subscriptions	91%	90%			91%	90%
Accessories and materials	29%	40%			31%	41%
Three Months Ended June 30, 2022 and 2021
Connected Machines cost of revenue decreased by $81.3 million, or 70%, to $34.9 million for the three months ended June 30, 2022 from $116.2 million for the three months ended June 30, 2021. The decrease was primarily driven by a decline in the number of Connected Machines sold across all product families during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Gross margin for Connected Machines decreased to 2% for the three months ended June 30, 2022 from 21% for the three months ended June 30, 2021. Gross margin decreased due to higher sales incentives as a percentage of revenue, end-of-life pricing for Explore Air 2 and Maker, higher freight and handling costs due to global supply chain challenges as a percentage of revenue, higher warranty costs as a percentage of revenue, and higher excess and obsolete costs as a percentage of revenue.
Subscriptions cost of revenue increased by $0.9 million, or 17%, to $6.2 million for the three months ended June 30, 2022 from $5.3 million for the three months ended June 30, 2021. The increase was primarily driven by an increase in amortization of capitalized software development costs.
Gross margin for Subscriptions increased to 91% for the three months ended June 30, 2022 from 90% for the three months ended June 30, 2021. Gross margin increased due to lower digital content costs and hosting fees as a percentage of subscriptions revenue.
Accessories and Materials cost of revenue decreased by $25.4 million, or 31%, to $57.3 million for the three months ended June 30, 2022 from $82.7 million for the three months ended June 30, 2021. The decrease was primarily driven by a decline in unit sales of Accessories and Materials during the period, particularly for units of EasyPress, Mug Press and Project Materials. The decrease was partially offset by an increase in units sold of Autopress, Hat Press, BrightPad, and Bright 360 Lamps.
Gross margin for Accessories and Materials decreased to 29% for the three months ended June 30, 2022 from 40% for the three months ended June 30, 2021. Gross margin decreased primarily due to higher freight and handling costs due to global supply chain challenges, higher excess and obsolete costs, and higher sales incentives as a percentage of revenue.
Six Months Ended June 30, 2022 and 2021

Connected Machines cost of revenue decreased by $140.3 million, or 59%, to $95.6 million for the six months ended June 30, 2022 from $235.9 million for the six months ended June 30, 2021. The decrease was primarily driven by a decline in the number of Connected Machines sold across all product families during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Gross margin for Connected Machines decreased to 2% for the six months ended June 30, 2022 from 18% for the six months ended June 30, 2021. Gross margin decreased due to end-of-life pricing for Explore Air 2 and Maker, higher freight and handling costs due to global supply chain challenges as a percentage of revenue, higher warranty costs as a percentage of revenue, and higher sales incentives as a percentage of revenue.
Subscriptions cost of revenue increased by $2.9 million, or 30%, to $12.4 million for the six months ended June 30, 2022 from $9.6 million for the six months ended June 30, 2021. The increase was primarily driven by an increase in amortization of capitalized software development costs.
Gross margin for Subscriptions increased to 91% for the six months ended June 30, 2022 from 90% for the six months ended June 30, 2021. Gross margin increased due to lower digital content costs and hosting fees as a percentage of subscriptions revenue.
Accessories and Materials cost of revenue decreased by $26.2 million, or 16%, to $136.1 million for the six months ended June 30, 2022 from $162.3 million for the six months ended June 30, 2021. The decrease was primarily driven by a decline in unit sales of Accessories and Materials during the period, particularly for units of EasyPress, Mug Press and Project Materials. The decrease was partially offset by an increase in units sold of Autopress, Hat Press, BrightPad, and Bright 360 Lamps along with higher freight cost.
Gross margin for Accessories and Materials decreased to 31% for the six months ended June 30, 2022 from 41% for the six months ended June 30, 2021. Gross margin decreased primarily due to higher freight and handling costs due to global supply chain challenges as a percentage of revenue, unfavorable product mix changes, and higher sales incentives as a percentage of revenue.
Operating Expenses
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
(dollars in thousands)
Research and development	$20,055	$20,606	$(551)	(3)%	$40,585	$36,304	$4,281	12%
As a percentage of total revenue	11%	6%			9%	6%
Research and development expenses decreased by $0.6 million, or 3%, to $20.1 million for the three months ended June 30, 2022 from $20.6 million for the three months ended June 30, 2021. The decrease was primarily due to a $3.1 million decrease in product development expenses for future products, offset by increases in personnel-related expenses due to headcount increases and stock-based compensation expense.
Research and development expenses increased by $4.3 million, or 12%, to $40.6 million for the six months ended June 30, 2022 from $36.3 million for the six months ended June 30, 2021. The increase was primarily due to a $2.8 million increase in personnel-related expenses due to headcount increases as well as an increase in stock-based compensation expense.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
(dollars in thousands)
Sales and marketing	$31,516	$33,030	$(1,514)	(5)%	$64,305	$60,519	$3,786	6%
As a percentage of total revenue	17%	10%			15%	9%

Sales and marketing expenses decreased by $1.5 million, or 5%, to $31.5 million for the three months ended June 30, 2022 from $33.0 million for the three months ended June 30, 2021. The decrease was primarily due to a $5.1 million decrease in advertising and other marketing costs which included the launch of the Explore 3 and Maker 3 in June 2021. The variance was offset by increases in personnel-related expenses due to headcount increases, stock-based compensation expense, and payment processing fees.
Sales and marketing expenses increased by $3.8 million, or 6%, to $64.3 million for the six months ended June 30, 2022 from $60.5 million for the six months ended June 30, 2021. The increase was primarily due to a $5.6 million increase in payment processing fees, increases in personnel-related expenses due to headcount increases, and software subscription expenses. The variance was offset by decreases in advertising and other marketing costs including to support the launch of Explore 3 and Maker 3 which launched in June 2021 and stock-based compensation expense.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
(dollars in thousands)
General and administrative	$13,828	$12,507	$1,321	11%	$28,122	$24,926	$3,196	13%
As a percentage of total revenue	8%	4%			7%	4%
General and administrative expenses increased by $1.3 million, or 11%, to $13.8 million for the three months ended June 30, 2022 from $12.5 million for the three months ended June 30, 2021. The increase was primarily due to a $0.8 million increase in software subscription expenses, increases in personnel-related expenses due to headcount increases, and stock-based compensation expense, offset by a decrease in legal services.
General and administrative expenses increased by $3.2 million, or 13%, to $28.1 million for the six months ended June 30, 2022 from $24.9 million for the six months ended June 30, 2021. The increase was primarily due to a $1.5 million increases in personnel-related expenses due to headcount increases.
Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
(dollars in thousands)
Other income (expense), net	$322	$14	$308	2200%	$283	$(15)	$298	(1987)%
Other income (expense), net is materially consistent for the three and six months ended June 30, 2022 in comparison to the three and six months ended June 30, 2021.

Income Tax Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
(dollars in thousands)
Provision for income taxes	$6,524	$15,040	$(8,516)	(57)%	$14,388	$30,257	$(15,869)	(52)%
Provision for income taxes decreased by $8.5 million, or 57%, to $6.5 million for the three months ended June 30, 2022 from $15.0 million for the three months ended June 30, 2021. The decrease was primarily due to a reduction in pre-tax net income and represents an effective tax rate after discrete items of 32.1% and 23.4% for the three months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate after discrete items is due primarily to a $1.8 million discrete item in the three months ended June 30, 2022, related to RSU’s that vested in May 2022, which resulted in a significant tax shortfall due to the decrease in share price.
Provision for income taxes decreased by $15.9 million, or 52%, to $14.4 million for the six months ended June 30, 2022 from $30.3 million for the six months ended June 30, 2021. The decrease was primarily due to a reduction in pre-tax net income and represents an effective tax rate after discrete items of 27.8% and 23.5% for the six months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate after discrete items is primarily due to a $1.8 million discrete item in the three months ended June 30, 2022, related to RSU’s that vested in May 2022, which resulted in a significant tax shortfall due to the decrease in share price.
Liquidity and Capital Resources
Our operations during the periods presented have been financed primarily through cash flow from operating activities and the net proceeds from our initial public offering in March of 2021. We believe our balances of cash and cash equivalents and marketable securities, which totaled $147.8 million and $83.5 million, respectively, as of June 30, 2022, along with forecasted cash expected to be generated by ongoing operations and $300.0 million in available borrowings on our new credit facility (see Note 7 and Note 17) will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
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
Other than our recently announced $50 million share repurchase program, our cash requirements have not changed materially since the 2021 Form 10-K.
Cash Flows

	Six Months Ended June 30,
	2022	2021
(in thousands)
Net cash flows (used in) provided by operating activities	$13,006	$(53,995)
Net cash flows used in investing activities	(101,569)	(16,124)
Net cash flows provided (used in) by financing activities	(5,031)	262,013
Operating Activities
The change in net cash flows from operating activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 is primarily due to greater reductions in accounts receivable year over year as well as less cash used to fund inventories. These increases were partially offset by a larger decrease in payable balances with inventory vendors for the six months ended June 30, 2022 compared to six months ended June 30, 2021.
Investing Activities
The change in net cash flows from investing activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to investments in marketable securities.
Financing Activities
The change in net cash flows from financing activities for the six months ended June 30, 2022 compared to six months ended June 30, 2021 was primarily due to proceeds of $262.0 million received from our IPO during 2021.

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
Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products, changes in demand for the products of our competitors, unanticipated changes in general market or economic conditions or changes in consumer confidence in future economic conditions. This risk may be exacerbated by the fact that we do not have the manufacturing capacity or supply-chain flexibility to satisfy short-term demand increases. For example, during the COVID-19 pandemic and stay-at-home orders, we saw significant growth in sales in 2020, which strained our inventory levels and caused shortages that likely resulted in lost sales. Although our in-channel and on-hand inventory as of June 30, 2022 were strong, if we fail to accurately forecast consumer demand, we may experience insufficient or excess inventory levels or a shortage or surplus of products available for sale. If we underestimate demand or are otherwise unable to meet consumer demand, we could experience loss of revenue, reputational harm and damaged relationships, including through social media or other communications from our community, and adversely affect our business, financial condition and results of operations. If we forecast inventory levels in excess of consumer demand, this may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and premium nature of our brand image. We currently intend to carry higher component and product inventory levels into the future until we are comfortable current supply chain risks have improved. These dynamics, along with an increased level of promotions in the fourth quarter of 2021, decreased our margins in the fourth quarter of 2021, and have continued to put pressure on margins in 2022.
We depend on sales to brick-and-mortar and online retail partners, including a limited number of sophisticated key brick-and-mortar and online retail partners. The loss or substantial decline in volume of sales to any of our key brick-and-mortar and online retail partners could adversely affect our financial performance.
Our financial performance has been and will continue to be significantly determined by our success in attracting and retaining brick-and-mortar and online retail partners. For the year ended December 31, 2021, our top seven brick-and-mortar and online retail partners accounted for 52% of total revenue. For the six months ended June 30, 2022, our top seven brick-and-mortar and online retail partners accounted for 40% of total revenue. We anticipate that a similar level of concentration will continue for the foreseeable future.
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
Our ability to continue our revenue growth and increase our profitability depends in part upon our ability to successfully implement certain strategic go-to-market initiatives, including expanding our online sales presence while continuing to work with key brick-and-mortar and online retail partners. Our online sales include online sales through the websites of our brick-and-mortar and online retail partners as well as through our own website cricut.com. In each of the years ended December 31, 2019 and 2020, 48% of our revenue was generated from these online channels. In the year ended December 31, 2021, 50% of our revenue was generated from these online channels. For the six months ended June 30, 2022, 59% of our revenue was generated from these online channels. There can be no assurance that online sales will remain at these levels in the future or that we will be able to continue to significantly grow our online channels.
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
As of June 30, 2022, approximately 33% of our users were Paid Subscribers. If we are unable to maintain or increase subscriptions, which have higher margins than our other products, our future revenue and results of operations could be harmed. Our Paid Subscribers have no contractual obligation to renew their subscriptions to Cricut Access or Cricut Access Premium after the expiration of their initial subscription term, and our subscriptions may be offered on a monthly and annual basis. The images and designs on our platform are available for purchase à la carte, which may limit the incentive for users to purchase subscriptions. Our ability to increase new subscriptions may decline or fluctuate as a result of a number of factors, including seasonality, the quality of images and projects we offer, the number of new features and capabilities only offered through our subscriptions, the prices of products offered by our competitors and the budgets and consumer spending habits of our users. If our users do not renew their subscriptions or if additional users do not purchase subscriptions, our future revenue and results of operations could be harmed. To the extent that users of our free design apps do not purchase images, projects or products à la carte or convert to a subscription, our future revenue and results of operations could be harmed. Our efforts to increase our subscriptions may not have the desired effect. For example, in 2021, we proposed changes to our free Design Space app that would have limited the number of personal images or patterns a user could upload and save each month to our cloud without a subscription; however, because of user reaction, we determined not to proceed with the proposed changes. Instead of increasing subscriptions, other attempts to increase subscriptions could cause our users to limit their use of our connected machines, cause reputational harm and damaged relationships, and result in reduced sales of connected machines and accessories and materials, any of which could negatively affect our future revenue and results of operations. Finally, any future changes to our subscription model could make our subscriptions less attractive to users or reduce our margins on subscriptions, which could negatively affect our future revenue and results of operations.
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
If we are unable to sustain pricing levels for our products and subscriptions, whether due to competitive pressure or otherwise, our gross margins could be significantly reduced. As of June 30, 2022, our portfolio of connected machines range from $179.00 to $429.00 MSRP, and subscription offerings range from $9.99 per month to $95.88 per year for Cricut Access or $119.88 per year for Cricut Access Premium, which includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping. Within our accessories and materials, our SKUs range in price from $0.99 to $999.00.
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
We have grown rapidly in recent years and have limited operating experience at our current size. For example, our revenue has grown from $486.6 million to $959.0 million and $1,306.2 million for the years ended December 31, 2019, 2020 and 2021, respectively. In addition, between January 1, 2019 and December 31, 2020, our employee headcount increased from over 350 to over 640, and as of June 30, 2022, our employee headcount was over 800. While we do not expect headcount growth to continue at this pace in the near term, we may choose to significantly increase headcount again in the future. Further, as we grow, our business becomes increasingly complex, particularly for a company of our relative size. To effectively manage and capitalize on our growth, we must continue to forecast demand and manage our supply chain, expand our sales and marketing, focus on innovative product development, upgrade and secure our management information systems and other processes and obtain more space for our expanding staff. Our continued growth and complexity could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training and managing a diffuse and growing employee base. Failure to scale with growth could harm our future success, including our ability to effectively focus on and pursue our corporate objectives. Moreover, the complicated nature of our business, in which we design our own products, develop our own design apps, rely on third-party manufacturers and sell our products through brick-and-mortar and online retail partners, as well as through our website, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. If we do not adapt to meet these evolving challenges, including hiring and maintaining the right number of employees for each aspect of our business, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products may suffer and our company culture may be harmed.
Our growth strategy contemplates an increase in our advertising and other sales and marketing spending, which represented 8%, 7% and 10% of revenue in 2019, 2020 and 2021, respectively. Our advertising and other sales and marketing spending represented 15% and 9% for the six months ended June 30, 2022 and 2021, respectively. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated, and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.
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
Our top seven brick-and-mortar and online retail partners, measured by the product revenue we derive from them, accounted for 52% of product revenue for the year ended December 31, 2021 and 40% for the six months ended June 30, 2022. Gross margins from sales to retailers may decline as a result of a number of factors outside our control, including inflationary pricing pressures, tariffs as a result of trade wars and our reliance on a primary contract manufacturer which holds influence over the supply chain. This may magnify the impact of variations in revenue and operating costs on our results of operations, which in turn could adversely affect our overall margins and profitability. We had in 2019, 2020 and 2021, and may continue to have in the future, low gross margins in the early stages of our relationships with certain brick-and-mortar and online retail partners, particularly international brick-and-mortar and online retail partners that often require significant ramp-up periods, which has and may in the future adversely affect our total revenue. To compete effectively, we have been, and may in the future decide to offer significant discounts to large brick-and-mortar and online retail partners at lower margins or reduce or withdraw from existing relationships with smaller brick-and-mortar and online retail partners, which could negatively impact our revenue and could adversely affect our gross margins and overall profitability.

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
Our indebtedness could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures and prevent us from fulfilling our financial obligations. Much of our debt is secured by a substantial portion of our assets. Much of our debt has a variable interest rate component that may significantly increase our interest costs in a rising rate environment.
In August 2022, we entered into a credit agreement (the “New Credit Agreement”), with JPMorgan Chase Bank, N.A, as administrative agent, and the lenders party thereto, providing for a five-year senior secured revolving credit facility with aggregate lender commitments of $300 million. We have the option to increase the lender commitments by up to $150 million (for maximum aggregate lender commitments of up to $450 million), subject to the satisfaction of certain conditions under the New Credit Agreement, including obtaining the consent of the administrative agent and each lender being added or increasing its commitment.
The New Credit Agreement and related loan documents could have important consequences to us, including the following:
•limitations on our ability to make acquisitions or declare dividends on our capital stock;
•impaired ability to obtained additional financing for acquisitions, dividends, capital expenditures, working capital or general corporate purposes;
•reduced funds available for our operations and other purposes, as a portion of our cash flow from operations may be dedicated to the payment of principal and interest on, and fees with respect to, our indebtedness;
•exposure to the risk of increasing interest rates as certain borrowings are, and will continue to be, at variable rates of interest.
The New Credit Agreement and related loan documents contain covenants that limit our discretion with respect to certain business matters, including incurring additional debt, granting liens on our assets, acquiring assets, disposing of assets, making investments, declaring dividends, entering into related-party transactions and engaging in new types of business. We are also subject to financial covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. A breach of any of these covenants could result in a default under the New Credit Agreement, which could result in the termination of the lenders’ commitments to make loans thereunder and the acceleration of our payment obligations under the New Credit Agreement and related loan documents.
Pursuant to the New Credit Agreement and related loan documents, we granted a security interest in substantially all of our assets. If we default on our obligations thereunder, the secured parties may be able to foreclosure upon their security interests and otherwise be entitled to obtain or control those assets.
If these events were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the New Credit Agreement and related loan documents.
In addition, the lenders’ obligations to make loans or other credit accommodations under the New Credit Agreement is subject to the satisfaction of certain conditions precedent including, for example, that our representations and warranties therein and the related loan documents are true and correct in all material respects as of the date of the proposed credit extension. If any of our representations or warranties in the New Credit Agreement or the related loan documents are not true and correct in all material respects as of the date of a proposed credit extension, or if other conditions precedent are not satisfied, we may not be able to request new loans or other credit accommodations under the New Credit Agreement, which could have a material adverse impact on our business, results of operation, financial condition and cash flows.
Additionally, from time to time in the future we may need to refinance obligations outstanding under the New Credit Agreement and related loan documents. At the time we must refinance, the market for our debt, or our financial condition or asset valuations, may not be favorable. It is possible that financing to replace or renew our debt may be unfavorable, which would adversely affect our financial condition and results of operations. In certain cases, we may turn to equity or other alternative financing.
Our debt under the New Credit Agreement is subject to variable rates of interest. If interest rates increase, our borrowing costs may increase substantially. This could have a material adverse impact on our business, results of operation, financial condition and cash flows. We may use interest rate derivatives to hedge a portion of our variable rate debt, when appropriate, based upon market conditions.
We may not be able to satisfy our debt obligations upon the occurrence of a change in control under the New Credit Agreement
Upon the occurrence of a change in control as defined in the New Credit Agreement, the lenders will have the right to terminate their commitments to lend under the New Credit Agreement and to declare all outstanding obligations under the New Credit Agreement and related loan documents due and payable. There can be no assurance that we would have sufficient resources available to satisfy all of our obligations under the New Credit Agreement and related loan documents in the event of a change in control. If we were unable to satisfy these obligations, it could have a material adverse impact on our business and the holders of our capital stock. A “change in control”, as defined in the New Credit Agreement, includes, among other events, the acquisition of ownership, directly or indirectly, beneficially or of record, by any Person or group (within the meaning of the Securities Exchange Act of 1934 and the rules of the SEC thereunder as in effect on the date hereof), other than Permitted Holders (as defined therein), of equity interests representing more than 35% of the aggregate ordinary voting power represented by our issued and outstanding equity interests.
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
We continue to analyze our exposure for taxes and related liabilities and have accrued $3.4 million and $2.5 million as of December 31, 2020 and 2021, respectively, and $3.9 million as of June 30, 2022 for uncertain tax positions.
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
If we overestimate our production requirements, we or our contract manufacturers may purchase excess components and build excess inventory. If we, or our contract manufacturers at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess components or products. In limited circumstances, we have agreed to reimburse our manufacturers for purchased components that were not used as a result of our decision to discontinue products or the use of particular components. If we incur costs to cover excess supply commitments, this would harm our business. If we underestimate our product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt the manufacturing of our products and result in delays or cancellation of orders from brick-and-mortar and online retail partners, distributors and online sales channels. We may be required to incur higher costs to secure the necessary production capacity and components to meet unanticipated demand, which could result in lower margins. We currently intend to carry higher inventory levels into the future until we are comfortable current supply chain risks have improved. These dynamics, along with an increased level of promotions in the fourth quarter of 2021, decreased our margins in the fourth quarter of 2021, and have continued to put pressure on margins in 2022.
The failure of our third-party logistics partners to adequately and effectively staff could adversely affect our brick-and-mortar and online retail partner and user experience and results of operations.
We currently receive and distribute merchandise through six third-party logistics partners, two of which are located in the United States and one of which is located in each of Australia, China, Europe, and Singapore. The majority of our products are received and distributed through one of our third-party logistics partners in California. These third-party logistics partners assist with online logistics, inventory management, warehousing and fulfillment for both business-to-business (to brick-and-mortar and online retail partners and distributors) and business-to-consumer (drop-ship via retail partners and direct-to-consumer). If our third-party logistics partners are unable to adequately staff their third-party logistics facilities to meet demand, or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, international expansion or other factors, these effects could be exacerbated and our results of operations could be further harmed. In addition, operating third-party logistics partner facilities comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Any such issues may result in delays in shipping times, reduced packing quality or costly litigation, and our reputation and results of operations may be harmed.
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
Further, the United Kingdom’s exit from the EU, and ongoing developments in the United Kingdom, have created uncertainty with regard to data protection regulation in the United Kingdom. Data processing in the United Kingdom is now governed by the UK General Data Protection Regulation and other domestic data protection laws, such as the UK Data Protection Act of 2018, which provide for penalties for noncompliance of up to the greater of £17.5 million or 4% of worldwide revenues. Although the European Commission adopted an adequacy decision for the United Kingdom in June 2021 that allows for the continued flow of personal data from the EU to the United Kingdom, this decision may be revoked or modified and will need to be renewed after four years from the date of adoption. In February 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses, or the UK SCCs, to support personal data transfers out of the United Kingdom, which went into effect in March 2022. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain data. We cannot fully predict how United Kingdom data protection laws or regulations may develop in the medium to longer term or how the EU will treat the United Kingdom with respect to data protection issues, including those relating to data transfers to and from the United Kingdom. We continue to monitor and review the impact of any resulting changes to EU or United Kingdom law, or related developments, that could affect our operations. We may incur liabilities, expenses, costs and other operational losses relating to the GDPR and privacy laws of applicable EU Member States and the United Kingdom, including in connection with any measures we take to comply with them.
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
California also enacted legislation affording consumers expanded privacy protections, the CCPA, that went into effect as of January 1, 2020 and was subject to enforcement starting July 1, 2020. Additionally, the California Attorney General issued regulations that may add additional requirements on businesses. The potential effects of this legislation and the related CCPA regulations are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access personal information, request deletion of personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is collected and used. The CCPA also provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches that may increase data breach litigation. Additionally, a new privacy law, the CPRA, was approved by California voters in November 2020, which will go into effect January 1, 2023. The CPRA creates obligations relating to consumer personal information collected as of January 1, 2022, with implementing regulations expected in the third or fourth quarter of 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in efforts to comply. Other states have also enacted or proposed similar data privacy laws. For example, in 2021 and 2022, Virginia passed its Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, Utah passed the Utah Consumer Privacy Act, and Connecticut passed the Act Concerning Personal Data and Online Monitoring, all of which differ from the CPRA and become effective in 2023. This legislation and other proposed laws at the state and federal level in the United States, could create the potential for a patchwork of overlapping but different laws, result in further uncertainty, require us to incur additional costs and expenses in an effort to comply or require changes in business practices and policies.
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
While we have historically transacted the majority of our business in U.S. dollars, we also transact in some foreign currencies, such as the Australian Dollar, Canadian Dollar, Chinese Yuan, Euro, British Pound Sterling and Malaysian Ringgit, and we may transact in more foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and results of operations. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be lowered. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we expect to use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and may introduce additional risks if we are unable to structure effective hedges with such instruments.
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
Our Class A common stock has one vote per share and our Class B common stock has five votes per share, except as otherwise required by law. As of June 30, 2022, Petrus and affiliates hold 126,965,929 shares of issued and outstanding Class B common stock. Accordingly, Petrus and affiliates hold approximately 68% of the voting power of our outstanding capital stock in the aggregate. Petrus is able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Petrus may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between Petrus and our other stockholders, which may result in Petrus undertaking, or causing us to undertake, actions that would be desirable for Petrus but would not be desirable for our other stockholders.
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
•the effects of our stock repurchase program;
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
Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, hold, in the aggregate, approximately 86% of the total voting power of shares of our outstanding common stock, based on the number of shares outstanding as of June 30, 2022. Further, Petrus and affiliates, collectively, are currently our largest stockholder. Petrus and affiliates hold approximately 68% of the total voting power of our common stock-based on the number of shares outstanding as of June 30, 2022. As a result, our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our Class A common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our Class A common stock.
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
We do not intend to pay dividends for the foreseeable future.
We do not intend to pay any dividends in the foreseeable future. Additionally, our ability to pay dividends on our capital stock is limited by the restrictions under the terms of our New Credit Agreement. Generally, under our New Credit Agreement, we cannot pay dividends on our capital stock unless both (a) no default or event of default has occurred and is continuing and (b) our Leverage ratio (as defined therein) will not exceed 2.50 to 1.00, determined on a pro forma basis as of the most recently completed fiscal quarter for which we have delivered financial statements to the administrative agent and giving effect to any indebtedness incurred in connection therewith. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
During certain periods of the COVID-19 pandemic we experienced an increase in demand for our products and subscriptions. For example, from 2018 to 2019 our revenue from connected machines grew 35%, our revenue from subscriptions grew 72% and our revenue from accessories and materials grew 45%. In comparison, from 2019 to 2020 our revenue from connected machines grew 110%, our revenue from subscriptions grew 107% and our revenue from accessories and materials grew 84%. From 2020 to 2021 our revenue from connected machines grew 32%, our revenue from subscriptions grew 85% and our revenue from accessories and materials grew 28%. We believe that some portion of our 2020 and 2021 revenue growth was a result of the COVID-19 pandemic, but we are not able to quantify the proportion of the increase in demand that is attributable to the COVID-19 pandemic as opposed to other factors contributing to our growth in recent periods.
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
Although recent vaccine rates have raised hopes of a turnaround in the COVID-19 pandemic, renewed waves and new variants continue to pose concerns for the outlook. Growth may be stymied if virus surges (including from new variants) prove difficult to contain, infections and deaths mount rapidly and social distancing or lockdowns return and are more stringent than anticipated. Moreover, if policy support is withdrawn before full economic recovery, bankruptcies of viable but illiquid companies could mount, leading to further employment and income losses. The ensuing tighter financial conditions could increase rollover risks for vulnerable borrowers, add to the already large number of economies in debt distress, and increase insolvencies among corporations and households.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Entry into New Credit Agreement; Termination of Previous Credit Agreement
On August 4, 2022, the Company entered into a Credit Agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto. The New Credit Agreement refinances and replaces the Company’s prior asset-based Credit Agreement, dated as of September 4, 2020, with JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, as amended.
The New Credit Agreement makes available to the Company a five-year, senior secured revolving Credit Facility (the “Credit Facility”) with an aggregate commitment of $300 million and an accordion feature whereby the Company may request, subject to certain agent or lender consent rights, increases in the aggregate commitment amount up to an additional $150 million (for a maximum aggregate commitment of up to $450 million). As of August 9, 2022, the Company had no borrowings on the Credit Facility, leaving $300 million available to be drawn. Subject to the satisfaction of customary conditions to borrowing, the Company may use the Credit Facility to finance its working capital needs and for general corporate purposes, including acquisitions and share repurchases permitted under the New Credit Agreement.
The New Credit Agreement permits the usage of a portion of the Credit Facility for the issuance of letters of credit in an aggregate amount not to exceed $20 million. The New Credit Agreement also permits the Company to borrow revolving loans denominated in Australian Dollars, Canadian Dollars, New Zealand Dollars and Pounds Sterling, plus any additional currencies determined after the effective date with the consent of the agent and certain lenders.
The Credit Facility matures on August 4, 2027. The Company may prepay revolving loans without premium payment or penalty except for customary breakage fees if revolving loans bearing interest according to term benchmark rates are prepaid on a date other than the end of the applicable interest period.
The New Credit Agreement is collateralized by substantially all of the Company’s assets, including its capital stock or other equity interests in its foreign subsidiaries, and contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for credit facilities of this type. Among other covenants, the New Credit Agreement requires the Company to maintain (a) a “Leverage Ratio”—defined as the ratio of Consolidated Total Indebtedness to Consolidated EBITDA (each as defined therein)—of not less than 3.00 to 1.00 (provided that following a permitted acquisition for which aggregate consideration in respect thereof equals or exceeds $100 million, the Company may elect to increase the Leverage Ratio to 3.50 to 1.00 for a period of four consecutive fiscal quarters (commencing with the fiscal quarter in which such acquisition occurs) and (b) an Interest Coverage Ratio—defined as the ratio of Consolidated EBITDA to Consolidated Interest Expense (each as defined therein)—of not less than 3.00 to 1.00. Failure to comply with the financial or other covenants set forth in the New Credit Agreement or related loan documents would entitle the lenders party to the New Credit Agreement to terminate their lending commitments and to accelerate the maturity of all amounts outstanding under the loan documents.
Under the terms of the New Credit Agreement and related loan documents, the Company has paid and/or will pay arrangement fees, agent fees, upfront fees, letter of credit fees and commitment fees. U.S. dollar-denominated borrowings under the New Credit Agreement bear interest at a rate based upon either (a) the term secured overnight financing rate plus 0.10% (the “Adjusted Term SOFR Rate”) or (b) the Alternate Base Rate (as defined therein), plus, in each case, the Applicable Margin, which varies from 1.25% to 2.25% (for Adjusted Term SOFR Rate loans) or 0.25% to 1.25% (for Alternate Base Rate loans) based on the Company’s Leverage Ratio. Revolving loans denominated in Australian Dollars, Canadian Dollars, New Zealand Dollars or Pounds Sterling bear interest at a rate based on the Adjusted AUD Rate, the Adjusted CDOR Rate, the Adjusted NZD Rate or the Adjusted Daily Simple SONIA Rate, respectively, each as defined in the New Credit Agreement plus, in each case, the Applicable Margin, which varies from 1.25% to 2.25% for such foreign currency-denominated loans based on the Company’s Leverage Ratio.

The foregoing description of the New Credit Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the New Credit Agreement, a copy of which is filed as Exhibit 10.1 hereto and is hereby incorporated by reference herein.

ITEM 6. EXHIBITS
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
EXHIBIT INDEX

Exhibit Number	Description
10.1*	Credit Agreement, dated August 4, 2022, by and among the Company, JPMorgan Chase Bank, N.A, as Administrative Agent, and other lenders party thereto.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments
* Filed herewith
+ Indicates management contract or compensatory plan.
† The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2022	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2022	By:		/s/ Kimball Shill
			Name:	Kimball Shill
			Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2022	By:		/s/ Ryan Harmer
			Name:	Ryan Harmer
			Title:	VP of Accounting, Corporate Controller
(Principal Accounting Officer)