Form 10-Q
period 2022-09-30
Cricut, Inc.
filed 2022-11-09
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2022, the registrant had 43,629,230 shares of Class A Common Stock, and 177,189,235 shares of Class B Common Stock, outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Cricut, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of September 30, 2022	As of December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$124,182	$241,597
Marketable securities	73,777	—
Accounts receivable, net	87,908	199,508
Inventories	483,749	454,174
Prepaid expenses and other current assets	33,610	32,820
Total current assets	803,226	928,099
Property and equipment, net	63,388	53,261
Operating lease right-of-use asset	18,280	17,653
Intangible assets, net	950	1,520
Deferred tax assets	3,279	3,255
Other assets	30,682	2,462
Total assets	$919,805	$1,006,250
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$71,332	$204,714
Accrued expenses and other current liabilities	47,951	69,351
Deferred revenue, current portion	29,370	30,547
Operating lease liabilities, current portion	5,342	3,755
Total current liabilities	153,995	308,367
Operating lease liabilities, net of current portion	15,262	15,780
Deferred revenue, net of current portion	3,528	4,858
Other non-current liabilities	4,321	3,269
Total liabilities	177,106	332,274
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021.	—	—
Common stock, par value $0.001 per share, 1,250,000,000 shares authorized as of September 30, 2022, 220,811,091 shares issued and outstanding as of September 30, 2022; 1,250,000,000 shares authorized as of December 31, 2021, 221,913,559 shares issued and outstanding as of December 31, 2021.	221	222
Additional paid-in capital	736,632	717,369
Retained earnings (accumulated deficit)	6,215	(43,560)
Accumulated other comprehensive loss	(369)	(55)
Total stockholders’ equity	742,699	673,976
Total liabilities and stockholders’ equity	$919,805	$1,006,250
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Connected machines	$52,420	$102,454	$150,249	$390,100
Subscriptions	68,865	53,303	201,247	150,115
Accessories and materials	55,711	104,329	254,040	378,186
Total revenue	176,996	260,086	605,536	918,401
Cost of revenue:
Connected machines	49,240	87,649	144,835	323,558
Subscriptions	6,500	5,934	18,933	15,517
Accessories and materials	39,422	64,440	175,486	226,698
Total cost of revenue	95,162	158,023	339,254	565,773
Gross profit	81,834	102,063	266,282	352,628
Operating expenses:
Research and development	18,747	20,531	59,332	56,835
Sales and marketing	29,165	30,293	93,470	90,812
General and administrative	16,501	13,491	44,623	38,417
Total operating expenses	64,413	64,315	197,425	186,064
Income from operations	17,421	37,748	68,857	166,564
Total other income, net	235	24	518	9
Income before provision for income taxes	17,656	37,772	69,375	166,573
Provision for income taxes	5,212	7,767	19,600	38,024
Net income	$12,444	$30,005	$49,775	$128,549
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable securities	$271	$—	$(72)	$—
Change in foreign currency translation adjustment, net of tax	(120)	(16)	(242)	(25)
Total other comprehensive income (loss):	$151	$(16)	$(314)	$(25)
Comprehensive income	$12,595	$29,989	$49,461	$128,524
Earnings per share, basic	$0.06	$0.14	$0.23	$0.62
Earnings per share, diluted	$0.06	$0.13	$0.23	$0.59
Weighted-average common shares outstanding, basic	215,347,882	208,988,168	214,361,026	208,169,736
Weighted-average common shares outstanding, diluted	220,353,807	224,331,039	221,103,591	218,491,114
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	221,913,559	$222	$717,369	$(43,560)	$(55)	$673,976
Net income	—	—	—	23,504	—	23,504
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	10,387	—	(1,328)	—	—	(1,328)
Forfeiture of unvested common stock	(114,332)	—	—	—	—	—
Stock-based compensation	—	—	10,500	—	—	10,500
Compensatory units repurchased	—	—	(14)	—	—	(14)
Other comprehensive loss	—	—	—	—	(12)	(12)
Balance as of March 31, 2022	221,809,614	$222	$726,527	$(20,056)	$(67)	$706,626
Net income	—	—	—	13,827	—	13,827
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	500,237	—	(3,218)	—	—	(3,218)
Forfeiture of unvested common stock	(123,492)	—	—	—	—	—
Stock-based compensation	—	—	11,478	—	—	11,478
Other comprehensive loss	—	—	—	—	(453)	(453)
Balance as of June 30, 2022	222,186,359	$222	$734,787	$(6,229)	$(520)	$728,260
Net income	—	—	—	12,444	—	12,444
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	121,048	—	(539)	—	—	(539)
Forfeiture of unvested common stock	(117,355)	—	—	—	—	—
Repurchase of common stock	(1,378,961)	(1)	(9,969)	—	—	(9,970)
Stock-based compensation	—	—	12,353	—	—	12,353
Other comprehensive income	—	—	—	—	151	151
Balance as of September 30, 2022	220,811,091	$221	$736,632	$6,215	$(369)	$742,699

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	208,116,104	$208	$412,741	$(184,033)	$9	$228,925
Net income	—	—	—	49,418	—	49,418
Capital contributions	—	—	200	—	—	200
Initial public offering, net of offering costs	13,250,000	13	242,655	—	—	242,668
Repurchase upon Corporate Reorganization	(524)	—	(10)	—	—	(10)
Extinguishment of liability awards to equity	—	—	10,784	—	—	10,784
Stock-based compensation	—	—	6,635	—	—	6,635
Compensatory units repurchased	—	—	(160)	—	—	(160)
Other comprehensive loss	—	—	—	—	(13)	(13)
Balance as of Balance as of March 31, 2021	221,365,580	$221	$672,845	$(134,615)	$(4)	$538,447
Net income	—	—	—	49,126	—	49,126
Issuance of common stock upon vesting or exercise of stock-based awards	64,566	—	—	—	—	—
Forfeiture of unvested common stock	(145,902)	—	—	—	—	—
Initial public offering, net of offering costs	968,815	1	18,019	—	—	18,020
Stock-based compensation	—	—	8,015	—	—	8,015
Other comprehensive income	—	—	—	—	4	4
Balance as of June 30, 2021	222,253,059	$222	$698,879	$(85,489)	$—	$613,612
Net income	—	—	—	30,005	—	30,005
Issuance of common stock upon vesting or exercise of stock-based awards	29,939	—	(353)	—	—	(353)
Forfeiture of unvested common stock	(103,777)	—	—	—	—	—
Stock-based compensation	—	—	9,970	—	—	9,970
Other comprehensive loss	—	—	—	—	(16)	(16)
Balance as of September 30, 2021	222,179,221	$222	$708,496	$(55,484)	$(16)	$653,218
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$49,775	$128,549
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	19,841	13,365
Stock-based compensation	30,630	27,941
Non-cash lease expense	3,620	3,061
Provision for inventory obsolescence	6,197	2,283
Other	218	1,229
Changes in operating assets and liabilities:
Accounts receivable	111,600	18,579
Inventories	(60,844)	(276,223)
Prepaid expenses and other current assets	(897)	(25,578)
Other assets	(309)	675
Accounts payable	(132,011)	(1,603)
Accrued expenses and other current liabilities and other non-current liabilities	(21,506)	(24,169)
Operating lease liabilities	(3,176)	(3,466)
Deferred revenue	(2,508)	3,564
Net cash and cash equivalents provided by (used in) operating activities	630	(131,793)
Cash flows from investing activities:
Purchases of marketable securities	(180,112)	—
Proceeds from maturities of marketable securities	21,393	—
Proceeds from sales of marketable securities	84,621	—
Acquisitions of property and equipment, including capitalized software development costs	(26,913)	(28,339)
Net cash and cash equivalents used in investing activities	(101,011)	(28,339)
Cash flows from financing activities:
Proceeds from capital contributions	—	200
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	262,007
Repurchases of common stock	(9,970)	—
Repurchase of compensatory units	(14)	(170)
Proceeds from exercise of stock options	31	108
Employee tax withholding payments on stock-based awards	(5,401)	(107)
Payments for debt issuance costs	(1,300)	—
Other financing activities, net	—	(48)
Net cash and cash equivalents (used in) provided by financing activities	(16,654)	261,990
Effect of exchange rate on changes on cash and cash equivalents	(380)	(70)
Net increase (decrease) in cash and cash equivalents	(117,415)	101,788
Cash and cash equivalents at beginning of period	241,597	122,215
Cash and cash equivalents at end of period	$124,182	$224,003
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$14
Cash paid during the period for income taxes	$17,966	$66,868
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,264	$3,585
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$2,967	$4,910
Tax withholdings on stock-based awards included in accrued expenses and other current liabilities	$575	$344
Stock-based compensation capitalized for software development costs	$1,815	$1,149
Reclassification of liability awards to equity upon modification	$—	$10,784
Leasehold improvements acquired through tenant allowances	$859	$—
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
Upon filing the amended and restated certificate of incorporation, all of the Company’s historical Common Stock converted to Class B common stock. Shares of Class A common stock are entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock.
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
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows and the changes in equity for the interim periods. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending December 31, 2022, or any other period.
Certain prior year reported amounts have been reclassified to conform with the current period presentation. These reclassifications did not have a material impact on the Company's consolidated financial statements or related footnotes.
There were no material changes to the Company's significant accounting policies during the nine months ended September 30, 2022.
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

The available-for-sale debt securities are subject to a periodic impairment review. For investments in an unrealized loss position, the Company writes down the amortized cost basis of the investment if it is more likely than not that the Company will be required or will intend to sell the investment before recovery of its amortized cost basis. For investments not likely to be sold before recovery of the amortized cost basis, the Company determines whether a credit loss exists by considering information about the collectability of the instrument, current market conditions, and reasonable and supportable forecasts of economic conditions. The Company recognizes an allowance for credit losses up to the amount of the unrealized loss when appropriate. Allowances for credit losses and write-downs are recognized in total other income (expense), net, and unrealized losses not related to credit losses are recognized in accumulated other comprehensive income (loss). There are no allowances for credit losses recorded for the periods presented. As of September 30, 2022, the gross unrealized losses on available-for-sale securities are related to market interest rate changes and not attributable to credit.

Fair Value Measurement
The Company measures at fair value certain of its financial and non-financial assets and liabilities by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.
Money market funds and certain marketable securities are highly liquid investments and are actively traded. The pricing information for these assets is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. Other marketable securities such as corporate bonds, commercial paper, U.S. Treasury and agency securities are valued using observable inputs from similar assets, or from observable data in markets that are not active; these assets are classified as Level 2 of the fair value hierarchy. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. There were no liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.
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

3.Revenue and Deferred Revenue
Deferred revenue relates to performance obligations for which payments have been received from the customer prior to revenue recognition. Deferred revenue primarily consists of deferred subscription-based services. Deferred revenue also includes amounts allocated from the sale of a connected machine to the unspecified upgrades and enhancements and the Company’s cloud-based services. The Company had no contract assets.
The following table summarizes the changes in the deferred revenue balance for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
(in thousands)
Deferred revenue, beginning of period	$35,405	$26,276
Recognition of revenue included in beginning of period deferred revenue	(28,178)	(21,910)
Revenue deferred, net of revenue recognized on contracts in the respective period	25,671	25,475
Deferred revenue, end of period	$32,898	$29,841
As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the deferred revenue balance.
The Company expects the following recognition of deferred revenue as of September 30, 2022:

	Year Ended December 31,
	2022 (remainder of year)	2023	2024	2025	Total
(in thousands)
Revenue expected to be recognized	$18,451	$11,883	$2,217	$347	$32,898
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 16 under the heading “Segment Information.”
Revenue recognized during the three and nine months ended September 30, 2022 related to performance obligations satisfied or partially satisfied in prior periods was $0.4 million and $1.1 million, respectively.

The following table presents the total revenue by geography based on the ship-to address for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
North America*	$149,359	$228,858	$517,144	$825,368
International	27,637	31,228	88,392	93,033
Total revenue	$176,996	$260,086	$605,536	$918,401
*North America revenue consists of revenues from the United States and Canada.
4.Cash, Cash Equivalents, and Financial Instruments
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of September 30, 2022:

	As of September 30, 2022
	Adjusted Cost	Allowance for Credit Losses	Total Unrealized Gains	Total Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$88,653	$—	$—	$—	$88,653	$88,653	$—
Level 1:
Money market funds	35,529	—	—	—	35,529	35,529	—
Subtotal	35,529	—	—	—	35,529	35,529	—
Level 2:
U.S. treasury securities	73,873	—	—	(96)	73,777	—	73,777
Subtotal	73,873	—	—	(96)	73,777	—	73,777
Total	$198,055	$—	$—	$(96)	$197,959	$124,182	$73,777
Marketable securities held as of September 30, 2022 generally mature over the next 12 months to 24 months.
As of December 31, 2021 the Company had cash and cash equivalents of $241.6 million including $197.8 million in money market funds with no unrealized gains or losses.

5.Inventory
Inventories are comprised of the following:

	As of September 30, 2022	As of December 31, 2021
(in thousands)
Raw materials	$35,649	$20,187
Finished goods	474,927	433,987
Total inventories	$510,576	$454,174
Inventories current	$483,749	$454,174
Inventories non-current (included in other assets)	$26,827	$—

6.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of September 30, 2022	As of December 31, 2021
(in thousands)
Sales incentives	$22,888	$36,969
Other accrued liabilities and other current liabilities	25,063	32,382
Total accrued expenses	$47,951	$69,351
7.    Revolving Credit Facility
2020 Credit Agreement
In September 2020, the Company entered into the 2020 Credit Agreement with JPMorgan Chase Bank, N.A., Citibank, N.A. and Origin Bank. The 2020 Credit Agreement provided for a three-year asset-based senior secured revolving credit facility of up to $150.0 million, maturing on September 4, 2023.
The amount that could be borrowed under the 2020 Credit Agreement was limited to the lesser of (a) the borrowing base minus the aggregate revolving exposure or (b) aggregate lender commitments at any given time. The borrowing base was determined according to certain percentages of eligible accounts receivable and eligible inventory, subject to reserves determined by the administrative agent.
As disclosed below, the 2020 Credit Agreement was replaced on August 4, 2022. At that time, no amount was outstanding under the 2020 Credit Agreement, available borrowings were $150.0 million, and the Company was in compliance with all financial and non-financial debt covenants.

2022 Credit Agreement

On August 4, 2022, the Company entered into a credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A, Citigroup N.A., PNC Bank, N.A., KeyBank, N.A., and other parties. The New Credit Agreement replaces the Company’s prior asset-based Credit Agreement with JPMorgan Chase Bank, N.A., Citigroup N.A., and Origin Bank. The New Credit Agreement provides for a five-year revolving credit facility (the “Credit Facility”) of up to $300.0 million, maturing on August 4, 2027. In addition, during the term of the New Credit Agreement, the Company may increase the aggregate amount of the Credit Facility by up to an additional $150.0 million, (for maximum aggregate lender commitments of up to $450.0 million), subject to customary conditions under the New Credit Agreement, including obtaining a consent from participating lenders (or another lender, if applicable) to such increase. The Credit Facility may be used to issue letters of credit and for other business purposes, including working capital needs. The current unused fee rate is 0.175% on per annum basis.

The Company accounted for the 2022 Credit Agreement as a modification of the 2020 Credit Agreement in accordance with ASC 470-50 Modification and Extinguishments. In connection with the New Credit Agreement, the Company incurred and capitalized $1.3 million of debt issuance costs. As of September 30, 2022, total unamortized debt issuance costs were $1.6 million of which $0.3 million related to existing unamorized debt issuance costs associated with the 2020 Credit Agreement.

The New Credit Agreement is collateralized by substantially all of the Company’s assets and contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for loans of this nature. In particular, the New Credit Agreement will not permit the leverage ratio to be greater than 3.0 to 1.0, measured on the last day of any fiscal quarter. In addition, the New Credit Agreement will not permit the interest coverage ratio to be less than 3.0 to 1.0, for any period of four consecutive quarters, measured on the last day of any fiscal quarter. Management has determined that the Company was in compliance with all financial and non-financial debt covenants as of September 30, 2022. As of September 30, 2022, no amount was outstanding under the New Credit Agreement and available borrowings were $300.0 million
Generally, borrowings under the New Credit Agreement bear interest at a rate based on an alternative base rate (“ABR”), plus, in each case, an applicable margin. The applicable margin will range from (a) borrowings bearing interest at the ABR 2.00%, and (b) borrowings bearing interest at the Adjusted Term Secured Overnight Financing

Rate, the Adjusted Australian Dollar Rate, the Adjusted Canadian Dollar Offered Rate or the Adjusted New Zealand Dollar Rate, as applicable for the interest period in effect for such borrowing plus the applicable rate.

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

The estimated annual effective tax rate was 29.5 percent and 28.3 percent for the three and nine months ended September 30, 2022, respectively, and 20.6 percent and 22.8 percent for the three and nine months ended September 30, 2021, respectively. The Company’s provision for income taxes was $5.2 million and $19.6 million, respectively, for the three and nine months ended September 30, 2022, and $7.8 million and $38.0 million, respectively, for the three and nine months ended September 30, 2021. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to discrete tax items including a stock-based compensation difference due to the decrease in stock price upon vesting versus the stock price at the grant date and a change in allocation of sales which resulted in a change in utilization of state research and development credit.
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
9.Capital Structure
As of September 30, 2022, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001 per share, and 1,250,000,000 shares of common stock, par value $0.001 per share, which was divided between two series: Class A common stock and Class B common stock. As of September 30, 2022, the Company had 1,000,000,000 shares of Class A common stock and 250,000,000 shares of Class B common stock authorized and 43,513,592 shares of Class A common stock and 177,297,499 shares of Class B common stock issued and outstanding. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock. During the nine months ended September 30, 2022 and 2021, 6,374,221 and 18,365,060 shares of Class B common stock were converted to Class A common stock, respectively.
Stock Repurchase Program

On July 19, 2022, the Company’s Board of Directors approved a common stock repurchase program under which the Company may repurchase shares of its outstanding Class A common stock up to an aggregate transactional value of $50 million, depending on the Company’s continuing analysis of market, financial, and other factors. The share repurchase program may be suspended or discontinued at any time and does not have a predetermined expiration date.

During the nine months ended September 30, 2022, the Company repurchased and retired 1,378,961 shares of our Class A common stock for $10.0 million under this authorization.

10.Stock-Based Compensation
Stock-based Compensation Cost
The following table shows the stock-based compensation cost by award type for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Equity classified awards
Restricted stock units	$8,894	$2,613	$24,144	$7,388
Stock options	890	1,091	2,808	5,358
Class B common stock	2,569	6,266	7,379	11,874
Liability classified awards	77	(684)	(131)	6,361
Total stock-based compensation	$12,430	$9,286	$34,200	$30,981
The following table sets forth the total stock-based compensation cost included in the Company’s condensed consolidated statements of operations and comprehensive income or capitalized to assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Cost of revenue
Connected machines	$11	$10	$23	$26
Subscriptions	115	66	274	154
Accessories and materials	—	—	—	—
Total cost of revenue	126	76	297	180
Research and development	4,746	3,590	13,672	10,999
Sales and marketing	3,347	2,777	9,470	10,809
General and administrative	3,051	1,703	7,191	5,953
Total stock-based compensation expense	$11,270	$8,146	$30,630	$27,941
Capitalized for software development costs	662	476	1,815	1,149
Capitalized to inventory	498	664	1,755	1,891
Total stock-based compensation	$12,430	$9,286	$34,200	$30,981
As of September 30, 2022, there was $122.6 million of unrecognized stock-based compensation cost related to service-based awards which is expected to be recognized over a weighted-average period of 2.9 years. The total unrecognized compensation expense related to unvested performance-based restricted stock units (“PRSUs”) was $153.0 million as of September 30, 2022.
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
2021 Equity Incentive Plan
In March 2021, the Company’s 2021 Equity Incentive Plan became effective. The 2021 Equity Incentive Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. As of September 30, 2022, 31,801,240 shares of Class A common stock were reserved for issuance under this plan including shares reserved for previously granted awards discussed below as well as shares reserved for issuance of future awards under the plan.
A summary of the Company’s service-based RSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2021	4,673,831	$23.84
Granted	3,101,106	$13.44
Vested	(1,086,639)	$23.20
Forfeited / cancelled	(344,926)	$21.78
Outstanding at September 30, 2022	6,343,372	$18.96

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

A summary of the Company’s PRSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of PRSUs (a)	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2021	—	$—
Granted	6,655,000	$23.31
Forfeited / cancelled	(90,000)	$23.37
Outstanding at September 30, 2022	6,565,000	$23.31
a.Represents the maximum number of PRSUs assuming all performance targets are achieved.
The expense recognized each period for these PRSUs is primarily dependent upon the Company’s estimate of the probability of achieving the performance targets. At September 30, 2022, the Company determined it was not probable any performance conditions would be achieved so no stock-based compensation was recorded for these PRSUs during the nine months ended September 30, 2022.
Options under the 2021 Equity Incentive Plan have a contractual term of 10 years. The exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of the shares on the date of grant.
A summary of the Company’s stock option activity under the 2021 Equity Incentive Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2021	3,260,357	$20.00	5.8	$6,814
Exercised	(1,535)	$20.00
Forfeited / cancelled	(52,764)	$20.00
Outstanding at September 30, 2022	3,206,058	$20.00	4.9	$—
Vested and exercisable at September 30, 2022	1,839,833	$20.00	4.5	$—
In connection with the Corporate Reorganization, certain employees received restricted stock unit equivalents (“RSU equivalents”). Upon vesting, these awards are settled for a cash payment equal to the intrinsic value of the award on the date of the Corporate Reorganization plus the difference between the Company’s stock price on the vesting date less the base price specified at the time of the grant. As of September 30, 2022, the total recognized liability for these awards was $0.8 million. A summary of the RSU equivalent activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSU Equivalents	Weighted- Average Base Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2021	81,077	$20.00	$1,231
Granted	1,000	$—
Forfeited / cancelled	(17,308)	$20.00
Outstanding at September 30, 2022	64,769	$19.69	$777

Unvested Class B Common Stock
The Company’s unvested Class B common stock resulted from the Corporate Reorganization and is not part of the 2021 Equity Incentive Plan. Activity related to Class B common stock subject to future vesting for the nine months ended September 30, 2022 is as follows:

	Number of Unvested Shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2021	10,854,859	$20.00
Vested	(4,334,710)	$20.00
Forfeited / cancelled	(355,179)	$20.00
Outstanding at September 30, 2022	6,164,970	$20.00
Options to Purchase Class B Common Stock
The Company’s options to purchase Class B common stock resulted from the Corporate Reorganization and are not part of the 2021 Equity Incentive Plan. A summary of the Company stock option activity for the options to purchase shares of Class B common stock is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2021	434,000	$9.04	3.9	$5,664
Forfeited / cancelled	(66,000)	$9.04
Outstanding at September 30, 2022	368,000	$9.04	3.1	$—
Vested and exercisable at September 30, 2022	—	$—	N/A	$—
2021 Employee Stock Purchase Plan
In March 2021, the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”) became effective. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of September 30, 2022, 6,219,145 shares of our Class A common stock were available for sale under the 2021 ESPP.
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

The Company has determined its leases should be classified as operating leases. Variable lease costs are comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and are classified as lease cost due to the Company's election to not separate lease and non-lease components. The Company incurred operating lease costs of $1.4 million and $4.1 million for the three and nine months ended September 30, 2022, respectively, and $1.2 million and $3.4 million for the three and nine months ended September 30, 2021, respectively. The Company also incurred variable lease costs of $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively, and nil for the three and nine months ended September 30, 2021.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.5 million and $4.3 million for the three and nine months ended September 30, 2022, respectively, and $1.3 million and $3.8 million for the three and nine months ended September 30, 2021, respectively. These amounts were included in net cash used in operating activities in the Company's consolidated statements of cash flows.
As of September 30, 2022, the maturities of the Company's operating lease liabilities were as follows:

Year Ending December 31,	Operating Leases
(in thousands)
2022 (remainder of the year)	$1,459
2023	5,914
2024	5,462
2025	4,250
2026	3,796
Thereafter	967
Total minimum lease payments, net	$21,848
Less: imputed interest	$(1,244)
Present value of operating lease liabilities	$20,604
Operating lease liabilities, current	$5,342
Operating lease liabilities, non-current	$15,262
As of September 30, 2022, the weighted average remaining operating lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

As of September 30, 2022
Weighted-average remaining lease term of operating leases	4.0 years
Weighted-average discount rate of operating leases	2.6%

13.Related Party Transactions
For the three months ended September 30, 2022 and 2021, the Company received no capital contributions from its former parent company, Cricut Holdings. For the nine months ended September 30, 2022 and 2021, the Company received capital contributions of nil and $0.2 million from its former parent company, Cricut Holdings. The equity offering was purchased by a subset of then current common unitholders of Cricut Holdings and employees of the Company.
The Company has an active common stock repurchase program that allows for the repurchase of common stock in the open market or in private transactions as described in Note 9. On August 24, 2022 the Company repurchased and retired 250,000 shares of its Class A common stock from a previous executive at a price per share at the market price of $6.47 in a private transaction for a total of $1.6 million.
14.Employee Benefit Plan
The Company sponsors a 401(k) plan for the benefit of its employees who have attained at least 18 years of age. The Company matches 50% of the first 12% of an employee’s salary contributed to the plan on the first day of the month following their hire date. The Company contributed $0.6 million and $2.0 million for the three and nine months ended September 30, 2022. The Company contributed $0.6 million and $1.8 million for the three and nine months ended September 30, 2021, respectively.
15.Net Income Per Share
The computation of net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands, except share and per share amounts)
Basic earnings per share:
Net income	$12,444	$30,005	$49,775	$128,549
Shares used in computation:
Weighted-average common shares outstanding, basic	215,347,882	208,988,168	214,361,026	208,169,736
Earnings per share, basic	$0.06	$0.14	$0.23	$0.62

Diluted earnings per share:
Net income	$12,444	$30,005	$49,775	$128,549
Shares used in computation:
Weighted-average common shares outstanding, basic	215,347,882	208,988,168	214,361,026	208,169,736
Weighted-average effect of potentially dilutive securities:
Unvested common stock subject to forfeiture	4,877,317	12,326,206	6,196,682	8,572,134
Employee stock options	—	1,290,101	34,560	732,824
Restricted stock units	128,608	1,726,564	511,323	991,288
Underwriters’ option to purchase additional shares	—	—	—	25,132
Diluted weighted-average common shares outstanding	220,353,807	224,331,039	221,103,591	218,491,114
Diluted net income per share	$0.06	$0.13	$0.23	$0.59

The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Employee stock options	3,574,058	—	3,206,058	—
Restricted stock units	6,073,656	236,000	5,870,678	236,000
Unvested common stock subject to forfeiture	1,054,555	—	641,845	—

As of September 30, 2022, 6,565,000 PRSUs were not assessed for inclusion in diluted earnings per share, and any potential antidilutive shares were excluded from the table above because they are subject to performance conditions that were not achieved as of such date.
16.Segment Information
The Company applies ASC Topic 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company’s operating segments are generally organized by the type of product or service offered. Similar operating segments have been aggregated into three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. Segment information is presented in the same manner that the Company’s Chief Operating Decision Maker (“CODM”) reviews the results of operations in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of September 30, 2022, long-lived assets located outside the United States, primarily located in Malaysia and China, were $21.2 million.
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

Key financial performance measures of the segments including revenue, cost of revenue and gross profit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Connected Machines:
Revenue	$52,420	$102,454	$150,249	$390,100
Cost of revenue	$49,240	$87,649	$144,835	$323,558
Gross profit	$3,180	$14,805	$5,414	$66,542

Subscriptions:
Revenue	$68,865	$53,303	$201,247	$150,115
Cost of revenue	$6,500	$5,934	$18,933	$15,517
Gross profit	$62,365	$47,369	$182,314	$134,598

Accessories and Materials:
Revenue	$55,711	$104,329	$254,040	$378,186
Cost of revenue	$39,422	$64,440	$175,486	$226,698
Gross profit	$16,289	$39,889	$78,554	$151,488

Consolidated:
Revenue	$176,996	$260,086	$605,536	$918,401
Cost of revenue	$95,162	$158,023	$339,254	$565,773
Gross profit	$81,834	$102,063	$266,282	$352,628

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our interim condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Overview of Our Business and History
At Cricut, our mission is to help people lead creative lives. We have designed and built a creativity platform that enables our engaged and loyal community of nearly 7.5 million users to turn ideas into professional-looking handmade goods. With our highly versatile connected machines, design apps and accessories and materials, our users create everything from personalized birthday cards, mugs and T-shirts to large-scale interior decorations.
Our users’ journeys typically begin with the purchase of a connected machine. We currently sell a portfolio of connected machines that cut, write, score and create other decorative effects using a wide variety of materials including paper, vinyl, leather and more. Our connected machines are designed for a wide range of uses and are available at a variety of price points (MSRP by machine family as of September 30, 2022):
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
Users can leverage the full power of our platform by using our connected machines together with our free design apps, in-app purchases and subscription offerings to design and complete projects. All users can access a select number of free images, fonts and projects from our design apps or upload their own. In addition, we offer a wider selection of images, fonts and projects for purchase à la carte, including licensed content from partners with well-known brands and characters, like major motion picture studios. We also have two subscription offerings: Cricut Access and Cricut Access Premium. Cricut Access provides a subscription to images, fonts and projects as well as other member benefits, including exclusive software features and functionality, discounts, and priority Cricut Member Care. Cricut Access is billed monthly for $9.99 per month or annually for $95.88 per year. Cricut Access Premium includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping and is billed annually for $119.88 per year. As of September 30, 2022, we had nearly 2.5 million Paid Subscribers to Cricut Access and Cricut Access Premium.
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

	As of September 30,
	2022	2021
Users (in thousands)	7,457	5,732
Percentage of Users Creating in Trailing 90 Days	48%	56%
Paid Subscribers (in thousands)	2,456	1,814

	Three Months Ended September 30,
	2022	2021
Subscription ARPU	$9.40	$9.60
Accessories and Materials ARPU	$7.61	$18.79
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
Other Income, Net
Other income, net consists primarily of interest expense associated with our debt financing arrangements and amortization of debt issuance costs.

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
The following table is presented in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Revenue:
Connected machines	$52,420	$102,454	$150,249	$390,100
Subscriptions	68,865	53,303	201,247	150,115
Accessories and materials	55,711	104,329	254,040	378,186
Total revenue	176,996	260,086	605,536	918,401
Cost of revenue:
Connected machines(1)	49,240	87,649	144,835	323,558
Subscriptions(1)	6,500	5,934	18,933	15,517
Accessories and materials(1)	39,422	64,440	175,486	226,698
Total cost of revenue	95,162	158,023	339,254	565,773
Gross profit	81,834	102,063	266,282	352,628
Operating expenses:
Research and development(1)	18,747	20,531	59,332	56,835
Sales and marketing(1)	29,165	30,293	93,470	90,812
General and administrative(1)	16,501	13,491	44,623	38,417
Total operating expenses	64,413	64,315	197,425	186,064
Income from operations	17,421	37,748	68,857	166,564
Other income, net	235	24	518	9
Income before provision for income taxes	17,656	37,772	69,375	166,573
Provision for income taxes	5,212	7,767	19,600	38,024
Net income	$12,444	$30,005	$49,775	$128,549

(1)    Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Cost of revenue
Connected machines	$11	$10	$23	$26
Subscriptions	115	66	274	154
Accessories and materials	—	—	—	—
Total cost of revenue	126	76	297	180
Research and development	4,746	3,590	13,672	10,999
Sales and marketing	3,347	2,777	9,470	10,809
General and administrative	3,051	1,703	7,191	5,953
Total stock-based compensation expense	$11,270	$8,146	$30,630	$27,941

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
(dollars in thousands)
Revenue:
Connected machines	$52,420	$102,454	$(50,034)	(49)%	$150,249	$390,100	$(239,851)	(61)%
Subscriptions	68,865	53,303	15,562	29%	201,247	150,115	51,132	34%
Accessories and materials	55,711	104,329	(48,618)	(47)%	254,040	378,186	(124,146)	(33)%
Total revenue	$176,996	$260,086	$(83,090)	(32)%	$605,536	$918,401	$(312,865)	(34)%

Three Months Ended September 30, 2022 and 2021
Connected Machines revenue decreased by $50.0 million, or 49%, to $52.4 million for the three months ended September 30, 2022 from $102.5 million for the three months ended September 30, 2021. The decrease was primarily driven by a decline in the number of Connected Machines sold during the period, across all product families, due to higher channel inventory entering the quarter and lower consumer demand.
Subscriptions revenue increased by $15.6 million, or 29%, to $68.9 million for the three months ended September 30, 2022 from $53.3 million for the three months ended September 30, 2021. The increase was primarily driven by an increase in the number of Paid Subscribers which increased by 35% from 1.8 million as of September 30, 2021 to nearly 2.5 million as of September 30, 2022.
Accessories and Materials revenue decreased by $48.6 million, or 47%, to $55.7 million for the three months ended September 30, 2022 from $104.3 million for the three months ended September 30, 2021. The decrease was driven by a decline in unit sales of EasyPress, Project Materials, due in part to increased competition, and a decline in unit sales of Mug Press.

Nine Months Ended September 30, 2022 and 2021

Connected Machines revenue decreased by $239.9 million, or 61%, to $150.2 million for the nine months ended September 30, 2022 from $390.1 million for the nine months ended September 30, 2021. The decrease was primarily driven by a decline in the number of Connected Machines sold during the period, across all product families, due to higher channel inventory entering the year and lower consumer demand.
Subscriptions revenue increased by $51.1 million, or 34%, to $201.2 million for the nine months ended September 30, 2022 from $150.1 million for the nine months ended September 30, 2021. The increase was primarily driven by an increase in the number of Paid Subscribers which increased by 35% from 1.8 million as of September 30, 2021 to nearly 2.5 million as of September 30, 2022.
Accessories and Materials revenue decreased by $124.1 million, or 33%, to $254.0 million for the nine months ended September 30, 2022 from $378.2 million for the nine months ended September 30, 2021. The decrease was driven by a decline in unit sales of Project Materials, due in part to increased competition, as well as a decline in unit sales of EasyPress and Mug Press. The decrease was partially offset by increased revenue from Autopress and Hat Press.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
(dollars in thousands)
Cost of Revenue:
Connected machines	$49,240	$87,649	$(38,409)	(44)%	$144,835	$323,558	$(178,723)	(55)%
Subscriptions	6,500	5,934	566	10%	18,933	15,517	3,416	22%
Accessories and materials	39,422	64,440	(25,018)	(39)%	175,486	226,698	(51,212)	(23)%
Total cost revenue	$95,162	$158,023	$(62,861)	(40)%	$339,254	$565,773	$(226,519)	(40)%
Gross Profit:
Connected machines	3,180	14,805	(11,625)	(79)%	5,414	66,542	(61,128)	(92)%
Subscriptions	62,365	47,369	14,996	32%	182,314	134,598	47,716	35%
Accessories and materials	16,289	39,889	(23,600)	(59)%	78,554	151,488	(72,934)	(48)%
Total gross profit	$81,834	$102,063	$(20,229)	(20)%	$266,282	$352,628	$(86,346)	(24)%
Gross Margin
Connected machines	6%	14%			4%	17%
Subscriptions	91%	89%			91%	90%
Accessories and materials	29%	38%			31%	40%
Three Months Ended September 30, 2022 and 2021
Connected Machines cost of revenue decreased by $38.4 million, or 44%, to $49.2 million for the three months ended September 30, 2022 from $87.6 million for the three months ended September 30, 2021. The decrease was primarily driven by a decline in the number of Connected Machines sold across all product families during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Gross margin for Connected Machines decreased to 6% for the three months ended September 30, 2022 from 14% for the three months ended September 30, 2021. Gross margin decreased due to higher sales incentives as a percentage of revenue and higher warranty costs.
Subscriptions cost of revenue increased by $0.6 million, or 10%, to $6.5 million for the three months ended September 30, 2022 from $5.9 million for the three months ended September 30, 2021. The increase was primarily driven by an increase in amortization of capitalized software development costs, offset partially by a decrease in hosting fees and digital content costs.
Gross margin for Subscriptions increased to 91% for the three months ended September 30, 2022 from 89% for the three months ended September 30, 2021. Gross margin increased due to lower hosting fees and digital content costs, offset partially by an increase in amortization of capitalized software development costs as a percentage of revenue.
Accessories and Materials cost of revenue decreased by $25.0 million, or 39%, to $39.4 million for the three months ended September 30, 2022 from $64.4 million for the three months ended September 30, 2021. The decrease was primarily driven by a decline in unit sales of Accessories and Materials during the period, particularly for units of EasyPress, Project Materials, and Mug Press.
Gross margin for Accessories and Materials decreased to 29% for the three months ended September 30, 2022 from 38% for the three months ended September 30, 2021. Gross margin decreased primarily due to higher sales incentives, and higher freight and handling costs due to global supply chain challenges.
Nine Months Ended September 30, 2022 and 2021
Connected Machines cost of revenue decreased by $178.7 million, or 55%, to $144.8 million for the nine months ended September 30, 2022 from $323.6 million for the nine months ended September 30, 2021. The decrease was primarily driven by a decline in the number of Connected Machines sold across all product families during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Gross margin for Connected Machines decreased to 4% for the nine months ended September 30, 2022 from 17% for the nine months ended September 30, 2021. Gross margin decreased due to higher sales incentives as a percentage of revenue, end-of-life pricing for Explore Air 2 and Maker, higher warranty costs, and higher freight and handling costs due to global supply chain challenges as a percentage of revenue.
Subscriptions cost of revenue increased by $3.4 million, or 22%, to $18.9 million for the nine months ended September 30, 2022 from $15.5 million for the nine months ended September 30, 2021. The increase was primarily driven by an increase in amortization of capitalized software development costs, offset partially by lower hosting fees and digital content costs.
Gross margin for Subscriptions increased to 91% for the nine months ended September 30, 2022 from 90% for the nine months ended September 30, 2021. Gross margin increased due to lower hosting fees and digital content costs, offset partially by an increase in amortization of capitalized software development costs.
Accessories and Materials cost of revenue decreased by $51.2 million, or 23%, to $175.5 million for the nine months ended September 30, 2022 from $226.7 million for the nine months ended September 30, 2021. The decrease was primarily driven by a decline in unit sales of Accessories and Materials during the period, particularly for units of Project Materials, EasyPress, and Mug Press. The decrease was partially offset by an increase in units sold of Autopress and Hat Press.
Gross margin for Accessories and Materials decreased to 31% for the nine months ended September 30, 2022 from 40% for the nine months ended September 30, 2021. Gross margin decreased primarily due to higher sales incentives and higher freight and handling costs due to global supply chain challenges.
Operating Expenses
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
(dollars in thousands)
Research and development	$18,747	$20,531	$(1,784)	(9)%	$59,332	$56,835	$2,497	4%
As a percentage of total revenue	11%	8%			10%	6%
Research and development expenses decreased by $1.8 million, or 9%, to $18.7 million for the three months ended September 30, 2022 from $20.5 million for the three months ended September 30, 2021. The decrease was primarily due to a $3.2 million decrease in product development expenses for future products, offset by increases in stock-based compensation expense.
Research and development expenses increased by $2.5 million, or 4%, to $59.3 million for the nine months ended September 30, 2022 from $56.8 million for the nine months ended September 30, 2021. The increase was primarily due to a $2.7 million increase in personnel-related expenses due to headcount increases as well as an increase in stock-based compensation expense, offset by a decrease in product development expenses for future products.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
(dollars in thousands)
Sales and marketing	$29,165	$30,293	$(1,128)	(4)%	$93,470	$90,812	$2,658	3%
As a percentage of total revenue	16%	12%			15%	10%

Sales and marketing expenses decreased by $1.1 million, or 4%, to $29.2 million for the three months ended September 30, 2022 from $30.3 million for the three months ended September 30, 2021. The decrease was primarily due to a $3.2 million decrease in advertising and other marketing costs, offset by increases in software subscription expenses and stock-based compensation expense.
Sales and marketing expenses increased by $2.7 million, or 3%, to $93.5 million for the nine months ended September 30, 2022 from $90.8 million for the nine months ended September 30, 2021. The increase was primarily due to a $6.0 million increase in payment processing fees, as well as increases in personnel-related expenses due to headcount increases and software subscription expenses. The variance was offset by decreases in advertising and other marketing costs which included the launch of Explore 3 and Maker 3 in June 2021.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
(dollars in thousands)
General and administrative	$16,501	$13,491	$3,010	22%	$44,623	$38,417	$6,206	16%
As a percentage of total revenue	9%	5%			7%	4%
General and administrative expenses increased by $3.0 million, or 22%, to $16.5 million for the three months ended September 30, 2022 from $13.5 million for the three months ended September 30, 2021. The increase was primarily due to a $1.3 million increase in stock-based compensation expense, increases in professional services, and personnel-related expenses due to headcount increases.
General and administrative expenses increased by $6.2 million, or 16%, to $44.6 million for the nine months ended September 30, 2022 from $38.4 million for the nine months ended September 30, 2021. The increase was primarily due to a $2.2 million increase in personnel-related expenses due to headcount increases, increases in stock-based compensation expense, and software subscriptions.
Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
(dollars in thousands)
Other income, net	$235	$24	$211	879%	$518	$9	$509	5656%
Other income, net has increased by $0.2 million or 879% to $0.2 million for the three months ended September 30, 2022 from $24 thousand for the three months ended September 30, 2021. The increase was primarily due to an increase in interest income.

Other income, net has increased by $0.5 million or 5656% to $0.5 million for the nine months ended September 30, 2022 from $9 thousand for the nine months ended September 30, 2021. The increase was primarily due to an increase in interest income.

Income Tax Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
(dollars in thousands)
Provision for income taxes	$5,212	$7,767	$(2,555)	(33)%	$19,600	$38,024	$(18,424)	(48)%
Provision for income taxes decreased by $2.6 million, or 33%, to $5.2 million for the three months ended September 30, 2022 from $7.8 million for the three months ended September 30, 2021. The decrease was primarily due to a reduction in pre-tax net income and represents an effective tax rate after discrete items of 29.5% and 20.6% for the three months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate after discrete items is primarily due to discrete tax items including a stock-based compensation difference of $0.6 million due to the decrease in stock price upon vesting versus the stock price at the grant date and a change in allocation of sales which resulted in a $1 million change in utilization of state research and development credit.
Provision for income taxes decreased by $18.4 million, or 48%, to $19.6 million for the nine months ended September 30, 2022 from $38.0 million for the nine months ended September 30, 2021. The decrease was primarily due to a reduction in pre-tax net income and represents an effective tax rate after discrete items of 28.3% and 22.8% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate after discrete items is due primarily to a $2.6 million discrete item in the nine months ended September 30, 2022, related to RSU’s that vested throughout the period, which resulted in a significant tax shortfall due to the decrease in stock price upon vesting versus the stock price at the grant date.
Liquidity and Capital Resources
Our operations during the periods presented have been financed primarily through cash flow from operating activities and the net proceeds from our initial public offering in March of 2021. We believe our balances of cash and cash equivalents and marketable securities, which totaled $124.2 million and $73.8 million, respectively, as of September 30, 2022, along with forecasted cash expected to be generated by ongoing operations and $300.0 million in available borrowings and the option to increase the aggregate amount of the New Credit Facility by up to an additional $150.0 million (see Note 7) will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
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
Other than our previously disclosed $50 million share repurchase program, our cash requirements have not changed materially since the 2021 Form 10-K.
Cash Flows

	Nine Months Ended September 30,
	2022	2021
(in thousands)
Net cash flows provided by (used in) operating activities	$630	$(131,793)
Net cash flows used in investing activities	(101,011)	(28,339)
Net cash flows provided by (used in) financing activities	(16,654)	261,990
Operating Activities
The change in net cash flows from operating activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is primarily due to greater reductions in accounts receivable year over year as well as less cash used to fund inventories. These increases were partially offset by a larger decrease in payable balances with inventory vendors for the nine months ended September 30, 2022 compared to nine months ended September 30, 2021.
Investing Activities
The change in net cash flows from investing activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was due to investments in marketable securities.

Financing Activities
The change in net cash flows from financing activities for the nine months ended September 30, 2022 compared to nine months ended September 30, 2021 was primarily due to proceeds of $262.0 million received from our IPO during 2021 partially offset by repurchases of common stock during 2022.
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
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the 2021 Form 10-K. There have been no material changes to the Company’s market risk during the first nine months of 2022.
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
Since launching our first connected machine, we have built a loyal and growing community of users that has reached substantial scale. Our business and rate of growth is dependent upon our ability to attract and engage with our users. User engagement is one of many factors that affects our revenue in each of our segments, and it is difficult to isolate its effect on revenue and our other financial results in any given quarter. We cannot ensure that our efforts to attract and engage with users will be successful or that we will be able to maintain sales to our users. There are a number of factors that could impact our number of users and our ability to increase sales to users, including:
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
As a result of these factors, our rate of adding new users is declining in comparison to the last two years and, in the short term, the number of paid subscribers could remain flat or decline, and we cannot be sure that we will be successful in attracting and engaging with users, or increasing sales to our users, at levels that will be adequate to maintain or grow our business. If user engagement declines, then Subscription ARPU and Accessories and Materials ARPU may also decline. Subscriptions ARPU and Accessories and Materials ARPU have declined in recent periods and may decline again in the future. Declining ARPU has had and may continue to have an adverse effect on our revenue and results of operations.

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
Moreover, because we derive a significant portion of our revenue from the sale of subscriptions and accessories and materials as an extension of the sales and use of our connected machines, any material decline in the sales and use of our connected machines would also have a pronounced impact on the sales of subscriptions and accessories and materials, which would adversely affect our future revenue and results of operations. Accessories and materials ARPU is defined as total sell-in revenue for the segment in a given period divided by total unique users for same period. In addition to sales of our connected machines, accessories and materials revenues are influenced by multiple factors, some of which can be hard to isolate in a given time period. These factors include retailer demand, currency, consumer buying behavior (pantry loading), promotional activity, competition, and engagement (defined by consumer cutting behavior and therefore consumption of materials). Each of these can have an impact on accessories and materials revenue in different time frames that are hard to estimate. Decline in accessories and materials ARPU, which has occurred in recent periods and may occur again in the future, is influenced by how these factors interplay with each other and could adversely affect our revenue and results of operations.
Our results of operations could be adversely affected if we are unable to accurately forecast consumer demand for our products or adequately manage our inventory, the manufacturing capacity of our contract manufacturers or their component supply.
Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products, changes in demand for the products of our competitors, unanticipated changes in general market or economic conditions or changes in consumer confidence in future economic conditions. This risk may be exacerbated by the fact that we do not have the manufacturing capacity or supply-chain flexibility to satisfy short-term demand increases. For example, during the COVID-19 pandemic and stay-at-home orders, we saw significant growth in sales in 2020, which strained our inventory levels and caused shortages that likely resulted in lost sales. Although our in-channel and on-hand inventory as of September 30, 2022 were strong, if we fail to accurately forecast consumer demand, we may experience insufficient or excess inventory levels or a shortage or surplus of products available for sale. If we underestimate demand or are otherwise unable to meet consumer demand, we could experience loss of revenue, reputational harm and damaged relationships, including through social media or other communications from our community, and adversely affect our business, financial condition and results of operations. If we forecast inventory levels in excess of consumer demand, this may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and premium nature of our brand image. We currently intend to carry higher component and product inventory levels into the future until we are comfortable current supply chain risks have improved. These dynamics, along with an increased level of promotions in the fourth quarter of 2021, decreased our margins in the fourth quarter of 2021, and have continued to put pressure on margins in 2022.
We depend on sales to brick-and-mortar and online retail partners, including a limited number of sophisticated key brick-and-mortar and online retail partners. The loss or substantial decline in volume of sales to any of our key brick-and-mortar and online retail partners could adversely affect our financial performance.
Our financial performance has been and will continue to be significantly determined by our success in attracting and retaining brick-and-mortar and online retail partners. For the year ended December 31, 2021, our top seven brick-and-mortar and online retail partners accounted for 52% of total revenue. For the nine months ended September 30, 2022, our top seven brick-and-mortar and online retail partners accounted for 37% of total revenue. We anticipate that a similar level of concentration will continue for the foreseeable future.
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
Our ability to continue our revenue growth and increase our profitability depends in part upon our ability to successfully implement certain strategic go-to-market initiatives, including expanding our online sales presence while continuing to work with key brick-and-mortar and online retail partners. Our online sales include online sales through the websites of our brick-and-mortar and online retail partners as well as through our own website cricut.com. In each of the years ended December 31, 2019 and 2020, 48% of our revenue was generated from these online channels. In the year ended December 31, 2021, 50% of our revenue was generated from these online channels. For the nine months ended September 30, 2022, 60% of our revenue was generated from these online channels. There can be no assurance that online sales will remain at these levels in the future or that we will be able to continue to significantly grow our online channels.
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
As of September 30, 2022, approximately 33% of our users were Paid Subscribers. If we are unable to maintain or increase subscriptions, which have higher margins than our other products, our future revenue and results of operations could be harmed. Our Paid Subscribers have no contractual obligation to renew their subscriptions to Cricut Access or Cricut Access Premium after the expiration of their initial subscription term, and our subscriptions may be offered on a monthly and annual basis. The images and designs on our platform are available for purchase à la carte, which may limit the incentive for users to purchase subscriptions. Our ability to increase new subscriptions may decline or fluctuate as a result of a number of factors, including seasonality, the quality of images and projects we offer, the number of new features and capabilities only offered through our subscriptions, the prices of products offered by our competitors and the budgets and consumer spending habits of our users. If our users do not renew their subscriptions or if additional users do not purchase subscriptions, our future revenue and results of operations could be harmed. To the extent that users of our free design apps do not purchase images, projects or products à la carte or convert to a subscription, our future revenue and results of operations could be harmed. Our efforts to increase our subscriptions may not have the desired effect. For example, in 2021, we proposed changes to our free Design Space app that would have limited the number of personal images or patterns a user could upload and save each month to our cloud without a subscription; however, because of user reaction, we determined not to proceed with the proposed changes. Instead of increasing subscriptions, other attempts to increase subscriptions could cause our users to limit their use of our connected machines, cause reputational harm and damaged relationships, and result in reduced sales of connected machines and accessories and materials, any of which could negatively affect our future revenue and results of operations. Finally, any future changes to our subscription model could make our subscriptions less attractive to users or reduce our margins on subscriptions, which could negatively affect our future revenue and results of operations.
We operate in a highly competitive market and we may be unable to compete successfully against existing and future competitors.
The markets in which we participate, including the traditional craft market and the other creative or DIY markets we touch, are highly competitive with limited barriers to entry. We operate and manage our business in three reportable segments: Connected Machines, Subscription and Accessories and Materials. We face competition in every aspect of our business, but particularly in Accessories and Materials. Many accessories and materials produced by our competitors, including the private label products of some of our retail partners, are compatible with our connected machines and are often available for purchase through our retail partners. Our competitors may offer competing accessories and materials at lower price points or with different features than our products. We are currently seeing intensifying competition in Accessories and Materials, and we expect the competition in the accessories and materials DIY market to continue to intensify in the future as new and existing competitors introduce new or enhanced products that may compete with our product lines. Because we derive a significant portion of our revenue from the sales of accessories and materials, the material decline in such sales is having and could continue to have a pronounced impact on our future revenue and results of operations.
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

With respect to all of our segments, introduction by competitors of comparable products at lower price points, a maturing product lifecycle, a decline in consumer spending or other factors could result in a decline in our revenue derived from our products, which may adversely affect our business, financial condition and results of operations. Additionally, if in the future, due to competitor discounting or other marketing strategies, we significantly reduce our prices on our products without a corresponding increase in sales volume, it would negatively impact our revenue and would adversely affect our gross margins and overall profitability.
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
If we are unable to sustain pricing levels for our products and subscriptions, whether due to competitive pressure or otherwise, our gross margins could be significantly reduced. As of September 30, 2022, our portfolio of connected machines range from $179.00 to $429.00 MSRP, and subscription offerings range from $9.99 per month to $95.88 per year for Cricut Access or $119.88 per year for Cricut Access Premium, which includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping. Within our accessories and materials, our SKUs range in price from $0.99 to $999.00.
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
We have grown rapidly in recent years and have limited operating experience at our current size. For example, our revenue has grown from $486.6 million to $959.0 million and $1,306.2 million for the years ended December 31, 2019, 2020 and 2021, respectively. In addition, between January 1, 2019 and December 31, 2020, our employee headcount increased from over 350 to over 640, and as of September 30, 2022, our employee headcount was just under 800. While we do not expect headcount growth to continue at this pace in the near term, we may choose to significantly increase headcount again in the future. Further, as we grow, our business becomes increasingly complex, particularly for a company of our relative size. To effectively manage and capitalize on our growth, we must continue to forecast demand and manage our supply chain, expand our sales and marketing, focus on innovative product development, upgrade and secure our management information systems and other processes and obtain more space for our expanding staff. Our continued growth and complexity could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training and managing a diffuse and growing employee base. Failure to scale with growth could harm our future success, including our ability to effectively focus on and pursue our corporate objectives. Moreover, the complicated nature of our business, in which we design our own products, develop our own design apps, rely on third-party manufacturers and sell our products through brick-and-mortar and online retail partners, as well as through our website, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. If we do not adapt to meet these evolving challenges, including hiring and maintaining the right number of employees for each aspect of our business, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products may suffer and our company culture may be harmed.
Our growth strategy contemplates an increase in our advertising and other sales and marketing spending, which represented 8%, 7% and 10% of revenue in 2019, 2020 and 2021, respectively. Our advertising and other sales and marketing spending represented 15% and 10% for the nine months ended September 30, 2022 and 2021, respectively. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated, and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.
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
Our top seven brick-and-mortar and online retail partners, measured by the product revenue we derive from them, accounted for 52% of product revenue for the year ended December 31, 2021 and 37% for the nine months ended September 30, 2022. Gross margins from sales to retailers may decline as a result of a number of factors outside our control, including inflationary pricing pressures, tariffs as a result of trade wars and our reliance on a primary contract manufacturer which holds influence over the supply chain. This may magnify the impact of variations in revenue and operating costs on our results of operations, which in turn could adversely affect our overall margins and profitability. We had in 2019, 2020 and 2021, and may continue to have in the future, low gross margins in the early stages of our relationships with certain brick-and-mortar and online retail partners, particularly international brick-and-mortar and online retail partners that often require significant ramp-up periods, which has and may in the future adversely affect our total revenue. To compete effectively, we have been, and may in the future decide to offer significant discounts to large brick-and-mortar and online retail partners at lower margins or reduce or withdraw from existing relationships with smaller brick-and-mortar and online retail partners, which could negatively impact our revenue and could adversely affect our gross margins and overall profitability.
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
Additionally, the loss of any key personnel could make it more difficult to manage our operations and research and development activities, reduce our employee retention and revenue and impair our ability to compete. For example, Martin Petersen, Cricut’s former Chief Financial Officer, retired from Cricut effective September 30, 2022. In connection with our initial public offering, we entered into employment letters with our key personnel. These letters have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees.
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
Many of our products and our subscriptions depend on our users’ high-speed broadband access to the Internet. Increasing numbers of users and increasing bandwidth requirements may degrade the performance of our users’ Internet access and therefore their access to or experience with our services and design apps. If Internet access service providers have outages or deterioration in their quality of service, our users will not have access to our platform or may experience a decrease in the quality of our services. Frequent or persistent interruptions, even if resulting from users’ personal Internet access rather than our systems, could cause current or potential users to believe that our systems or services are unreliable, leading them to switch to our competitors or avoid using our products and subscriptions, and could permanently harm our reputation and brands.
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
At any one time, multiple tax years could be subject to audit by various taxing jurisdictions. As a result, we could be subject to higher than anticipated tax liabilities as well as ongoing variability in our quarterly tax rates as audits close and exposures are re-evaluated. In addition, changes in tax laws, or the way in which such laws are interpreted or implemented, could adversely affect our tax position or effective tax rate. For example, the United States recently enacted the Inflation Reduction Act, which imposes a 1% excise tax on certain stock repurchases (including potentially pursuant to our stock repurchase program) and a 15% alternative minimum tax on adjusted financial statement income.
We continue to analyze our exposure for taxes and related liabilities and have accrued $3.4 million and $2.5 million as of December 31, 2020 and 2021, respectively, and $3.2 million as of September 30, 2022 for uncertain tax positions.
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
Although legal mechanisms have been designed to allow for the transfer of personal data from the United Kingdom, the EEA, and Switzerland to the United States, uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop and market our products and services. For example, legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA and Switzerland to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach agreement on or maintain existing mechanisms designed to support cross-border data transfers. Specifically, on July 16, 2020, the Court of Justice of the EU, or CJEU, invalidated the EU-U.S. Privacy Shield Framework. The same decision also imposed additional conditions with respect to use of the Standard Contractual Clauses, or the SCCs, to lawfully transfer personal data from Europe to the United States and most other countries. The Swiss Federal Data Protection and Information Commissioner also has stated that it no longer considers the Swiss-U.S. Privacy Shield adequate for the purposes of personal data transfers from Switzerland to the United States. On October 7, 2022, President Biden signed an Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities, which directs the United States to take certain steps to implement the EU-U.S. Data Privacy Framework. However, there have been reports that the EU-U.S. Data Privacy Framework may be subject to challenge. These and other developments may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States. We may be required to take additional steps to legitimize any impacted personal data transfers and may be subject to increased costs of compliance and limitations on our vendors, contractors, consultants and us. On June 4, 2021, the European Commission published new SCCs. The CJEU’s decision, the revised SCCs, regulatory guidance and opinions and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA and Switzerland. More generally, we may find it necessary or desirable to modify our data handling practices, and our practices relating to cross-border transfers of data or other data handling practices, or those of our vendors, contractors and consultants, may be challenged and our business, financial condition and operating results may be adversely impacted. We continue to monitor and review the impact of any developments relating to cross-border data transfers from the EEA and Switzerland that could affect our operations.
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
Vietnam’s cybersecurity law went into effect on January 1, 2019 and includes stringent requirements regarding data localization and data transfers. On August 15, 2022, the Vietnamese government issued Decree 53, which elaborates on requirements relating to data protection and went into effect on October 1, 2022. To comply with the decree, we may be required to further invest in potentially duplicative infrastructure and personnel in Vietnam, establish and maintain a local data protection program, and incur other costs and expenses related to these new requirements.
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
In addition, security breaches from errors, malfeasance or misconduct by employees, contractors or others with access to our systems may pose a risk that sensitive data, including personal data and personal information, may be exposed to unauthorized persons or to the public and may compromise our security systems. We have been, and may in the future be, subject to compromises and other security breaches impacting such data. There can be no assurance that any efforts we make to prevent against such breaches will prevent breakdowns in our systems or security breaches that could adversely affect our business. Third parties may also attempt to fraudulently induce employees or users, using constantly evolving social engineering techniques, into disclosing usernames, passwords or other sensitive information, which may in turn be used to access information technology systems used in our business. For example, our employees have received and likely will continue to receive “phishing” e-mails attempting to induce them to divulge sensitive information. In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to users or employees, our confidential or proprietary information or confidential information we maintain from third parties, which, if successful, could pose a risk of loss of data, risk to customer safety and risk of product recall. While we provide security and privacy training to attempt to protect against these risks, the techniques used to obtain unauthorized access to systems and data change frequently and may be difficult to detect, so we may not be able to anticipate and prevent these intrusions or other security breaches, to identify them promptly or to mitigate them when they occur.
Moreover, we manufacture and sell hardware and software products that allow our users to store confidential information, including their original designs, locally or in our cloud infrastructure. We do not have measures to configure, update or secure our users’ desktop or mobile devices or any information stored in our users’ own systems or at their locations, which is the responsibility of our users. While we have implemented security measures designed to protect our hardware and software products from unauthorized access and cyberattacks, these measures may not be effective in securing these products, particularly since techniques used to obtain unauthorized access or otherwise sabotage systems, change frequently and may not be recognized until launched against a target. A security breach, cyberattack or other event that causes the loss or public disclosure of, or unauthorized access by third parties to, sensitive information stored by us or our brick-and-mortar and online retail partners, or the perception that any of these have occurred, could have serious negative consequences for our business, including loss of information, indemnity obligations, claims, regulatory investigations, fines, penalties and damages, reduced demand for our products and services, an unwillingness of our users to use our products or services, harm to our reputation and brand, and time consuming and expensive litigation, any of which could adversely affect our financial results. We also expect to incur significant costs in an effort to detect and prevent security breaches and cyberattacks, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or cyberattack.
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
Privacy laws and regulations restrict how we deploy our cookies, and this could potentially increase the number of Internet users that choose to proactively disable cookies on their systems. Federal, state and foreign governmental authorities continue to evaluate the privacy implications inherent in the practice of online tracking for behavioral advertising and other purposes. Governments in the United States and internationally have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ electronic tracking tools or the use of data gathered with such tools. For example, the European Commission has proposed a draft regulation, known as the Regulation of Privacy and Electronic Communications, or the ePrivacy Regulation, which would replace the current ePrivacy Directive. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation and national implementation laws once they are enacted. In addition to the EU and United Kingdom, other regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem. For example, on January 13, 2022, the Austrian data protection authority published a decision ruling that the collection of personal data and transfer to the U.S. through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. On February 10, 2022, the French data protection authority issued a press release stating that the French data protection authority had issued a similar decision. On June 23, 2022, the Italian data protection authority adopted a similar decision. Other data protection authorities in the European Union increasingly are focused on the use of online tracking tools and have indicated that they plan to issue similar rulings. In addition, the CCPA grants California residents the right to opt-out of a company’s sharing of personal information for advertising purposes in exchange for money or other valuable consideration.

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
Our Class A common stock has one vote per share and our Class B common stock has five votes per share, except as otherwise required by law. As of September 30, 2022, Petrus and affiliates hold 126,965,929 shares of issued and outstanding Class B common stock. Accordingly, Petrus and affiliates hold approximately 68% of the voting power of our outstanding capital stock in the aggregate. Petrus is able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Petrus may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between Petrus and our other stockholders, which may result in Petrus undertaking, or causing us to undertake, actions that would be desirable for Petrus but would not be desirable for our other stockholders.
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
Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, hold, in the aggregate, approximately 86% of the total voting power of shares of our outstanding common stock, based on the number of shares outstanding as of September 30, 2022. Further, Petrus and affiliates, collectively, are currently our largest stockholder. Petrus and affiliates hold approximately 68% of the total voting power of our common stock-based on the number of shares outstanding as of September 30, 2022. As a result, our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our Class A common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our Class A common stock.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding share repurchases made by Cricut during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
July 1, 2022 through July 31, 2022	—	—	—	—
August 1, 2022 through August 31, 2022	703,010	$6.61	703,010	$45,353
September 1, 2022 through September 30, 2022	675,951	$7.80	675,951	40,081
Total	1,378,961	$7.19	1,378,961	$40,081
(1) On August 9, 2022, we announced that our Board of Directors had approved a common stock repurchase program under which we may purchase shares of our outstanding Class A common stock up to an aggregate transactional value of $50 million, depending on our continuing analysis of market, financial, and other factors. The share repurchase program may be suspended or discontinued at any time and does not have a predetermined expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
EXHIBIT INDEX

Exhibit Number	Description
10.1*	Share Purchase Agreement between the Company and an affiliate of Martin F. Petersen dated as of August 24, 2022.
10.2*+	Separation Agreement and Release between the Company and Martin F. Petersen dated as of September 30, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments
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

Date:	November 8, 2022	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2022	By:		/s/ Kimball Shill
			Name:	Kimball Shill
			Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2022	By:		/s/ Ryan Harmer
			Name:	Ryan Harmer
			Title:	VP of Accounting, Corporate Controller
(Principal Accounting Officer)