Form 10-K
period 2022-12-31
Cricut, Inc.
filed 2023-03-13
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

☐	Large accelerated filer	☒	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company
☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2022, the end of the registrant's second fiscal quarter, was approximately $373.07 million, based on a closing market price of $6.14 per share.
As of March 6, 2023, the registrant had 50,190,273 shares of Class A Common Stock, and 169,231,754 shares of Class B Common Stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s annual meeting of stockholders in 2023 (the “Proxy Statement”) are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022.
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
Our creativity platform enables our engaged and loyal community of nearly 7.9 million users, as of December 31, 2022, to turn ideas into professional-looking handmade goods. Using our design software together with our highly versatile ecosystem of connected machines, accessories, and materials, users can create everything from personalized birthday cards and party décor to custom apparel and home goods to large-scale interior decorations and more. This ecosystem was designed and built for scalability and seamless integration, allowing us to both introduce new products as well as continuously update the functionality and features of existing physical and digital products. This makes our platform broadly extensible and empowers our users to unlock ever-expanding creative potential.
The Cricut platform centers around cloud-based software, which means that users can access and work on their projects anywhere, at any time, across desktop and mobile devices. This software aggregates billions of data points of our users’ contributions, giving us valuable insights into their preferences and behaviors that enable us to continuously improve our products and drive further engagement. As a result, our business model is characterized by strong user engagement and diversified sales across product categories.
We extend the inspiring and intuitive nature of our platform to our hardware, with connected machines that are both beautiful and easy to use. Our portfolio of connected machines cut, write, score, and create decorative effects for a wide range of use cases on an array of materials including paper, vinyl, and leather. These machines are available at a variety of price points:
•Cricut Joy for personalization, organization, and customization, $179.00 MSRP
•Cricut Explore family for cutting, writing and scoring, $249.00 - $319.00 MSRP
•Cricut Maker family for cutting, writing, scoring and adding decorative effects to a wider range of materials, $399.00 - $429.00 MSRP
Cricut often becomes a huge part of our users’ creative lives, serving as the foundation for their journey of creativity. These journeys typically begin with the purchase of a machine and expand across our family of products as users harness the power of our platform. Our users demonstrate continued engagement with our platform over time, which results in purchases of subscriptions, accessories, and materials long after they first purchase a connected machine. As of December 31, 2022, 51% of our users created on their connected machines in the last 90 days and 74% created in the last 365 days.
In our design apps, users can find inspiration, purchase or upload content like fonts and images, and design a project from scratch or find a vast array of ready-to-make projects on both mobile and desktop devices. All users can take advantage of a select number of free images, fonts, and projects from our design apps or upload an unlimited number of their own designs. In addition, we offer a wider selection of images, fonts, and projects for purchase à la carte, including licensed content from our partners, such as well-known characters, designs, and other trademarks from a variety of brands. We also provide a standard and premium version of our subscription service, Cricut Access. Cricut Access is a subscription for special design features and capabilities as well as a growing library of more than 300,000 images, thousands of ready-to-make projects, and hundreds of fonts. Cricut Access also includes other member benefits, such as discounts and priority support. Cricut Access Premium includes all of the benefits of the standard version of Cricut Access, as well as additional discounts and preferred shipping services. As of December 31, 2022, we had 2.6 million paid subscribers, representing approximately 33% of our total users.
The broad range of accessories and materials in the Cricut ecosystem also help bring designs to life, from companion products like heat presses to handheld tools, paper, and vinyl. These products work seamlessly and easily with our connected machines, which helps build brand loyalty among our userbase. Creating projects often drives repeat purchases of accessories and materials for years after a user first buys a connected machine, demonstrating a growing customer lifetime value through ongoing engagement with our platform.

Many of our users share a love of our brand, products, and mission, which fosters a loyal community of users who are deeply engaged with Cricut and each other. Every project is an opportunity to start a conversation and we often see our users inspire, teach, and create together. Users are passionate about sharing Cricut tips, tricks, and personal stories and this engagement carries over into social media and into everyday life. There are more than six million Cricut followers and hundreds of independently run Cricut groups across social media. Users often self-organize, host independent events, and meet up in person across the globe.
Our internal consumer research shows us that our members crave community over competition. Through our platform and online footprint, we help users create and inspire others in the Cricut community through shared ideas and projects. Cricut software also puts community ideas and inspiration front and center and encourages interaction with one another through a number of sharing and social features. As the number of our users grow, so does the number of projects made and shared physically or digitally through the reinforcing network effect. This generates even more shared projects and word-of-mouth that in turn helps to grow our community. To date, our success has been driven by word-of-mouth referrals as well as effective use of low-cost marketing channels like social media, which we then complement with our targeted sales and marketing efforts. This design of our product ecosystem and marketing helped scale our community of users significantly over time.
The revenue generated from the sales of our connected machines, subscriptions, accessories, and materials comes from a robust mix of brick-and-mortar and online retail, including direct-to-consumer on cricut.com, and partners like Amazon, Michaels, Jo-Ann, Target, and Walmart.
We are a profitable business. For the years ended December 31, 2020, 2021 and 2022, we generated:
•Total revenue of $959.0 million, $1,306.2 million and $886.3 million, respectively, representing 97%, 36% and (32)% year-over-year growth, respectively
•Net income of $154.6 million, $140.5 million and $60.7 million, respectively, representing 294%, (9)% and (57)% year-over-year growth, respectively
Our Industry
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
•Technology is Enabling a New Generation of Entrepreneurs. The rapid growth of marketplaces and commerce enablement platforms creates economic opportunities for millions of creative entrepreneurs. Individual entrepreneurs value supplemental income, flexibility and the opportunity to do what they love for a living. Cricut enables the shift in production of physical goods from factory floors to kitchen tables and provides manufacturing solutions for small scale businesses. Approximately 25% of our users make projects to sell.
•Social Media is Enabling a New Wave of Creativity. The ubiquity of social media is a key driver of global consumer engagement with new creative endeavors. Through social media, people can be inspired by new ideas or projects anywhere and anytime. We help our users turn virtual inspiration into beautiful, physical things. We have over six million followers across social media, and our users have shared thousands of projects on our platform.
Our Opportunity
We believe that anyone can be creative, and thus anyone can be a part of the Cricut community of users. This presents us with a large untapped market opportunity in addition to our current user base.

We quantify our market opportunity in terms of SAM, which includes active Makers who we address with our current products and price points, and TAM, which includes potential creatives who we believe we can reach over the long term with products that address new use cases, greater accessibility, and a broader set of price points.
We commissioned a study from YouGov America in September 2020 across multiple countries. The sample size of those surveyed in each region included over 1,000 individuals ages 18 and older. To calculate our SAM and TAM, we extrapolate these survey results across the general population ages 18 and older in each region.
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
Based in part on the YouGov study, we estimate that our SAM consists of over 85 million people in the United States and Canada. We estimate that our SAM among our primary international target markets consists of over 44 million people. Accordingly, we estimate our total SAM is over 129 million individuals. As of December 31, 2022, we had nearly 7.9 million users, implying approximately 6% penetration of our SAM in all markets.
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
Because our products make creativity accessible to everyone, we believe our opportunity is much larger than the size estimates of the traditional craft market. We put production power into the hands of our users by allowing them to create their own professional-looking homemade goods instead of purchasing manufactured goods from a third-party. This opens up a broad array of markets for our users that go beyond the traditional craft market. The goods that users produce or customize using our platform fall into multiple large market categories, some of which may overlap, including, but not limited to, cards, stationery, seasonal decor, wedding-related services, organization, and custom gifts.
The Cricut User Journey
Creative individuals come to Cricut and become engaged users who can express themselves both individually and as part of a large and passionate community. As of December 31, 2022, 93% of our users identify as women. Many users also earn income through products they create on Cricut. According to in-house research conducted in 2022:
•54% of new users bought their Cricut machine specifically to make a broad range of projects
•25% of users make projects to sell
•83% of users say crafting with Cricut inspires feelings of accomplishment
•86% of users made projects for other people rather than themselves
•56% of users bought their machine to make personalized gifts
A user’s journey evolves after their first purchase. New users typically intend to create a broad range of products but may start with one or two intended uses and grow with Cricut over time. For example, a user may buy a connected machine and begin by making cards but later branch out to T-shirts, wall decals, and more. As we launch new software and products, and as our community continues to grow and share on our platform and elsewhere online, can continually refresh this relationship and expand the versatility of our platform.
Our large and loyal community of users engage with Cricut and each other both in Design Space, our design software, and through social media. Users often share projects they created, inspiring other users to create. Design Space provides users with the ability to share direct links to projects and designs, so that others may view and create their own items from the same design. Users take advantage of these capabilities to show off their creations through social media platforms, video platforms, and their own websites and shops. Many users have even taken passion for Cricut to the next level, creating their own tutorials, inspirational posts, and other influential content to share with others. This adds a larger, broader audience to Cricut’s own social audience of more than six million followers. The social conversation that this audience generates includes millions of posts tagging Cricut and related hashtags, billions of video views, and many third-party, independently-run Cricut-related groups across social platforms. These teaching and inspiration moments enhance our monetization opportunities, as they lead to the creation of projects, which often lead users to purchase images, fonts, accessories, and materials.
Our Software
Our cloud-based software integrates our connected machines and design apps, allowing our users to create and share seamlessly from anywhere, at any time, across desktops or mobile devices. Our software aggregates billions of data points of our users’ contributions, giving us valuable insights into our users’ preferences and behaviors. Data such as user credentials, profile information, machine registration data, and pressure settings for various materials and tools are stored in the cloud. As users create with or upload images, designs, projects, community networks, and more, this information continuously syncs across their devices and within our data warehouse. We use our data science capabilities to continuously improve our software and products, with the intent to further drive engagement. Having direct access to this data allows us to monitor how users engage with product features, giving us the insights we need to efficiently improve and expand if needed or sunset products when no longer useful. The integrated structure of our hardware and software products allows us to continue releasing new connected products with uses that seamlessly integrate with our existing ecosystem, allowing us to grow the lifetime value of our consumer base.
Connected Machines
Our connected machine portfolio currently includes Cricut Joy, the Cricut Explore family, and the Cricut Maker family. These machines cut, write, score, and create decorative effects using a wide variety of tools and materials including paper, vinyl, leather, and more. They are designed for uses ranging from quick, everyday projects like labels, decals, and greeting cards to professional-level DIY projects like personalized apparel, signage, and home décor. Our connected machines also use different combinations of tools, attachments, and accessories for deeper capabilities. For example, Cricut Joy can work with over 50 different materials – from the most popular craft materials like cardstock, vinyl and iron-on to specialty materials like polished foils. The Cricut Explore family pioneered calligraphy pens and sticker making, while the Cricut Maker family cuts softwood and engraves metal. Bluetooth and USB options enable connectivity to Cricut Design Space, our proprietary cloud-based design software available for free on Android, iOS, Mac OS, and PC devices.
Design Apps and Subscriptions
Users leverage our connected machines and design apps to bring their ideas to life. After downloading our app and creating a profile, users access a select number of free images, fonts, and ready-to-make projects, or can upload their own designs to begin making. Ready-to-make projects, ranging in complexity from cards to home décor, each come with instructions and recommendations for the ideal materials to use. Users can save projects to their profile and share their designs with others — directly on our platform and through unique web links and social platforms. A regularly updated home feed showcases recent and trending projects from the platform. We also offer a wider selection of images, fonts, and projects for purchase à la carte, including licensed content from partners like major motion picture studios and global brands.
Much of the à la carte content (with exceptions for some partner content) is also included in Cricut Access, our subscription offering. Available as a monthly or annual subscription, Cricut Access subscribers enjoy a greater and ever-growing selection of more than 300,000 images, hundreds of fonts, and thousands of ready-to-make projects in our design library, as well as other members-only special features, like Monogram Maker. Subscribers also receive discounts to cricut.com and priority support. Cricut Access is $9.99 billed monthly or $95.88 billed annually. Cricut Access Premium, which includes all of the benefits of Cricut Access, includes additional discounts and preferred shipping for an annual cost of $119.88. As of December 31, 2022, we had 2.6 million Cricut Access subscribers, representing approximately 33% of our total users.
Cricut Extensions, Accessories, and Materials
We sell a broad range of extensions, accessories, and materials designed to work seamlessly with our connected machines. The Cricut heat press line, including the Cricut EasyPress family, Cricut Mug Press, Cricut Hat Press, and Cricut Autopress, offers carefully calibrated companions for heat-transfer vinyl projects such as personalized apparel or sublimated goods. This line of heat presses replaces traditional irons and heat transfer tools with products that deliver consistent, even, and precise control. Our line of lighting products, which includes Cricut Bright in table and floor lamp options, and the popular Cricut BrightPad and BrightPad Go, illuminate surfaces and surroundings for easier crafting and creating. Cricut materials give users peace of mind with a brand they trust for durability, selection, and compliance. We sell a wide range of project materials including vinyl, iron-on vinyl, deluxe paper, and Infusible Ink (cuttable sublimation). Machine and hand tools also support multiple forms of creativity, from fine point blades for vinyl and cardstock, to rotary blades for fabric, to knife blades for leather and softwood. Handheld tools from scissors, to weeding tools, to glue, complete the Cricut ecosystem for a full-brand offering made for the discerning consumer. We offer over 3,000 total SKUs within our Cricut extensions, accessories, and materials, ranging in price from a $0.99 a la carte image in Design Space to the $999.00 Cricut Autopress.
How We Go to Market
Many of our users hear about our products through word-of-mouth. With 86% of our users creating products for their friends and family, word-of-mouth marketing continues to be one of the most efficient and effective ways we attract new users. In 2022, over 40% of new users first heard about Cricut through friends and family. We also use digital and social media marketing to attract users.
We sell our connected machines, accessories, and materials through our brick-and-mortar and online retail partners, as well as through our website at cricut.com. Our partners include Amazon, Hobby Lobby, HSN, Jo-Ann, Michaels, Target, Walmart and many others. We also sell our products, including subscriptions to Cricut Access, on cricut.com. In 2022, 41% of our revenue was generated through brick-and-mortar sales and 59% was generated through online channels.
Our Competitive Strengths
Our competitive strengths include:
Our Vertically Integrated Platform Encourages Continual Engagement. Our platform accompanies a user from an idea to a finished project, with Cricut providing the connected machines, design apps, digital content, accessories, and materials to make this a seamless journey. Users’ engagement with our platform typically begins with a project idea. In our design apps, users can browse and search among a wide range of images, fonts, and projects published by Cricut, by artists enrolled in our Contributing Artists Program, or made and shared by other users on our platform. Users can use that digital content to immediately design a project, or can like, bookmark, or organize it in collections for later use. During the design and make process, Cricut provides easy-to-use software tools, upload capabilities for external content, and project-specific guidance along the way. This supports users in making a successful finished project. Finally, users can share their finished projects with the platform community, inspiring others and starting the process over again. As of December 31, 2022, 51% of our users created on their connected machines in the last 90 days.
We Build Beautiful, Inspiring and Easy-to-Use Products. Our mission is rooted in our passion for design, and this passion comes to life in the beautiful products we build and experiences we create. We take great pride in marrying design and functionality for each SKU – from our connected machines and design apps to content to accessories and materials. Every touchpoint is an opportunity to engage the customer and exceed expectations. Our goal is to provide users with an experience that is both inspiring and intuitive, and we take great care to make our products easy to use. Our elegant products are backed by deep user experience, software, technology, and engineering expertise.
We Designed our Platform to Constantly Evolve so We Can Find New Ways to Delight Users. We constantly innovate and offer new products and functionality to provide users with new capabilities for their existing connected machines.New products are integrated seamlessly into existing connected machines with updates to our software, infrastructure, and content. We continuously improve our software to address the unique needs our users have when crafting. For example, in 2022, we launched Monogram Maker, which is integrated into our Design

Space platform and provides an easy-to-use tool for creating well-designed monograms. We also developed a more empowering font picker and we extended our platform to support Editable Images, which give our users the ability to easily personalize content from our image library. In addition, we enabled the infrastructure to support content contributions from new and diverse artists as part of our Contributing Artists Program.
We Have a Strong and Loyal Community of Users. Many of our users become deeply engaged in our creative community and loyal to our brand. Each project becomes an opportunity to create a conversation – our users share, inspire and teach each other. Our community of nearly 7.9 million users as of December 31, 2022, creates a reinforcing network effect. As the number of our users grow, so does the number of projects made and shared physically or digitally. This engagement generates even more shared projects and word-of-mouth that in turn helps to grow our community.
We Have a Positive Impact on Our Users, in Good Times and in Bad. When users design with our products, they feel creative and self-accomplished. When they personalize an object or make something for someone as a gift, they feel good about themselves. Our products make people feel accomplished and confident – powerful emotions that help create a relationship and love between our brand and our users. Crafting allows people to create their own gifts or to earn income selling handmade goods. Given the positive emotions connected with crafting, our users create to celebrate and as a respite during difficult times.
Our Growth Strategy
These are key elements of our growth strategy:
Expand Internationally. We believe there is a significant opportunity for Cricut to grow internationally. We began our international expansion by launching in Australia, Canada, France, Germany and the United Kingdom, and subsequently launched in Latin America, Western Europe, and more recently most of Asia (including India, Japan, and South Korea). We have also localized our design apps in each of the most commonly spoken languages in the countries we have entered. We offer country-specific content and continue to add local content for markets where we are in various stages of launch. We will continue to pursue disciplined international expansion by targeting countries with large populations of active creatives where we believe the Cricut value proposition will resonate. We expect to leverage a combination of brick-and-mortar and online retail partners to go to market internationally.
Reach More Users. As of December 31, 2022, we had nearly 7.9 million users, representing approximately 6% of the 129 million addressable active creatives in our SAM. We have a significant opportunity to bring more users to our platform by enhancing our brand and product awareness in both the United States and Canada and in the other geographies where we currently sell our products. We intend to pursue this opportunity in part through digital advertising, social media and influencer marketing, retail partners, public relations, and word-of-mouth referrals.
Increase Monetization from Current Users. We keep our users engaged by applying what we learn on our platform to launch new software and products. We believe that by finding new ways to inspire our users to make with their existing connected machines, we can sell more content and accessories and materials. By enhancing our subscription offerings, we also believe we can grow our subscription base over time.
Continuously Improve Ease of Use and User Experience. We plan to continue to broaden our demographic appeal by making our products even easier to use and educating users on our products and their capabilities. We believe that reducing the barriers to entry for both active and potential creatives can help us both further penetrate our SAM and continue to expand and penetrate a portion of our TAM.
Launch New Products in New Categories. New products help us extend our impact with new and existing users. Our deeply engaged base of users gives us unique insights into what new products are going to be most successful. Our strategy for keeping current users engaged is focused on launching new products and services that attach seamlessly to our existing platform. We plan on expanding our offerings to serve a larger portion of our SAM, including new connected machine offerings with new uses to capture additional customer segments. Our ability to launch new services and new products will allow us to diversify our channels and bring on new brick-and-mortar and online retail partners.

Technology and Content
Our core technology and content that support our platform are critical competitive advantages and are purpose-built to leverage the tools and capabilities of our connected machines. These solutions utilize a myriad of factors and elements unique to Cricut and are highly differentiated.
•Cutting-Edge Innovation, Beautiful Design, and Ease of Use. We invest substantial resources in research and development to enhance our platform, develop new products and features, and improve our user experience. Our hardware innovation harnesses the power of technologies typically found only in professional robotics, computer numerical control machinery, and other automated commercial devices. One example of our cutting-edge innovation is Cricut Joy, a connected machine that is both powerful and portable. Our software integrates our connected machines with the rest of our platform and enables a seamless creative experience for our users. Our hardware and software are beautifully designed to be easy-to-use, so that users can be their creative best.
•Proprietary Technology. Our platform benefits from our proprietary intellectual property. Servo motors in our connected machines operate with feedback control to ensure ultra-precise cutting and drawing paths are generated each time a user clicks “Make It.” The uniform heat plate technology in our EasyPress family of products allows our users to more evenly adhere iron-on vinyl and films onto T-shirts, totes or tags. The ability to control the amount of machine pressure used by Cricut Maker was an industry first in such a compact form factor, and it allows our users to not only cut thicker materials like matboard, leather and basswood but also to deboss heavy chipboard or engrave metal. While assorted machine tools are required to create these decorative effects, our connected machines also have the capability to automatically detect whether the proper tool is installed to safeguard proper operation and help our users achieve their desired effect.
•Cloud-Based Architecture Which Allows for Simplicity, Scalability and Security. Our distributed and scalable technology architecture allows our users to access inspiration and create anytime they want from almost any computing device, maximizing use of our platform. Our users can get inspired on the go using Design Space on their phone, continue designing on their tablet, and then finish creating using their desktop — or stay on one device during their crafting session. Design Space maintains an expanding database of materials. As every creative project is unique, this database aids our users in understanding which materials are compatible with or optimized for their connected machine. Our materials database also houses controls for the precise pressure, speed, and machine tools needed for projects. This ensures a unified experience when a connected machine communicates with our cloud-based, highly scalable, microservice-designed APIs. Our software and apps are built and continually maintained using the industry’s latest technology like Swift for iOS, Kotlin for Android, and Electron Framework for Mac and Windows. We benefit from and leverage the AWS security frameworks to provide our users an infrastructure that is consistent with information security best practices so that our users’ information, creative projects, and account are safe and secure.
•Cut Smart Technology, Adaptive Tool System and QuickSwap Housings. Years ago, we transformed the household electronic cutting machine market with the introduction of our Cut Smart technology on Cricut Explore. This allows our connected machines to cut and draw on materials through machine mat and carriage plot movements, while our servo motors apply a precise amount of cut force tailored to each material so there is no need for users to manually adjust blade depth, cut force, or speed. Later, with the release of Cricut Maker, we further innovated by introducing our Adaptive Tool System, which deepens and enhances our connected machine movements by adding additional control from the drive housing itself. Through the interlocking of gears with the machine carriage, our Adaptive Tool System (currently available only on Cricut Maker) can additionally lift and turn the blade during operation. This third juncture point allows Cricut Maker to intelligently control the direction of the blade and cut pressure to match the material, enabling experiences like machine cutting fabric with a rotary blade or using our knife blade to machine cut thicker materials like matboard and basswood. In addition to this multi-dimensional movement, our Adaptive Tool System also allows our users to install one machine tool housing that can be easily changed to have varying tips, something we aptly call QuickSwap. While Cricut Maker was released with only four tools initially, together with our Adaptive Tool System and QuickSwap housings, we have since empowered Cricut Maker users with the use of more than 10 tools. Our connected machines are durable, built to last and designed with this level of extensibility to quickly enable new uses as they are designed and brought to market.

•Optimized Accessories and Materials. While our connected machines work with a wide variety of accessories and materials regardless of brand, using Cricut-branded products brings added benefits. For example, with the introduction of our Smart Materials line (including Smart Vinyl, Smart Iron-On, Smart Paper, and Smart Label), our users can load these materials into their connected machines without the need for a separate cutting mat, allowing users to create more efficiently and design larger projects. Our sourcing, quality assurance and materials teams go to great lengths to ensure all Cricut-branded accessories and materials (including Smart Materials, as well as cardstock, vinyl, transfer tape, leather, hand tools and others) are calibrated and purpose-built to work hand-in-hand with Cricut connected machines, as well as interplay well with other Cricut products. Our materials database works best with these Cricut-branded accessories and materials, thereby allowing our users to create quicker with more predictable results.
•Content Development and Production. The breadth and depth of our growing content library comes as a direct result of the data-driven approach we use to gain insights into our users’ preferences and behavior. Using real-time data points, we observe the use patterns and other aggregated data to predict future trends or gaps in our content offering. Using these key learnings, we select ideas, themes and content categories that ultimately inform and shape our product development cycle. By partnering with professional illustrators, project designers, and subject matter experts, both internally and externally, we create tailor-made content offerings that beautifully complement our platform. Whether through the creation, acquisition or licensing of varied creative assets, our content teams then use a proprietary process to convert these images and projects into content specifically optimized to integrate with our connected machines and Cricut-branded accessories and materials seamlessly. The output of this content lifecycle results in authentic, on-trend and high-quality images and projects we offer our users for à la carte purchase or as a part of our Cricut Access subscriptions. As we diversify our content categories and further expand internationally, we will continue to develop localized and meaningful content shaped to meet the language, needs and preferences of our growing global user base. As our user base expands, demand for content is higher than ever. To scale our Design Space library and better support Cricut Access, we launched our Contributing Artist Program (CAP), which gives artists the opportunity to upload their artwork, and once approved by Cricut, it is ready to use in Design Space. Artists get compensated when members use their artwork. We also updated and expanded the library with editable images and Monogram Maker, which empower users to personalize their projects more easily.
•Unified Integration Between Hardware, Software and Content. Our design, engineering, product, and content teams work hand-in-hand to bring our products to life, from conception and validation to implementation. We work hard to build strong synergies across teams to successfully launch products that address new creative categories. One such example was evident in the successful launch of Cricut Insert Cards. Collaborating with our hardware engineering and machine teams, our materials team launched a colorful array of newly designed pre-scored and pre-cut cardstock greeting cards, complete with decorative inserts and envelopes. Utilizing a patent-pending card mat to hold these cards in place during operation, Cricut machines can cut and draw professional-looking handmade cards for any occasion while easily pulling from hundreds of ready-to-make greeting card projects in Design Space. This type of unified integration by and between our hardware, software, content and accessories and materials provides an outcome to our users with a value much greater than the sum of its individual parts.
Human Capital
Our Culture. Our mission is to help people lead creative lives. Our employees strive to support this mission by providing an innovative creativity platform that includes software, machines, materials, and tools to our users. Much of our team are makers and crafters and are engaged with our end-users. We celebrate seeing the creativity and kindness that our end users create with the tools we provide. Behind the products, is a team that subscribes to an articulated culture of values and mantras. We start with a foundation of trust and encourage constructive conflict. The team lives by mantras such as “spend every dollar like it’s your own,” “choose trust, respect, and candor,” “put the stinky fish on the table,” and “act like an owner,” among several others. We have built a team of talented professionals who are eager to work in an environment where how we work matters as much as the work itself.
Our Employees. Our culture is important to us and is what we strive to maintain in good times and bad. As of December 31, 2022, we had over 775 employees of which 158 lived outside of the United States. Before the pandemic, we had employees in 11 states and 8 countries. As of December 31, 2022, we had employees in 36 states and 22 countries. We believe the diversity of background and thought that this growth has infused into our company is a great strength and will continue to be as we continue to grow and expand around the world. We consider our relations with employees to be good. None are covered by collective bargaining agreements or are represented by a labor union.
Employee Well-Being. Employee incentives and benefits include medical, life, disability, vision, and dental insurance coverage, 401(k) retirement plans with company matching contributions, and paid time off. We emphasize “acting like an owner” and in support of the mantra have awarded equity to much of the team. Furthermore, our employee assistance program offers confidential guidance and resources to employees and their household family members, including unlimited counseling sessions, access for financial and legal advice, and services to assist with childcare, elder care, pet care, and vacation planning. Additionally, Cricut provides opportunities for employees to privately support its members and select community organizations that are aligned to our mission to help people lead creative lives. While support is primarily provided in the form of product donations, it also includes employees’ time in providing crafted projects.
Employee Safety. The health and wellness of our employees and members remains a priority. We continue to monitor and abide by local safety guidelines applicable to each Cricut facility. The majority of Cricut employees operate on a hybrid model, working in-office 2+ days per week and working virtually the remainder of the week. Policies and practices are in place to ensure adherence to occupational and COVID-19 safety within each office.
Competition
We compete in several market segments with our business.
We experience competition in connected machines; for example, Brother, Graphtec, Loklik, Silhouette America, and Siser sell cutting machines. We expect significant competition to continue, both from current competitors as well as new entrants into the market, some of which may become significant competitors in the future.
The accessories and materials DIY market is highly competitive with few barriers to entry. We face heightened competition in providing accessories and materials that we sell for use with our connected machines. We compete against well-established, well-known companies, many of which are also our retail partners, including Hobby Lobby, HSN, Jo-Ann, Michaels, Amazon, and Walmart. Many of these companies have substantial market share, diversified product lines, well-established supply and distribution systems, strong brand recognition and significant financial, marketing, research and development and other resources. These brick-and-mortar and online retail partners often have their own brands of products that we compete against, particularly in accessories and materials. We also compete with well-established content providers, from free resources that enable users to access content that is compatible with our platform, to more specific content marketplaces, like Creative Fabrica and Etsy, where customers can purchase digital files to upload to our platform. We believe that our brand, technology, software, and content set us apart. We provide a superior value proposition and benefit from our deeply engaged community of users.
The areas in which we compete include:
•Product Offering. We compete with producers of DIY design and crafting tools, materials and accessories and work to ensure that our connected machines maintain the most innovative technology and user-friendly features. Our products, materials, and accessories allow our users to produce professional-looking projects.
•Engagement. We compete for consumer attention to earn and retain brand loyalty by delivering on the value and promise offered through our products.
•Talent. We compete for talent in every vertical across our company including technology, design, marketing, finance, legal and retail. As our platform is highly dependent on technology and software, we require a significant base of engineers to continue innovating.
The principal competitive factors that companies in our industry need to consider include but are not limited to total cost of product, manufacturing efficiency and supply chain management, product vision, product innovation, digital content (original and licensed), product quality and safety, pricing, user engagement, strength of sales and marketing efforts, technological advances and brand awareness and reputation. We believe we compete favorably across these factors, and we have developed a business model that is difficult to replicate.
For additional information, see the section titled “Risk Factors—Risks Related to Our Industry and Business.”

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
As of December 31, 2022, we had 45 issued patents in the United States, which expire at various times between October 6, 2023 and February 17, 2041, as well as 89 issued patents in non-U.S. jurisdictions, which expire at various times between July 14, 2026 and August 2, 2046, we also hold 44 pending patents in the United States and 96 pending patents in non-U.S. jurisdictions. These patents are intended to protect our proprietary inventions that are relevant to our business. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines and logos in the United States and other jurisdictions to the extent we determine appropriate and cost-effective. We also have common law rights in some unregistered trademarks that were established over years of use. As of December 31, 2022, we have a total of 16 registered trademarks in the United States and 65 registered trademarks in non-U.S. jurisdictions. We also have registered domain names for websites that we use in our business, such as cricut.com and other variations.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. In addition, as we continue to expand internationally, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as laws in the United States. We expect that infringement of our intellectual property may increase as the number of products and competitors in our market increases, and effective protection of intellectual property rights is expensive and difficult. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims from third parties. Any third-party intellectual property claims against us could significantly increase our expenses and could have a significant and negative impact on our business, results of operations and financial condition. For additional information, see the section titled “Risk factors—Risks Related to our Intellectual Property.”
Manufacturing, Supply Chain and Fulfillment
We currently outsource the manufacturing of our products to third-party contract manufacturers located primarily in Malaysia and China. We believe outsourcing our manufacturing function promotes more flexibility and scalability in our operations.
We primarily use one contract manufacturer, Xiamen Intretech, Inc., or Intretech, with operations in Malaysia and China, to produce our connected machines, which are built based on our quality and performance standards and specifications. We are increasing use of another contract manufacturer, also with operations in Malaysia. Our agreement with Intretech is on a purchase order basis, and Intretech is not otherwise obligated to supply our connected machines in any specific quantity or at any specific price. The Intretech agreement has an initial five-year term beginning August 2018 and thereafter automatically renews for one additional year unless earlier terminated by the parties for breach or upon 60 days’ prior written notice.
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
To streamline e-commerce logistics, inventory management, warehousing and fulfillment, we engage a small number of third-party logistics partners, including last mile warehousing and delivery partners, located in the United States, China, Europe, and Australia to receive and distribute our products. Our third-party logistics partners complete a substantial percentage of our deliveries to brick-and-mortar and online retail partners, distributors, and online sales channels. Our products generally arrive at our third-party logistics partner facilities via ocean shipping services from our contract manufacturers. Direct shipments to users are then typically ground shipped for U.S. users and air- or ocean-freighted for our international users. Most brick-and-mortar and online retail partners and distributors generally use their own freight carriers for shipments from our third-party logistics partner facilities.
As we grow and scale, we continue to evaluate and assess the need for existing and new manufacturers, suppliers, and partners. To mitigate the risks of having a limited number of suppliers, we have in place currently-qualified alternative contract manufacturers for certain products; however, we do not currently have alternative suppliers for certain key components. For additional information, see the section titled “Risk Factors—Risks Related to Manufacturing, Supply Chain and Fulfillment.”
Sales and Marketing
Sales Channels
We sell our products primarily through our third-party brick-and-mortar and online retail partners, as well as through our website at cricut.com. We also sell to a network of distributors in over 50 countries who resell our products primarily to international brick-and-mortar and online retail partners and on a limited basis to U.S. brick-and-mortar and online retail partners. In 2021, 50%, and in 2022, 59% of our revenue was generated through online channels, respectively. Our sales and channels team located in the United States support both the onboarding of new brick-and-mortar and online retail partners as well as account management of existing brick-and-mortar and online retail partners. We also have an international sales and marketing force in the United Kingdom, Australia, across Western Europe, South Africa, Middle East, Singapore, Mexico, and Brazil, to drive sales and whose reach spans into many jurisdictions across the globe.
Many of our products are sold through traditional brick-and-mortar retail partners, varying in size, including on their websites, as follows:
•Specialized Craft Retailers. We sell to specialized arts and crafts supply retailers with large regional or national presence, such as Hobby Lobby, HSN, Jo-Ann, and Michaels.
•National Retailers. We sell to large, mass merchant retailers with national and international presence, such as Amazon, Target, and Walmart.
•Independent Retailers. We sell to a network of smaller, independent retailers in targeted locations or in specialty markets.
Each of Jo-Ann, Michaels, and Walmart represented 10% or more of our consolidated revenue in the year ended December 31, 2020, and Amazon, Michaels, and Walmart represented 10% or more of our consolidated revenue in the year ended December 31, 2021. As of December 31, 2022 we did not have any customers that represented 10% or more of our consolidated revenue. We also currently offer our products through our website at cricut.com, which can be purchased directly by users in the United States, Canada, the United Kingdom, Ireland, France, and Germany. Users can also purchase subscriptions to Cricut Access and Cricut Access Premium through our website or through Cricut’s design apps on Android and iOS devices. Additionally, users can make in-app purchases of images, fonts and projects à la carte on our platform and through our design apps. We drive consumers to our website and platform primarily through word-of-mouth marketing channels and the use of low-cost marketing channels like social media.
We believe our omni-channel strategy enables us to target a diverse consumer base.
Marketing
Cricut marketing efforts keenly focus on building product awareness, driving conversion, and engaging the community to attract new users and retain existing users. Our loyal community of millions of users — empowered with a platform designed for sharing — are our best and most effective marketing tools, helping to generate robust word-of-mouth referrals, which have been significant drivers of our growth. With 86% of our users, as of December 31, 2022, creating projects for their friends and family, word-of-mouth marketing continues to be paramount to our operational success. Crafting inspires feelings of accomplishment in our users, which promotes repeat use of our products and reengagement in our platform and community.
Users in our community are deeply engaged and are passionate about sharing inspiration, Cricut tips and tricks, and personal stories online through third-party platforms like blogs and YouTube as well as social media, which promotes discovery and adoption. Users across the globe often also connect offline, self-organizing and hosting in-person meet-up events to create together, which reinforces the community network effect. As the number of users grow, the number of projects and content created and shared physically and digitally multiply.
Additionally, our users’ ongoing engagement on our data-driven platform enables us to learn more about their preferences and behaviors, which we harness to continually improve our platform and to predict what new products will be successful, driving a cycle of further community engagement.
We intend to continue to invest resources to build our brand and community, including employing digital advertising and content marketing. Our marketing efforts prioritize the customer journey to ensure that when consumers interact with the Cricut brand, we’re creating positive experiences that people will remember. Our digital advertising creates brand awareness with the right audiences, and our content through third-parties, retail and influencer partnerships, social media, and the cricut.com website supports better education of our product and offering for audiences to understand how we fit into their lives. Throughout the entire buying experience — the first moment that someone sees a Cricut logo or hears the Cricut name to the moment they decide to click the buy button — consumers become increasingly more familiar with what we do. Significant time and resources also go towards training our Cricut community management and Member Care teams to address issues relating to our products and services to reduce negative impacts on our users’ experience.
Research and Development
Our research and development efforts focus on enabling our users to express their creativity. Technical direction is derived from our data science capabilities and feedback from our deeply engaged user community. This focus enables the development of a robust platform architected to ensure a simple and intuitive user experience, centered around our connected machines, subscriptions and accessories and materials. Our design, product, engineering, and customer support teams collaborate extensively with our user community. Our platform is primarily built and maintained in-house by a team of professionals across design, product management and engineering disciplines.
As of December 31, 2022, we had over 250 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to further improve our software, and the ease of use and functionality of our connected machines and platform and to expand our accessories and materials offerings.
Government Regulation
We are subject to a variety of U.S. federal and state laws and foreign laws and regulations that involve matters central to our business, many of which are still evolving and could be interpreted in ways that could harm our business. These laws and regulations include laws governing, among other areas, privacy, data protection, information security, content regulation, intellectual property, competition, consumer protection, e-commerce, product liability, marketing, advertising, trade (e.g., sanctions, export controls and tariffs), and taxation. These laws and regulations are often complex, sometimes contradict other laws, and are frequently evolving. Laws and regulations may be interpreted, applied, created, amended, and enforced in different ways in various locations around the world, posing a significant challenge to our increasingly global business.
As we grow and expand our geographical reach and our offerings, we may become subject to additional regulations, in the United States and internationally.
In the European Union, or EU, the General Data Protection Regulation (EU) 2016/679, or GDPR, became effective on May 25, 2018. The GDPR is intended to create a single legal framework that applies across all EU member states. However, there are certain areas where EU member states can deviate from the requirements in their own legislation. It is therefore likely that we will need to comply with these local regulations in addition to the GDPR. Local supervisory authorities can impose fines for non-compliance and have the power to carry out audits, require companies to cease or change processing, request information and obtain access to premises. The GDPR created more stringent operational requirements for processors and controllers of personal data, including, for example, requiring enhanced disclosures to data subjects about how personal data is processed (including information about the profiling of individuals and automated individual decision-making), limiting retention periods of personal data, requiring mandatory data breach notification and requiring additional policies and procedures to comply with the accountability principle under the GDPR. In addition, data subjects have more robust rights with regard to their personal data. Similarly, other jurisdictions are instituting privacy and data protection and information security laws, rules, and regulations, which could increase our risk and compliance costs.
The California Consumer Privacy Act of 2018, or CCPA, and its implementing regulations also affords consumers expanded privacy protections and may add additional requirements on businesses. The potential effects of the CCPA and its regulations are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access and deletion of their personal information, to opt out of certain personal information sharing and to receive detailed information about how their personal information is collected and used. The CCPA also provides for civil penalties for violations, as well as a private right of action for certain data breaches that may increase data breach litigation. Additionally, in November 2020, California passed the California Privacy Rights Act, or CPRA, which amended and significantly modified the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in efforts to comply. Similar legislative developments in other states and at the federal level in the United States have been enacted or proposed, which could create the potential for a patchwork of overlapping but different laws.
Further, some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business.
Additionally, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to the transfer of personal data outside the European Economic Area, or EEA, and the United Kingdom (after Brexit). We rely on transfer mechanisms permitted under these laws, including the standard contract clauses, which have been subject to regulatory and judicial scrutiny. If these existing mechanisms for transferring personal data from the EEA, the United Kingdom or other jurisdictions are unavailable, we may be unable to transfer personal data of employees or users in those regions to the United States.
See the section titled “Risk Factors” for additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge at investor.cricut.com/financial-information/sec-filings when such reports are available on the SEC’s website. Our Company periodically provides certain information for investors on its corporate website, www.cricut.com, and its investor relations website, investor.cricut.com. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes and all of the other information in this Annual Report on Form 10-K, before making a decision to invest in our Class A common stock. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment

Summary of Risk Factors
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
Since launching our first connected machine, we have built a loyal and growing community of users that has reached substantial scale. Our business and rate of growth is dependent upon our ability to attract and engage with our users. User engagement is one of many factors that affects our revenue in each of our segments, and it is difficult to isolate its effect on revenue and our other financial results in any given quarter. We cannot ensure that our efforts to attract and engage with users, which we modify from time to time, will be successful or that we will be able to maintain sales to our users. There are a number of factors that could impact our number of users and our ability to increase sales to users, including:
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
We experienced rapid revenue growth in recent periods through 2021, with revenue of $959.0 million, $1,306.2 million, and $886.3 million for the years ended December 31, 2020, 2021 and 2022, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior years due to a number of reasons, including more challenging comparisons to prior periods as our revenue grows, slowing demand for our products and subscriptions, increasing competition, a decrease in the growth of our overall market and our failure to capitalize on growth opportunities. For example, we saw significant growth in sales during the COVID-19 pandemic in 2020 and 2021 but saw a reduction in sales in 2022. There can be no assurance that sales will return to 2020 and 2021 levels in the future or that we will be able to continue to significantly grow our revenue in a post-COVID-19 environment. Our rate of adding new users declined in comparison to the last two years and, in the short term, the number of paid subscribers could remain flat or decline.
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
We derive a significant portion of our revenue from sales of our connected machines. Our connected machine revenue decreased by $295.6 million, or 54%, to $252.6 million for the year ended December 31, 2022 from $548.2 million for the year ended December 31, 2021. Any factors adversely affecting sales of our connected machines, including introduction by competitors of comparable machines at lower price points, a maturing product lifecycle, shortages in our supply or inventory of connected machines, a decline in consumer spending or other factors discussed elsewhere in this Risk Factors section, could result in a continued decline in sales of our connected machines, which would adversely affect our future revenue and results of operations.
Moreover, because we derive a significant portion of our revenue from the sale of subscriptions and accessories and materials as an extension of the sales and use of our connected machines, any material decline in the sales and use of our connected machines would also have a pronounced impact on the sales of subscriptions and accessories and materials, which would adversely affect our future revenue and results of operations. For example, accessories and materials revenue decreased by $190.8 million, or 35%, to $361.4 million for the year ended December 31, 2022 from $552.2 million for the year ended December 31, 2021. Accessories and materials ARPU is defined as total sell-in revenue for the segment in a given period divided by total unique users for same period. In addition to sales of our connected machines, accessories and materials revenues are influenced by multiple factors, some of which can be hard to isolate in a given time period. These factors include retailer demand, currency, consumer buying behavior (pantry loading), promotional activity, competition, and engagement (defined by consumer cutting behavior and therefore consumption of materials). Each of these can have an impact on accessories and materials revenue in different time frames that are hard to estimate. Our efforts to increase our sales of accessories and materials may not have the desired effect. Decline in accessories and materials ARPU, which has occurred in recent periods and may occur again in the future, is influenced by how these factors interplay with each other and could adversely affect our revenue and results of operations.
Our results of operations could be adversely affected if we are unable to accurately forecast consumer demand for our products or adequately manage our inventory, the manufacturing capacity of our contract manufacturers or their component supply.
Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products, changes in demand for the products of our competitors, unanticipated changes in general market or economic conditions or changes in consumer confidence in future economic conditions. This risk may be exacerbated by the fact that we do not have the manufacturing capacity or supply-chain flexibility to satisfy short-term demand increases. For example, during the COVID-19 pandemic and stay-at-home orders, we saw significant growth in sales in 2020, which strained our inventory levels and caused shortages that likely resulted in lost sales. Although our in-channel and on-hand inventory as of December 31, 2022 were sufficient, if we fail to accurately forecast consumer demand, we may experience insufficient or excess inventory levels or a shortage or surplus of products available for sale. If we underestimate demand or are otherwise unable to meet consumer demand, we could experience loss of revenue, reputational harm and damaged relationships, including through social media or other communications from our community, and adversely affect our business, financial condition and results of operations. If we forecast inventory levels in excess of consumer demand, this may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and premium nature of our brand image. While supply chain conditions have improved during 2022, if our supply chain faces challenges again, it could continue to put pressure on margins.
We depend on sales to brick-and-mortar and online retail partners, including a limited number of sophisticated key brick-and-mortar and online retail partners. The loss or substantial decline in volume of sales to any of our key brick-and-mortar and online retail partners could adversely affect our financial performance.
Our financial performance has been and will continue to be significantly determined by our success in attracting and retaining brick-and-mortar and online retail partners. For the year ended December 31, 2021, our top seven brick-and-mortar and online retail partners accounted for 52% of total revenue. For the twelve months ended December 31, 2022, our top seven brick-and-mortar and online retail partners accounted for 37% of total revenue. We anticipate that a similar level of concentration will continue for the foreseeable future.
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
Our ability to continue our revenue growth and increase our profitability depends in part upon our ability to successfully implement certain strategic go-to-market initiatives, including expanding our online sales presence while continuing to work with key brick-and-mortar and online retail partners. Our online sales include online sales through the websites of our brick-and-mortar and online retail partners as well as through our own website cricut.com. In the year ended December 31, 2020, 48% of our revenue was generated from these online channels. In the year ended December 31, 2021, 50% of our revenue was generated from these online channels. For the twelve months ended December 31, 2022, 59% of our revenue was generated from these online channels. There can be no assurance that online sales will remain at these levels in the future or that we will be able to continue to significantly grow our online channels.
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
As of December 31, 2022, approximately 33% of our users were Paid Subscribers. If we are unable to maintain or increase subscriptions, which have higher margins than our other products, our future revenue and results of operations could be harmed. Our Paid Subscribers have no contractual obligation to renew their subscriptions to Cricut Access or Cricut Access Premium after the expiration of their initial subscription term, and our subscriptions may be offered on a monthly and annual basis. The images and designs on our platform are available for purchase à la carte, which may limit the incentive for users to purchase subscriptions. Our ability to increase new subscriptions may decline or fluctuate as a result of a number of factors, including seasonality, the quality of images and projects we offer, level of engagement, the number of new features and capabilities only offered through our subscriptions, the prices of products offered by our competitors and the budgets and consumer spending habits of our users. If our users do not renew their subscriptions or if additional users do not purchase subscriptions, our future revenue and results of operations could be harmed. To the extent that users of our free design apps do not purchase images, projects or products à la carte or convert to a subscription, our future revenue and results of operations could be harmed. Our efforts to increase our subscriptions may not have the desired effect. For example, in 2021, we proposed changes to our free Design Space app that would have limited the number of personal images or patterns a user could upload and save each month to our cloud without a subscription; however, because of user reaction, we determined not to proceed with the proposed changes. Instead of increasing subscriptions, other attempts to increase subscriptions could cause our users to limit their use of our connected machines, cause reputational harm and damaged relationships, and result in reduced sales of connected machines and accessories and materials, any of which could negatively affect our future revenue and results of operations. Finally, any future changes to our subscription model could make our subscriptions less attractive to users or reduce our margins on subscriptions, which could negatively affect our future revenue and results of operations.
We operate in a highly competitive market and we may be unable to compete successfully against existing and future competitors.
The markets in which we participate, including the traditional craft market and the other creative or DIY markets we touch, are highly competitive with limited barriers to entry. We operate and manage our business in three reportable segments: Connected Machines, Subscription and Accessories and Materials. We face competition in every aspect of our business, but particularly in Accessories and Materials. Many accessories and materials produced by our competitors, including the private label products of some of our retail partners, are compatible with our connected machines and are often available for purchase through our retail partners. Our competitors may offer competing accessories and materials at lower price points or with different features than our products. We are currently seeing intensifying competition in Accessories and Materials, and we expect the competition in the accessories and materials DIY market to continue to intensify in the future as new and existing competitors introduce new or enhanced products that may compete with our product lines. Our efforts to increase our sales of accessories and materials may not have the desired effect. Because we derive a significant portion of our revenue from the sales of accessories and materials, the material decline in such sales is having and could continue to have a pronounced impact on our future revenue and results of operations.
We also experience competition in connected machines from sellers of both connected and manual cutting and other machines. For example, Brother, Graphtec, Loklik, Silhouette America, and Siser sell cutting machines, and a number of companies sell heat press machines. Our Subscriptions business, which provides users with fonts and images for making designs, competes with well-established content providers, from free resources that enable users to access content that is compatible with our platform, to more specific content marketplaces, like Creative Fabrica and Etsy, where customers can purchase digital files to upload to our platform.
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
If we are unable to sustain pricing levels for our products and subscriptions, whether due to competitive pressure or otherwise, our gross margins could be significantly reduced. As of December 31, 2022, our portfolio of connected machines range from $179.00 to $429.00 MSRP, and subscription offerings range from $9.99 per month to $95.88 per year for Cricut Access or $119.88 per year for Cricut Access Premium, which includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping. Within our accessories and materials, our SKUs range in price from $0.99 to $999.00.
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
Many of our accessories and materials, including vinyl, iron-on vinyl, paper, stationery, stickers and other merchandise, are also offered by our competitors at lower prices or with free or accelerated shipping timelines that we either are unable to or choose not to match. Accordingly, if a user runs out of materials during a project, they may opt to purchase a replacement from a competitor or other online retail partner, such as Amazon, to receive one or two-day shipping, which we may not be able to offer. In addition, many of our competitors discount our accessories and materials or competitors’ accessories and materials at significant levels, and, as a result, we may be compelled to change our discounting strategy, which could impact our business and results of operations. If in the future, due to competitor discounting, shipping or other marketing strategies, we significantly reduce our prices on our products without a corresponding increase in sales volume, it would negatively impact our revenue and could adversely affect our gross margins and overall profitability.
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
We have grown rapidly in recent years and have limited operating experience at our current size. For example, our revenue grew from $486.6 million in 2019 to $1,306.2 million in 2021 before reducing to $886.3 million in 2022. In addition, between December 31, 2020 and December 31, 2021, our employee headcount increased from over 640 to over 830, and as of December 31, 2022, our employee headcount was over 775. In January 2023, due to the challenging macroeconomic environment and with the goal of maintaining the health and sustainability of the company, we implemented a workforce reduction which impacted approximately 8% of Cricut employees. While we do not expect headcount growth to continue at the same pace as in recent years, we may choose to significantly increase headcount again in the future. Further, as we grow, our business becomes increasingly complex, particularly for a company of our relative size. To effectively manage and capitalize on our growth, we must continue to forecast demand and manage our supply chain, expand our sales and marketing, focus on innovative product development, upgrade and secure our management information systems and other processes and obtain more space for our expanding staff. Our continued growth and complexity could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training and managing a diffuse and growing employee base. Failure to scale with growth could harm our future success, including our ability to effectively focus on and pursue our corporate objectives. Moreover, the complicated nature of our business, in which we design our own products, develop our own design apps, rely on third-party manufacturers and sell our products through brick-and-mortar and online retail partners, as well as through our website, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. If we do not adapt to meet these evolving challenges, including hiring and maintaining the right number of employees for each aspect of our business, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products may suffer and our company culture may be harmed.
Our growth strategy contemplates an increase in our advertising and other sales and marketing spending, which represented 7%, 10% and 15% of revenue in 2020, 2021 and 2022, respectively. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated, and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.
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
Our business has historically been influenced by seasonal trends. We generate a disproportionate amount of sales activity related to our products during the fourth quarter, due in large part to seasonal holiday demand. For example, in 2020, 2021 and 2022, our fourth quarter represented 39%, 30% and 32% of total revenue for the year, respectively. Our promotional discounting activity is also higher in the fourth quarter, which negatively impacts gross margin during this period. Accordingly, adverse events that occur during these months could have a disproportionate effect on our results of operations for the entire fiscal year. In contrast, sales of accessories and materials typically slow in the second quarter of the year in connection with school summer holidays. Seasonality in our business can also be skewed by macroeconomic factors, such as inflation and reduction in consumer demand. In addition, seasonality can be affected by introductions of new or enhanced products, including the costs associated with such introductions. Furthermore, our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. For example, we experienced unusually high demand in the first and second quarters of 2021, which is inconsistent with normal seasonality patterns. Accordingly, yearly or quarterly comparisons of our results of operations may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Moreover, we experienced a significant increase in sales after the outbreak of the COVID-19 pandemic, and the rollout of COVID-19 vaccines, lifting of restrictions on movement and/or normalized full-time return to work trends have negatively impacted demand for our products and subscriptions, as have current deteriorating general economic conditions, inflationary pressures affecting the pricing of our products, and changes in consumer spending preferences and buying trends, and our sales activity may continue to diminish as a result. As a result of these factors, our rate of adding new users is declining in comparison to the last two years and, in the short term, the number of paid subscribers could remain flat or decline.
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
•our ability to maintain gross margins and operating margins, including as a result of higher fixed costs, warehousing or operations expense, or price competitiveness, in one or more product categories, which we are experiencing and may experience again in the future;
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
We believe that our growth depends on our ability to reach our market opportunity in terms of our SAM, which includes active creatives who we address with our current products and price points, and our TAM, which includes potential creatives who we believe we can reach over the long term as we make products for new uses and products that are more accessible, even easier to use and available at a broad set of price points. See the section titled “Business - Our Opportunity.”. We assess our SAM and TAM in the United States and Canada, as well as internationally. We believe that in order to further penetrate our SAM and TAM, we must continually improve ease of use and user experience, launch new products in new categories and expand internationally. For example, some users find our connected machines to be challenging to use or may require user education in order to operate them efficiently or have the best user experience. If we are not able to make our connected machines easier to use or improve user education and experience, we may not be able to expand our SAM and TAM. Our SAM and TAM are representative of a broad demographic. However, historically we have served a largely female demographic representing 93% of our users as of December 31, 2022 We continue to explore additional offerings that address new categories that will appeal to a wider demographic. Any new offerings may not appeal to current consumer preferences and may not be accepted by our user community or potential new users. While we believe our growth depends on our ability to expand our sales into our SAM and our TAM, we cannot be certain that we will be successful in doing so.
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
Our top seven brick-and-mortar and online retail partners, measured by the product revenue we derive from them, accounted for 52% of product revenue for the year ended December 31, 2021 and 37% for the year ended December 31, 2022. Gross margins from sales to retailers may decline as a result of a number of factors outside our control, including inflationary pricing pressures, tariffs as a result of trade wars and our reliance on a primary contract manufacturer which holds influence over the supply chain. This may magnify the impact of variations in revenue and operating costs on our results of operations, which in turn could adversely affect our overall margins and profitability. We had in 2020, 2021 and 2022, and may continue to have in the future, low gross margins in the early stages of our relationships with certain brick-and-mortar and online retail partners, particularly international brick-and-mortar and online retail partners that often require significant ramp-up periods, which has and may in the future adversely affect our total revenue. To compete effectively, we have been, and may in the future decide to offer significant discounts to large brick-and-mortar and online retail partners at lower margins or reduce or withdraw from existing relationships with smaller brick-and-mortar and online retail partners, which could negatively impact our revenue and could adversely affect our gross margins and overall profitability.
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
Additionally, many of our international distributors buy from us in U.S. dollars and sell to retailers in local currency, so significant currency fluctuations could affect their profitability, and in turn, affect their ability to buy products from us in the future. For example, in recent years, there has been significant short-term volatility in global stock markets and currency exchange rate fluctuations that make it more expensive for international distributors to purchase our products. Any reduction in sales by our international retailers could harm our international expansion and adversely affect our future growth.
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
In addition to warranties supplied by us, our brick-and-mortar and online retail partners may offer the option for users to purchase third-party extended warranty and services contracts in some markets, which creates an ongoing performance obligation for such third parties beyond our warranty period. Extended warranties are regulated in the United States on a state level and are treated differently by each state. Outside the United States, regulations for extended warranties vary from country to country. Changes in interpretation of the insurance regulations or other laws and regulations concerning extended warranties on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future. Our failure or the failure of third parties to comply with contractual obligations or past, present and future similar laws could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could adversely affect our business, financial condition and results of operations.
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

While we saw an increase in demand for our products and subscriptions during the COVID-19 pandemic in 2020 and 2021, our current revenue growth rates are declining compared to those years. There can be no assurance that sales will return to 2020 and 2021 levels in the future or that we will be able to continue to significantly grow our revenue in a post-COVID-19 environment. To date, our business has operated almost exclusively in a relatively strong economic environment. Current deteriorating general economic conditions, inflationary pressures affecting the pricing of our products, and changes in consumer spending preferences and buying trends are having an adverse effect on demand for our products. Unfavorable economic conditions or other related factors may lead consumers to delay or reduce purchases of our products and subscriptions, and consumer demand for our products and subscriptions may not grow as we expect. As a result of these factors, our rate of adding new users is declining in comparison to the last two years and, in the short term, the number of paid subscribers could remain flat or decline. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and subscriptions could adversely affect our business, financial condition and results of operations.
Our potential indebtedness could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures and prevent us from fulfilling our financial obligations. Much of our debt is secured by a substantial portion of our assets. Much of our debt has a variable interest rate component that may significantly increase our interest costs in a rising rate environment.
In August 2022, we entered into a credit agreement (the “New Credit Agreement”), with JPMorgan Chase Bank, N.A, as administrative agent, and the lenders party thereto, providing for a five-year senior secured revolving credit facility with aggregate lender commitments of $300.0 million. We have the option to increase the lender commitments by up to $150.0 million(for maximum aggregate lender commitments of up to $450.0 million), subject to the satisfaction of certain conditions under the New Credit Agreement, including obtaining the consent of the administrative agent and each lender being added or increasing its commitment.
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
We believe that a critical component of our success has been our corporate culture. As we continue to grow, including by expanding our presence internationally, and develop the infrastructure associated with being a public company, we will need to maintain our culture among a larger number of employees, dispersed across various geographic regions. Recent employment trends have required us to make substantial changes to the way that the vast majority of our employee population does their work, and we have faced new and unforeseen challenges arising from the management of remote, geographically-dispersed teams. In addition, our recent workforce reduction could affect our culture. Any failure to preserve our culture could adversely affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

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
We continue to analyze our exposure for taxes and related liabilities and have accrued $3.3 million as of December 31, 2022 for uncertain tax positions.
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
We depend on third-party contract manufacturers to produce all of our products, and primarily rely upon one contract manufacturer, Intretech, to build most of our connected machines in Malaysia and China. We are increasing use of another contract manufacturer, also with operations in Malaysia. The agreements with our top vendors in 2020, 2021 and 2022, including Intretech, each have an initial term of five years from 2018 and automatically renew for subsequent periods of one year unless either party provides notice of non-renewal at least 60 days prior to the expiration of the initial term. Such agreements may be terminated by the vendors only for cause, such as (i) a breach of our payment obligation for accepted products that is not cured within ten days after notice from the vendor or (ii) certain events relating to our insolvency or filing a petition for bankruptcy. Such agreements may be terminated by us for cause, such as (i) failure to deliver products pursuant to the terms of the agreement, (ii) breaches of product warranty, indemnity or insurance; intellectual property; property and representations and covenants contained in the agreements; (iii) breaches of any other representations and warranties that are not cured within five days after notice or (iv) certain events relating to our top vendors’ insolvency or their filing a petition for bankruptcy. We may also terminate the agreements for convenience for any reason by giving 60 days’ prior written notice to the vendor.
As is the case generally with contract manufacturers, Intretech may be vulnerable to capacity constraints and reduced component availability, and our control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply or when we introduce new products or features, is limited. In addition, we must rely on Intretech to manufacture our connected machines and other accessories and materials to our quality and performance standards and specifications. Delays, component shortages and other manufacturing and supply problems could impair the distribution of our connected machines and ultimately our brand, or could negatively affect our gross margins. Furthermore, certain of our contract manufacturers have in the past and may in the future experience adverse changes in their business conditions. Any adverse change in Intretech’s or our other contract manufacturers’ financial or business conditions could disrupt our ability to supply our products to our brick-and-mortar and online retail partners, distributors and online sales channels, and could negatively impact our ability to meet our forecasted consumer demand and to timely launch new products or features. In addition, Intretech primarily manufactures our connected machines at one facility located in Malaysia with some manufacturing conducted in the People’s Republic of China, or China. Manufacturing in these countries may be subject to political, economic, pandemic-related labor constraints, border closures, social and legal uncertainties that may harm our relationships with these parties. Our other contract manufacturers are also located in China and Malaysia, which may increase supply risk, including the risk of supply interruptions.
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
Our third-party manufacturers, including Intretech, are largely based in Malaysia and China. As a result, our manufacturing, and therefore our business, financial condition and results of operations may be adversely affected by social, political, regulatory and economic developments in Malaysia and China. In particular, a variety of recent events have caused, and will likely continue to cause, interruptions in the development, manufacturing (including the procurement of key components) and shipment of our connected machines, which could adversely impact our revenue, gross margins and results of operations. Such interruptions may be due to, among other things, industry-wide capacity limitations, temporary closures of our facilities or those of our contract manufacturers or other vendors in our supply chain, restrictions on travel or the import and export of goods and services from certain ports that we use and local quarantines.
Any adverse change in the operations of our manufacturers, including as a result of political, social, economic or transportation conditions in Malaysia or China, supply chain issues, failure of our manufacturers to remain in business, or issues such as actual or perceived unfair labor practices, labor disputes or violations of laws or other obligations or issues unknown to us, could affect deliveries of our products to our brick-and-mortar and online retail partners or users, possibly resulting in business interruptions, substantially delayed or lost sales, delayed launches of new products or features, loss of inventory or increased expenses that cannot be passed on to brick-and-mortar and online retail partners or users, any of which could ultimately adversely affect our business and financial results.
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
All of the components that go into the manufacturing of our products, as well as our accessories and materials, are sourced from a limited number of third-party suppliers, many of which are located internationally. Some of the key components our manufacturers use in the production of our products come from a limited or single source of supply. We are subject to the risk of shortages and long lead times in the supply of these components or accessories and materials, and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with procuring certain components or accessories and materials are lengthy and preclude rapid changes in quantities and delivery schedules and could increase for a number of reasons outside our control, including natural disaster, a pandemic, social or political unrest or other interruptions. In particular, a variety of recent events have caused, and will likely continue to cause, interruptions in the development, manufacturing, sourcing and shipment of our products, which could adversely affect our revenue, gross margins and results of operations. In recent years, we have secured long-lead-time component supply directly from suppliers on a purchase order basis. Our contract manufacturers then procure these components from our suppliers within the lead times provided by our finished goods purchase orders based on component allocations that we control. To the extent that we do not accurately forecast the components we purchase, we may be left paying for components that our contract manufacturers do not need. Our contract manufacturers may from time to time have disputes or litigation with third-party suppliers regarding any number of matters, including contractual issues related to the manufacture of our products. We may choose to intervene in these disputes, including by paying financial settlements, in order to avoid interruption of our supply. Furthermore, most of our contract manufacturers’ primary facilities are located in Malaysia and China, which exposes us to certain additional risks in addition to the above that could adversely affect our business, financial condition and results of operations. For example, we have experienced issues with the import of goods and services from certain ports. Access to credit in Asia is tightening, which is having an impact on the terms upon which we and our contract manufacturers are able to obtain access to components or accessories and materials from particular suppliers. If we or our contract manufacturers lose access to components or accessories and materials from a particular supplier or experience a significant disruption in the supply of products and components from a current supplier, we may be unable to locate alternative suppliers of comparable quality on terms that are acceptable to us, or at all, which may undermine our ability to deliver our products to brick-and-mortar and online retail partners or users in a timely manner and our business could be materially and adversely affected. Such supply chain issues, if severe enough, could also affect our contract manufacturers’ ability to remain in business, which would require us to shift production of products made by such manufacturers to other of our manufacturers or new manufacturers, either of which could result in delays in delivery of our products and could have a material and adverse effect on our business. In addition, if we experience an increase in demand for our products, our suppliers may not have the capacity or may elect not to meet our needs as they allocate components or accessories and materials to their other customers. Identifying suitable alternate sources of supply for these components or accessories and materials is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance and labor and other ethical practices. Accordingly, a loss of any of our component or accessories and materials suppliers could adversely affect our business, financial condition and results of operations.
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
If we overestimate our production requirements, we or our contract manufacturers may purchase excess components and build excess inventory. If we, or our contract manufacturers at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess components or products. In limited circumstances, we have agreed to reimburse our manufacturers for purchased components that were not used as a result of our decision to discontinue products or the use of particular components. If we incur costs to cover excess supply commitments, this would harm our business. If we underestimate our product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt the manufacturing of our products and result in delays or cancellation of orders from brick-and-mortar and online retail partners, distributors and online sales channels. We may be required to incur higher costs to secure the necessary production capacity and components to meet unanticipated demand, which could result in lower margins. While supply chain conditions have improved during 2022, if our supply chain faces challenges again, it could continue to put pressure on margins.

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
We are subject to numerous federal, state, local and international laws and regulations regarding privacy, data protection, information security and the storing, sharing, use, processing, transfer, disclosure and protection of personal information and other content and data, which we refer to collectively as privacy laws, the scope of which is changing, subject to differing interpretations and may be inconsistent among countries, or conflict with other laws, regulations or other obligations. We are also subject to the terms of our privacy policies and obligations to our users and other third parties related to privacy, data protection and information security. We strive to comply with applicable privacy laws; however, the regulatory framework for privacy, data protection and information security worldwide is, and is likely to remain for the foreseeable future, varied, and it is possible that these or other obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another.
We also expect that there will continue to be new privacy laws proposed and enacted in various jurisdictions. For example, in May 2018, the GDPR went into effect in the EU. The GDPR imposed stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws, including potential penalties of up to €20 million or 4% of annual global revenue, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to the United States as well as other countries that have not been found to provide adequate protection to such personal data. The GDPR also imposed numerous requirements on companies operating in the EU, including enhanced disclosures to data subjects about how personal data is processed (including information about the profiling of individuals and automated individual decision-making), limited retention periods of personal data, mandatory data breach notification obligations and additional policies and procedures required to comply with the accountability principle under the GDPR. In addition, data subjects have more robust rights with regard to their personal data.
Although legal mechanisms have been designed to allow for the transfer of personal data from the United Kingdom, the EEA, and Switzerland to the United States, uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop and market our products and services. For example, legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA and Switzerland to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach agreement on or maintain existing mechanisms designed to support cross-border data transfers. Specifically, on July 16, 2020, the Court of Justice of the EU, or CJEU, invalidated the EU-U.S. Privacy Shield Framework. The same decision also imposed additional conditions with respect to use of the Standard Contractual Clauses, or the SCCs, to lawfully transfer personal data from Europe to the United States and most other countries. The Swiss Federal Data Protection and Information Commissioner also has stated that it no longer considers the Swiss-U.S. Privacy Shield adequate for the purposes of personal data transfers from Switzerland to the United States. On October 7, 2022, President Biden signed an Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities, which directs the United States to take certain steps to implement the EU-U.S. Data Privacy Framework, and on December 13, 2022, the European Commission announced a draft decision on U.S. adequacy. However, there have been reports that the EU-U.S. Data Privacy Framework may be subject to challenge. These and other developments may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States. We may be required to take additional steps to legitimize any impacted personal data transfers and may be subject to increased costs of compliance and limitations on our vendors, contractors, consultants and us. On June 4, 2021, the European Commission published new SCCs. The CJEU’s decision, the revised SCCs, regulatory guidance and opinions and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA and Switzerland. More generally, we may find it necessary or desirable to modify our data handling practices, and our practices relating to cross-border transfers of data or other data handling practices, or those of our vendors, contractors and consultants, may be challenged and our business, financial condition and operating results may be adversely impacted. We continue to monitor and review the impact of any developments relating to cross-border data transfers from the EEA and Switzerland that could affect our operations.
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
California also enacted legislation affording consumers expanded privacy protections, the CCPA, that went into effect as of January 1, 2020 and was subject to enforcement starting July 1, 2020. Additionally, the California Attorney General issued regulations that may add additional requirements on businesses. The potential effects of this legislation and the related CCPA regulations are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access personal information, request deletion of personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is collected and used. The CCPA also provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches that may increase data breach litigation. Additionally, a new privacy law, the CPRA, was approved by California voters in November 2020, which went into effect January 1,

2023. The CPRA creates obligations relating to consumer personal information collected as of January 1, 2022, with implementing regulations expected in early 2023, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in efforts to comply. Other states have also enacted or proposed similar data privacy laws. For example, in 2021 and 2022, Virginia passed its Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, Utah passed the Utah Consumer Privacy Act, and Connecticut passed the Act Concerning Personal Data and Online Monitoring, all of which differ from the CPRA and have or will become effective in 2023. This legislation and other proposed laws at the state and federal level in the United States, could create the potential for a patchwork of overlapping but different laws, result in further uncertainty, require us to incur additional costs and expenses in an effort to comply or require changes in business practices and policies.
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
Information technology helps us operate more efficiently, interface with users and brick-and-mortar and online retail partners, offer features for our products and services, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure necessary information technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of brick-and-mortar and online retail partners or users, business disruptions or the loss of or unauthorized access to personal information or personal data or loss or damage to intellectual property through a security breach or cyberattack. Such security breaches or cyberattacks could expose us to a risk of lost, exposed or corrupted information, unauthorized disclosure of information, litigation and possible liability to employees, users, brick-and-mortar and online retail partners and regulatory authorities. In addition, a significant portion of our data and information is hosted in a cloud-computing environment, where design apps and data are hosted, accessed and processed through a third-party provider over a broadband Internet connection. In a cloud-computing environment, we could be subject to outages, security breaches and cyberattacks affecting the third-party service provider. Since the COVID-19 pandemic, more of our and our service providers’ personnel are working remotely, which increases the risks of security breaches and cyberattacks.
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
Privacy laws and regulations restrict how we deploy our cookies, and this could potentially increase the number of Internet users that choose to proactively disable cookies on their systems. Federal, state and foreign governmental authorities continue to evaluate the privacy implications inherent in the practice of online tracking for behavioral advertising and other purposes. Governments in the United States and internationally have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ electronic tracking tools or the use of data gathered with such tools. For example, the European Commission has proposed a draft regulation, known as the Regulation of Privacy and Electronic Communications, or the ePrivacy Regulation, which would replace the current ePrivacy Directive. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation and national implementation laws once they are enacted. In addition to the EU and United Kingdom, other regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem. For example, on January 13, 2022, the Austrian data protection authority published a decision ruling that the collection of personal data and transfer to the U.S. through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. In 2022, the Danish, French and Italian data protection authorities adopted similar decisions. On June 23, 2022, the Italian data protection authority adopted a similar decision. Other data protection authorities in the European Union increasingly are focused on the use of online tracking tools and have indicated that they plan to issue similar rulings. In addition, the CCPA grants California residents the right to opt-out of a company’s sharing of personal information for advertising purposes in exchange for money or other valuable consideration.
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
If U.S. or foreign tax laws further change or the way in which such laws are implemented change, if our current or future structures and arrangements are challenged by a taxing authority, or if we are unable to appropriately adapt the manner in which we operate our business, we may have to undertake further costly modifications to our international structure and our tax liabilities and results of operations may be adversely affected. In addition, increases in corporate tax rates could increase our effective tax rate and have an adverse effect on our results of operations. For example, the United States recently enacted the Inflation Reduction Act, which imposes a 1% excise tax on certain stock repurchases (including potentially pursuant to our stock repurchase program) and a 15% alternative minimum tax on adjusted financial statement income. In addition, the Organization for Economic Co-Development has proposed a global minimum tax of 15%, which has been adopted by EU member countries effective as of January 1,2024.
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
Our Class A common stock has one vote per share and our Class B common stock has five votes per share, except as otherwise required by law. As of December 31, 2022, Petrus and affiliates hold 126,965,929 shares of issued and outstanding Class B common stock. Accordingly, Petrus and affiliates hold approximately 69% of the voting power of our outstanding capital stock in the aggregate. Petrus is able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Petrus may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between Petrus and our other stockholders, which may result in Petrus undertaking, or causing us to undertake, actions that would be desirable for Petrus but would not be desirable for our other stockholders.
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
Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, hold, in the aggregate, approximately 86% of the total voting power of shares of our outstanding common stock, based on the number of shares outstanding as of December 31, 2022. Further, Petrus and affiliates, collectively, are currently our largest stockholder. Petrus and affiliates hold approximately 69% of the total voting power of our common stock-based on the number of shares outstanding as of December 31, 2022. As a result, our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our Class A common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our Class A common stock.
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
We may not pay dividends in the future.
We recently declared a $0.35 per share special dividend payable February 15, 2023, for stockholders of record on February 1, 2023; however, we may not pay any other dividends in the future. Additionally, our ability to pay dividends on our capital stock is limited by the restrictions under the terms of our New Credit Agreement. Generally, under our New Credit Agreement, we cannot pay dividends on our capital stock unless both (a) no default or event of default has occurred and is continuing and (b) our Leverage ratio (as defined therein) will not exceed 2.50 to 1.00, determined on a pro forma basis as of the most recently completed fiscal quarter for which we have delivered financial statements to the administrative agent and giving effect to any indebtedness incurred in connection therewith. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
Our business is vulnerable to damage or interruption from earthquakes, fires, pandemics, floods, power losses, telecommunications failures, terrorist attacks, acts of war, including the current conflict between Russia and Ukraine, human errors, break-ins, public health crises, including the COVID-19 pandemic and similar events. For example, our operations have been subject to a range of external factors related to the COVID-19 pandemic that are not within our control. The third-party systems and operations and manufacturers we rely on are subject to similar risks. As another example, we engage third-party service providers, a portion of whose software development staff resides in Ukraine. Due to the current conflict, we may experience an interruption in the services provided by these parties. Our insurance policies may not cover losses from these catastrophic events or may provide insufficient compensation that does not cover our total losses. For example, a significant natural disaster, such as a pandemic, earthquake, fire or flood, could adversely affect our business, financial condition and results of operations, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products, that house our servers, or from which we generate content. As we rely heavily on our computer and communications systems, and the Internet to conduct our business and provide high-quality Cricut Member Care, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and manufacturers’ businesses, which could adversely affect our business, financial condition and results of operations.
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
In addition, we are required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, for which we expect to incur significant expenses and devote substantial management effort toward ensuring compliance. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, our finance team is small and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.
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
The application of indirect taxes, such as sales and use tax, subscription sales tax, value-added tax, provincial taxes, goods and services tax, business tax and gross receipt tax, to businesses like ours is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business. One or more states, the federal government or other countries may seek to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours that offer subscription services. For example, on June 21, 2018, the U.S. Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state sellers even if those sellers lack any physical presence within the states imposing the sales taxes. An increasing number of states have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. The U.S. Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state sellers on sales that occurred in prior tax years, which could create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors and decrease our future sales, which could adversely impact our business and results of operations. Although we believe that we currently collect and remit sales taxes in all states in which we are required to do so, a successful assertion by one or more states requiring us to collect sales taxes where we presently do not do so, or to collect more taxes in a jurisdiction where we currently do collect some sales taxes, could result in substantial tax liabilities, including taxes on past sales, as well as interest and penalties. The adoption of new laws by, or a successful assertion by taxing authorities of such laws, could also require us to incur substantial costs to capture data and collect and remit taxes. If such obligations were imposed, the additional costs associated with tax collection, remittance and audit requirements could adversely affect our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None.
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
Holders of Record
As of March 7, 2023, we had 305 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding share repurchases made by Cricut during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
October 1, 2022 through October 31, 2022	8,836	$8.94	8,836	$40,002
November 1, 2022 through November 30, 2022	339,793	$8.36	339,793	$37,163
December 1, 2022 through December 31, 2022	621,991	$9.12	621,991	$31,491
Total	970,620	$8.85	970,620	$31,491
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

Dividend Policy
On December 21, 2022, we declared a $0.35 per share special dividend payable February 15, 2023, for stockholders of record on February 1, 2023; however, we have not adopted a dividend policy and may not pay any other dividends in the foreseeable future.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from March 25, 2021 (the date our Class A common stock commenced trading on the Nasdaq) through December 31, 2022 with (ii) the cumulative total return of the Nasdaq Composite Index and the S&P Mid Cap 400 Index over the same period, assuming the investment of $100 in our Class A common stock and in each index on March 25, 2021 and the reinvestment of dividends. The graph uses the closing market price on March 25, 2021 of $17.80 per share as the initial value of our Class A common stock. The comparisons are based on historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100 - March 25, 2021
Cumulative Total Return
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
Mar-21
Apr-21
May-21
Jun-21
Jul-21
Aug-21
Sep-21
Oct-21
Nov-21
Dec-21
Jan-22
Feb-22
Mar-22
Apr-22
May-22
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
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

A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed on March 9, 2022, which is hereby incorporated by reference herein.
Overview of Our Business and History
At Cricut, our mission is to help people lead creative lives. We have designed and built a creativity platform that enables our engaged and loyal community of nearly 7.9 million users to turn ideas into professional-looking handmade goods. With our highly versatile connected machines, design apps and accessories and materials, our users create everything from personalized birthday cards, mugs and T-shirts to large-scale interior decorations.
Our users’ journeys typically begin with the purchase of a connected machine. We currently sell a portfolio of connected machines that cut, write, score and create other decorative effects using a wide variety of materials including paper, vinyl, iron-on vinyl, pens, and more. Our connected machines are designed for a wide range of uses and are available at a variety of price points (MSRP by machine family as of December 31, 2022):
•Cricut Joy for personalization, organization, and customization, $179.00 MSRP
•Cricut Explore family for cutting, writing and scoring, $249.00 - $319.00 MSRP
•Cricut Maker family for cutting, writing, scoring and adding decorative effects to a wider range of materials, $399.00 - $429.00 MSRP
Our software integrates our connected machines and design apps, allowing our users to create and share seamlessly. Our software is cloud-based, meaning that users can access and work on their projects anywhere, at any time, across desktops or mobile devices. We enable our users to be inspired, to create and share projects with the Cricut community and to follow others doing the same. On our apps, users can find inspiration, purchase or upload content like fonts and images, design a project from scratch or find a vast array of ready-to-make projects.
Users can leverage the full power of our platform by using our connected machines together with our free design apps, in-app purchases and subscription offerings to design and complete projects. All users can access a select number of free images, fonts and projects from our design apps or upload their own. In addition, we offer a wider selection of images, fonts and projects for purchase à la carte, including licensed content from partners with well-known brands and characters, like major motion picture studios. We also have two subscription offerings: Cricut Access and Cricut Access Premium. Cricut Access provides a subscription to images, fonts and projects as well as other member benefits, including exclusive software features and functionality, discounts, and priority Cricut Member Care. Cricut Access is billed monthly for $9.99 per month or annually for $95.88 per year. Cricut Access Premium includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping and is billed annually for $119.88 per year. As of December 31, 2022, we had 2.6 million Paid Subscribers to Cricut Access and Cricut Access Premium.
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
We sell our connected machines and accessories and materials through our brick-and-mortar and online retail partners, as well as through our website at cricut.com. Our partners include Amazon, Hobby Lobby, HSN, Jo-Ann,

Michaels, Target, Walmart and many others. We also sell our products, including subscriptions to Cricut Access and Cricut Access Premium, on cricut.com. In 2020, 2021, and 2022, 52%, 50%, and 41% of our revenue was generated through brick-and-mortar sales, respectively. In 2020, 2021, and 2022, 48%, 50%, and 59% of our revenue was generated through online channels, respectively.
For the years ended December 31, 2020, 2021 and 2022, we generated:
•Total revenue of $959.0 million, $1,306.2 million and $886.3 million, respectively, representing 97%, 36% and (32)% year-over-year growth, respectively
•Net income of $154.6 million, $140.5 million and $60.7 million, respectively, representing 294%, (9)% and (57)% year-over-year growth, respectively
On March 29, 2021, we completed an initial public offering (“IPO”), in which we sold 13,250,000 shares of Class A common stock, and the selling stockholders sold an additional 2,064,903 shares of Class A common stock at a price to the public of $20.00 per share. We received aggregate net proceeds of $242.7 million after deducting offering costs, underwriting discounts and commissions of $22.3 million. On April 28, 2021, we sold an additional 968,815 shares of Class A common stock and the selling stockholders sold an additional 150,984 shares of Class A common stock pursuant to the partial exercise of the underwriters’ option to purchase additional shares which generated net proceeds of $18.0 million after deducting for underwriting discounts and commissions of $1.4 million.
Our Business Model
Our business model thrives because our products unlock creativity, which then in turn drives the engagement of our users. Our nearly 7.9 million users’ journeys typically begin with the purchase of a connected machine and expand across our family of products as users harness the power of our platform. Our business model is characterized by strong engagement and diversified sales across product categories. This engagement has led to rapid growth and strong profitability.
Attracting and Engaging New Users through Connected Machine Sales
Since launching our first connected machine in 2014, we have built a loyal and growing community of users that has reached substantial scale. As of December 31, 2020, 2021 and 2022, we had 4.3 million, 6.4 million and 7.9 million users, respectively, representing 71%, 48% and 23% year-over-year growth, respectively. See the section titled “—Key Business Metrics” for the definition of users. We believe we are in the early stages of our growth and that we have a significant untapped opportunity in the United States and Canada, as well as globally. Our nearly 7.9 million users represent approximately 6% of our total SAM which includes the United States, Canada, and our four leading international markets of Australia, France, Germany and the United Kingdom.
We have been able to efficiently acquire new users and drive sales of our products because of the powerful network effects of our community. To date, word-of-mouth referrals, as well as effective use of low-cost marketing channels like social media, have driven our success. In 2022, over 40% of new users first heard about Cricut through friends and family. Sales and marketing expenses represented 7%, 10% and 15% of revenue in 2020, 2021 and 2022, respectively.
Once we acquire a user, we see strong engagement with them over time. We drive engagement through a highly interactive and fulfilling product experience and the strength of our community. We continuously innovate and improve our connected machines, design apps and accessories and materials, giving our users more to create. Once they have purchased connected machines, users inspire one another to create and use more of our digital content, subscriptions and accessories and materials. In turn, we learn from our users’ creativity, and launch new products to help expand their creative horizons. We measure engagement by the Percentage of Users Creating in Trailing 90 Days. See the section titled “—Key Business Metrics” for the definition of Percentage of Users Creating in Trailing 90 Days and for information regarding that metric over the last three years. As of December 31, 2022, 51% of our nearly 7.9 million users created on their connected machines in the last 90 days. User engagement has been relatively consistent over time, demonstrating how our platform becomes a regular part of the creative lives of our users.

The table below shows the Percentage of Users Creating in Trailing 90 Days for the periods indicated.

	2020				2021				2022
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Users (in Thousands)	2,803	3,274	3,681	4,323	4,939	5,373	5,732	6,409	6,904	7,192	7,457	7,893
Percentage of Users Creating in Trailing 90 Days	60%	63%	63%	65%	62%	59%	56%	60%	54%	51%	48%	51%
Many of our users choose to pay for our subscription offerings which include a subscription to images, fonts and projects as well as other member benefits, including exclusive software features and functionality, discounts, priority Cricut Member Care, and, in the case of Cricut Access Premium, preferred shipping. By subscribing to our offerings, users have access to a curated and growing design library of over 300,000 images, thousands of ready-to-make projects and hundreds of fonts. We believe that the number of Paid Subscribers is an indicator of the depth of our users’ engagement. See the section titled “—Key Business Metrics” for the definition of Paid Subscribers and for information regarding that metric over the last three years. As of December 31, 2022, we had 2.6 million Paid Subscribers, representing 28% year-over-year growth. As of December 31, 2022, approximately 33% of our users were also Paid Subscribers. We aim to increase the number of our users that are Paid Subscribers over time.
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
The table below is a summary of our Users, Paid Subscribers, Subscription ARPU and Accessories and Materials ARPU since Q1 2020. In 2022, we generated, on average, approximately $89 combined from subscriptions and accessories and materials per user. Our users purchase subscriptions and accessories and materials, our higher gross margin categories, long after they first purchase a connected machine. In 2022, the gross margin of our subscriptions and accessories and materials categories was 90% and 26%, respectively, compared to 3% for our connected machines category.

	2020				2021				2022
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Users (in Thousands)	2,803	3,274	3,681	4,323	4,939	5,373	5,732	6,409	6,904	7,192	7,457	7,893
Paid Subscribers (in Thousands)	740	996	1,164	1,303	1,614	1,765	1,814	2,037	2,311	2,367	2,438	2,609
Subscription ARPU	$7.20	$7.91	$8.97	$9.23	$9.96	$9.83	$9.60	$9.18	$9.73	$9.59	$9.40	$9.26
Accessories and Materials ARPU	$25.40	$32.23	$29.41	$40.76	$29.45	$26.67	$18.79	$28.66	$17.67	$11.45	$7.61	$13.99
The number of Paid Subscribers for the third quarter of 2022 has been updated since previous filings to reflect an immaterial correction.
We review Subscription ARPU and Accessories and Materials ARPU as an indicator of the monetization of the journey of our users. Connected Machine revenue fluctuates as we introduce new connected machines at various price points and as the mix of connected machines purchased changes.
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
Engaging and Expanding With our Existing Users
An important part of our success is driven by engagement of our users, as well as our ability to sell additional products to our users after their first connected machine purchase. Our users are engaged when they create with connected machines, design apps and accessories and materials. It is therefore important that users find our products intuitive and easy to use. As users create on their connected machines, they are more likely to purchase subscriptions and accessories and materials. Historically we find that our users continue to be engaged over time. As of December 31, 2022, 74% of our nearly 7.9 million users created on their connected machines in the last 365 days. This durable relationship is motivated by new software and products that we launch to expand the capabilities of existing connected machines as well as through the inspiration derived from our large and passionate community. If our users engage with their connected machines less over time, the overall growth in our business may slow.
Scaling our Hardware and Software Product Offerings
We have historically enjoyed strong demand for our products, both physical and digital, driving methodical growth. Our growth depends in part on our ability to design and introduce new products and enhance existing products that meet the preferences of our users. We must also carefully manage any changes to our product offerings so that we do not harm our brand or our relationships with our users. To continue to grow, we must employ the right personnel to execute our product roadmap and effectively work with third-party suppliers and manufacturers. If we fail to expand our products or maintain high quality standards in our products, our brand, business and results of operations will be adversely affected.
Managing our Supply Chain
We rely on third-party suppliers, contract manufacturers and third-party logistics partners to produce and distribute our products. Our ability to grow depends largely on the ability of these third-party companies to scale with us, provide high quality services and deliver components and finished products on time and at reasonable costs. While we are working to diversify our supply chain, some of our third-party suppliers and manufacturers are sole-source suppliers, including one manufacturer for the majority of our connected machines. Our concentration of suppliers could lead to supply shortages, long lead times for components and supply changes. Much of our supply chain originates in Malaysia and China. We expect to pursue additional geographic diversification in our supply chain to mitigate tariffs and other supply chain challenges. We must continue to build relationships with strong third-party suppliers, contract manufacturers and third-party logistics companies and continue to diversify our supply chain to improve operational results. We manage our inventory levels to account for the complexity of our supply chain, resulting in a variety of risks.
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

Balancing Operating Discipline and Investment for Growth
We seek to balance investments for long-term growth with operating discipline and the profitability of our business. We have been net income profitable every year since 2017. See the section titled “—Key Business Metrics” for information regarding our net income and net income margin over the last three years. We expect net income margin to fluctuate as a percentage of revenue in the near term and long term. We have a strong focus on the unit economics of each of our products and consistency in how we operate the business. Our investments to date have been critical to our success and have allowed us to reach nearly 7.9 million users as of December 31, 2022 and launch more than 6,000 SKUs since the launch of our first connected machine. We will continue to prioritize our investments in technology innovation including software and hardware development, content and accessories and materials. In addition, we are investing in sales and marketing and operations as appropriate to support our growth. Our expenses may also increase as we hire additional personnel and continue to attract technical talent. While we expect to continue or increase our investments on these items in the future, we cannot be certain they will result in the growth of our number of users or increase engagement with existing users.
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
Seasonality
Historically, we have experienced the highest revenue levels in the fourth quarter of the year, coinciding with the holiday shopping season in the United States. For example, in 2020, 2021 and 2022, our fourth quarter represented 39%, 30% and 32% of total revenue for the year, respectively. Our promotional discounting activity is higher in the fourth quarter as well, which negatively impacts gross margin during this period. For example, gross margin in the fourth quarter of 2022 was 30%, compared to gross margin of 39% for all of 2022. Additionally, sales of accessories and materials typically rise and fall with seasonal holiday crafting periods. The yearly seasonality patterns experienced in 2020, 2021, and 2022 are not representative of our typical historical patterns due to the unique aspects of the pandemic and condition of the global economy. For example, we experienced unusually high demand in the first and second quarters of 2021, which is inconsistent with normal seasonality patterns. In 2022, we experienced a deceleration of sales post-Q1 due to the global economic slowdown which drove a deviation from our typically expected seasonality. As the impact of the pandemic and global economy challenges on behaviors abate, we expect to return to a more normal seasonality pattern. As we continue to grow internationally, we expect we may experience seasonality in additional markets, which may differ from the seasonality experienced in the United States.

Key Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends and make strategic decisions.

	Year Ended December 31,
	2022	2021	2020
Users (in thousands)	7,893	6,409	4,323
Percentage of Users Creating in Trailing 90 Days	51%	60%	65%
Paid Subscribers (in thousands)	2,609	2,037	1,303

	Year Ended December 31,
	2022	2021	2020
Subscription ARPU	$38.09	$38.37	$32.52
Accessories and Materials ARPU	$50.54	$102.91	$125.88

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
Components of our Results of Operations
We operate and manage our business in three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. We identify our reportable segments based on the information used by management to monitor performance and make operating decisions. See Note 18 to our audited consolidated financial statements included elsewhere in this filing for additional information regarding our reportable segments.
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
Accessories and Materials
We generate Accessories and Materials revenue from sales of ancillary products, such as Cricut EasyPress, Cricut Mug Press, hand tools, machine replacement tools and blades, project materials such as vinyl and iron-on and sales of à la carte digital content purchases, including fonts, images and projects. Accessories and Materials revenue is recognized for sales of such items, net of sales discounts, incentives and returns and includes amounts allocated to the material right for discounts on materials and accessories available only to paid subscribers. Accessories and Materials revenue is recognized at the point in time when control is transferred, which is either upon shipment or delivery to the customer in accordance with the terms of each customer contract.
Cost of Revenue
Connected Machines
Cost of revenue related to Connected Machines consists of product costs, including costs of components, costs of contract manufacturers for production, inspecting and packaging, shipping, receiving, handling, warehousing and fulfillment, duties and other applicable importing costs, warranty replacement, excess and obsolete inventory write-downs, tooling and equipment depreciation and royalties. We expect our cost of revenue related to Connected Machines as a percentage of revenue to fluctuate in the near term as we continue selling though end of life machines, address global supply chain challenges and continue to invest in the growth of our business and decrease over the long term as we drive greater scale and efficiency in our business.
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
Accessories and Materials
Costs of revenue related to Accessories and Materials consists of product costs, including costs of components, costs of contract manufacturers for production, inspecting and packaging, shipping, receiving, handling, warehousing and fulfillment, duties and other applicable importing costs, warranty replacement, excess and obsolete inventory write-downs, tooling and equipment depreciation and royalties. We expect our cost of revenue related to Accessories and Materials as a percentage of revenue to fluctuate in the near term as we address global supply chain challenges and continue to invest in the growth of our business and decrease over the long term as we drive greater scale and efficiency in our business.
Operating Expenses
Research and Development
Research and development expenses consist primarily of costs associated with the development of our connected machines, software and accessories and materials, including personnel-related expenses for engineering, product development and quality assurance, as well as prototype costs, service fees incurred by contracting with vendors and allocated overhead. We expect our research and development expenses to fluctuate in the near term as we refine our product roadmaps. Longer term, we expect research and development expense to return to our long-term expected range of 7-8% as a percentage of revenue.

Sales and Marketing
Sales and marketing expenses consist primarily of the advertising and marketing of our products, third-party payment processing fees, personnel-related expenses, including salaries and bonuses, benefits and stock-based compensation expense, as well as sales incentives, professional services, promotional items, and allocated overhead costs. We expect our sales and marketing expenses as a percentage of revenue to fluctuate in the near term. Longer term, we expect sales and marketing expense to return to our long-term expected range of 8-10% as a percentage of revenue.
General and Administrative
General and administrative expenses consist of personnel-related expenses for our finance, legal, human resources and administrative personnel, including salaries and bonuses, benefits and stock-based compensation expense, as well as the costs of professional services, any allocated overhead, information technology, impairment charges of unused equipment, and other administrative expenses. We expect our general and administrative expenses as a percentage of revenue to increase in the near term as we expand our operations, invest in systems enhancements, and incur expenses required of a public company. Longer term, we expect general and administrative expense to return to our long-term expected range of 3-4% as a percentage of revenue.
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
Results of Operations
The following table is presented in thousands:

	Year Ended December 31,
	2022	2021	2020
(in thousands)
Revenue:
Connected machines	$252,563	$548,205	$416,714
Subscriptions	272,344	205,858	111,337
Accessories and materials	361,389	552,164	430,979
Total revenue	886,296	1,306,227	959,030
Cost of revenue:
Connected machines(1)	244,260	484,025	351,898
Subscriptions(1)	26,375	21,961	13,125
Accessories and materials(1)	265,768	342,791	261,633
Total cost of revenue	536,403	848,777	626,656
Gross profit	349,893	457,450	332,374
Operating expenses:
Research and development(1)	76,914	79,814	38,930
Sales and marketing(1)	130,379	133,963	63,329
General and administrative(1)	62,647	51,268	29,602
Total operating expenses	269,940	265,045	131,861
Income from operations	79,953	192,405	200,513
Other income (expense), net	2,028	(32)	(1,320)
Income before provision for income taxes	81,981	192,373	199,193
Provision for income taxes	21,315	51,900	44,615
Net income	$60,666	$140,473	$154,578

(1)    Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021	2020
(in thousands)
Cost of revenue
Connected machines	$288	$34	$7
Subscriptions	443	219	31
Accessories and materials	199	—	—
Total cost of revenue	930	253	38
Research and development	17,713	15,782	3,332
Sales and marketing	12,603	13,814	4,794
General and administrative	9,875	8,225	1,320
Total stock-based compensation expense	$41,121	$38,074	$9,484

Comparison of the years ended December 31, 2022 and 2021
Revenue

	Years Ended December 31,
		Change			Change
	2022	$	%	2021	$	%	2020
(dollars in thousands)
Revenue:
Connected machines	$252,563	$(295,642)	(54)%	$548,205	$131,491	32%	$416,714
Subscriptions	272,344	66,486	32%	205,858	94,521	85%	111,337
Accessories and materials	361,389	(190,775)	(35)%	552,164	121,185	28%	430,979
Total revenue	$886,296	$(419,931)	(32)%	$1,306,227	$347,197	36%	$959,030
Connected Machines revenue decreased by $295.6 million, or 54%, to $252.6 million for the year ended December 31, 2022 from $548.2 million for the year ended December 31, 2021. The decrease was primarily driven by a decline in the number of Connected Machines sold during the period, across all product families, due to higher channel inventory entering the year which resulted in lower retail demand as well as reduced direct-to-consumer demand.
Subscriptions revenue increased by $66.5 million, or 32%, to $272.3 million for the year ended December 31, 2022 from $205.9 million for the year ended December 31, 2021. The increase was primarily driven by growth of 28% in the number of Paid Subscribers from 2.0 million as of December 31, 2021 to 2.6 million as of December 31, 2022.
Accessories and Materials revenue decreased by $190.8 million, or 35%, to $361.4 million for the year ended December 31, 2022 from $552.2 million for the year ended December 31, 2021. The decrease was primarily driven by a decline in unit sales of Project Materials, due in part to increased competition, a decline in unit sales of EasyPress and Mug Press, as well as an increase in sales incentives. The decrease was partially offset by increased revenue from Autopress and Hat Press which launched in 2022.

Cost of Revenue, Gross Profit and Gross Margin

	Years Ended December 31,
		Change			Change
	2022	$	%	2021	$	%	2020
(dollars in thousands)
Cost of Revenue:
Connected machines	$244,260	$(239,765)	(50)%	$484,025	$132,127	38%	$351,898
Subscriptions	26,375	4,414	20%	21,961	8,836	67%	13,125
Accessories and materials	265,768	(77,023)	(22)%	342,791	81,158	31%	261,633
Total cost revenue	$536,403	$(312,374)	(37)%	$848,777	$222,121	35%	$626,656
Gross Profit:
Connected machines	$8,303	$(55,877)	(87)%	$64,180	$(636)	(1)%	$64,816
Subscriptions	245,969	62,072	34%	183,897	85,685	87%	98,212
Accessories and materials	95,621	(113,752)	(54)%	209,373	40,027	24%	169,346
Total gross profit	$349,893	$(107,557)	(24)%	$457,450	$125,076	38%	$332,374
Gross Margin
Connected machines	3%			12%			16%
Subscriptions	90%			89%			88%
Accessories and materials	26%			38%			39%

Connected Machines cost of revenue decreased by $239.8 million, or 50%, to $244.3 million for the year ended December 31, 2022 from $484.0 million for the year ended December 31, 2021. The decrease was primarily driven by a decline in the gross margin percentage, and the number of Connected Machines sold across all product families during the year ended December 31, 2022 compared to the year ended December 31, 2021.
Gross margin for Connected Machines decreased to 3% for the year ended December 31, 2022 from 12% for the year ended December 31, 2021. Gross margin decreased due to higher handling and inventoriable costs, inventory procurement costs, and warranty expense as a percentage of revenue.
Subscriptions cost of revenue increased by $4.4 million, or 20%, to $26.4 million for the year ended December 31, 2022 from $22.0 million for the year ended December 31, 2021. The increase was primarily driven by an increase in amortization of capitalized software development costs.
Gross margin for Subscriptions increased to 90% for the year ended December 31, 2022 from 89% for the year ended December 31, 2021. Gross margin increased due to lower hosting costs as a percentage of subscriptions revenue partially offset by increased discounts offered with subscriptions which slightly decreased overall subscription revenue.
Accessories and Materials cost of revenue decreased by $77.0 million, or 22%, to $265.8 million for the year ended December 31, 2022 from $342.8 million for the year ended December 31, 2021. The decrease was primarily driven by a decline in unit sales of Accessories and Materials during the period, particularly for units of Project Materials, EasyPress, and Mug Press. The decrease was partially offset by an increase in units sold of Autopress and Hat Press which launched in 2022.
Gross margin for Accessories and Materials decreased to 26% for the year ended December 31, 2022 from 38% for the year ended December 31, 2021. Gross margin decreased primarily due to higher promotions, handling and inventoriable costs, and freight cost as a percentage of revenue.

Operating Expenses
Research and Development

	Years Ended December 31,
		Change			Change
	2022	$	%	2021	$	%	2020
(dollars in thousands)
Research and development	$76,914	$(2,900)	(4)%	$79,814	$40,884	105%	$38,930
As a percentage of total revenue	9%			6%			4%
Research and development expenses decreased by $2.9 million, or 4%, to $76.9 million for the year ended December 31, 2022 from $79.8 million for the year ended December 31, 2021. The decrease was primarily due to a $7.4 million decrease in product development expenses for future products, partially offset by increases in personnel-related expenses and stock-based compensation expense.
Sales and Marketing

	Years Ended December 31,
		Change			Change
	2022	$	%	2021	$	%	2020
(dollars in thousands)
Sales and marketing	$130,379	$(3,584)	(3)%	$133,963	$70,634	112%	$63,329
As a percentage of total revenue	15%			10%			7%
Sales and marketing expenses decreased by $3.6 million, or 3%, to $130.4 million for the year ended December 31, 2022 from $134.0 million for the year ended December 31, 2021. The decrease was primarily due to a $15.5 million decrease in advertising and other marketing costs, partially offset by increases in payment processing fees, personnel-related expenses, and software subscriptions.
General and Administrative

	Years Ended December 31,
		Change			Change
	2022	$	%	2021	$	%	2020
(dollars in thousands)
General and administrative	$62,647	$11,379	22%	$51,268	$21,666	73%	$29,602
As a percentage of total revenue	7%			4%			3%
General and administrative expenses increased by $11.4 million, or 22%, to $62.6 million for the year ended December 31, 2022 from $51.3 million for the year ended December 31, 2021. The increase was primarily due to a $3.1 million increase in personnel-related expenses, a $2.6 million impairment of unused equipment (see Note 2), and increases in stock-based compensation, software subscriptions, and professional services.
Other Income (Expense), Net

	Years Ended December 31,
		Change			Change
	2022	$	%	2021	$	%	2020
(dollars in thousands)
Other income (expense), net	$2,028	$2,060	(6,438)%	$(32)	$1,288	(98)%	$(1,320)
Other income (expense), net changed by $2.1 million, or 6,438%, to income of $2.0 million for the year ended December 31, 2022 from a net expense of $32.0 thousand for the year ended December 31, 2021. The change was primarily due to interest and other income from marketable securities we invested in during 2022.

Provision for Income Taxes

	Years Ended December 31,
		Change			Change
	2022	$	%	2021	$	%	2020
(dollars in thousands)
Provision for income taxes	$21,315	$(30,585)	(59)%	$51,900	$7,285	16%	$44,615
Provision for income taxes decreased by $30.6 million, or 59%, to $21.3 million for the year ended December 31, 2022 from $51.9 million for the year ended December 31, 2021. This represents an effective tax rate of 26.0% and 27.0% for the years ended December 31, 2022 and 2021, respectively. The decrease in the tax rate is due mainly to an increase in tax credits specifically related to Research and Development.
Liquidity and Capital Resources
Our operations during the periods presented have been financed primarily through cash flows from operating activities and the net proceeds from our initial public offering in March of 2021. We believe our balances of cash and cash equivalents, which totaled $224.9 million as of December 31, 2022, along with forecasted cash expected to be generated by ongoing operations and $300.0 million in available borrowings on our credit facility (see Note 9) will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
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
Inventory and Supply Chain
We utilize third-party contract manufacturers to source components and finished goods and third-party logistics companies to warehouse and distribute our products. As of December 31, 2022, we had component purchase obligations of $30.3 million, with $24.2 million payable within 12 months in addition to ongoing inventory purchases of finished goods from our contract manufacturers. These manufacturing purchase obligations are primarily noncancellable. Actual inventory purchases will vary based on current and forecasted demand for our products. Payments to third-party logistics companies are largely variable and are primarily driven by inventory levels and receiving and shipping activity levels.
Leases
As of December 31, 2022, we had fixed lease payment obligations of $20.5 million, with $6.0 million payable within 12 months primarily for corporate and other office space. See Note 14 of the notes to our consolidated financial statements for additional information.
Stock Repurchase Program
On July 19, 2022, our Board of Directors authorized a share repurchase program to repurchase up to $50 million of its outstanding Class A common stock.

During the twelve months ended December 31, 2022, we repurchased and retired 2,349,581 shares of our Class A common stock for $18.5 million under this authorization.
Dividends
On December 21, 2022, we declared a special dividend of $0.35 per share payable on February 15, 2023 to shareholder of record as of February 1, 2023. As part of the dividend, and pursuant to the underlying award agreements, holders of restricted stock units (“RSUs”) will receive a dividend equivalent of $0.35 per RSU in the form of additional RSUs. As a result, we expect to pay a total of $76.9 million in cash dividends, of which $75.3 million was paid on February 15, 2023 while the remainder will be paid upon vesting of the restricted shares.

Cash Flows

	Year Ended December 31,
	2022	2021	2020
(in thousands)
Net cash flows provided by (used in) operating activities	$117,683	$(104,949)	$248,227
Net cash flows used in investing activities	(107,869)	(35,786)	(21,842)
Net cash flows (used in) provided by financing activities	(26,247)	260,244	(110,915)
Operating Activities
The change in net cash flows from operating activities for the year ended December 31, 2022 compared to year ended December 31, 2021 is primarily due to more cash used in 2021 to fund higher inventory levels to mitigate global supply chain challenges. This resulted in higher inventory balances as the Company entered 2022, resulting in a reduction of inventory purchases during 2022. A reduction in accounts receivable in 2022 compared to 2021 due to the collection of 2021 accounts receivable balances resulted in higher cash flows. These cash increases were partially offset by a larger decrease in payable balances with inventory vendors in 2022 compared to 2021, due to repayment of 2021 payable balances with inventory vendors.
Investing Activities
The change in net cash flows from investing activities for the year ended December 31, 2022 compared to year ended December 31, 2021 was due to investments in marketable securities.
Financing Activities
The change in net cash flows from financing activities for the year ended December 31, 2022 compared to year ended December 31, 2021 was primarily due to proceeds of $262.0 million received from our IPO during 2021 partially offset by repurchases of common stock during 2022.
Critical Accounting Estimates
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
Stock-based compensation
Stock-based compensation is based on the grant date fair value of equity classified awards and is based on the fair value of liability classified awards at each reporting date through settlement.
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
The determination of the grant date fair value of awards issued is affected by a number of variables, including the fair value of the underlying share, the expected term of each award and the expected price volatility over the expected term of each award. Prior to our Corporate Reorganization and IPO, significant estimation was required for these inputs. We performed valuations of the underlying units of Cricut Holdings using various valuation methods including combinations of income and market approaches with input from management. We derived our volatility from the average historical stock volatilities of peer public companies over a period equivalent to the expected term of the awards. We estimated the expected term based on the expected time to a liquidation event or other transaction that would result in settlement of the award.
At the time of our Corporate Reorganization in 2021, all outstanding awards were settled or modified as described in Note 12 of the notes to our consolidated financial statements. After our Corporate Reorganization and initial public offering in March 2021, we estimate the fair value of stock-based awards based on the observable fair value of our common stock, the risk-free interest rate, volatility based upon the historical volatility of the Company's stock price or a blended average of historical stock volatilities of peer companies and historical volatility of our stock price over a period equal to the expected term of the awards, and our expected dividend yield.
The recognition of stock-based compensation for awards with performance based vesting conditions, including our performance-based restricted stock units (“PRSU”) awards, is dependent on whether it is probable that the performance based vesting conditions will be met. As of December 31, 2022, we determined it is not probable that the performance conditions will be met. Unrecognized stock-based compensation associated with unvested PRSU awards was $146.8 million as of December 31, 2022.
Item 7A. Qualitative and Quantitative Disclosures About Market Risk
Interest Rate Risk
We were primarily exposed to changes in interest rates with respect to our cost of borrowing under our New Credit Agreement. We monitor our cost of borrowing, taking into account our funding requirements and our expectations for interest rates in the future. To date, we have not been exposed, nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar depending on the circumstances. For foreign subsidiaries where the functional currency is the local currency, assets and liabilities are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenue and expenses are translated using the average exchange rate for the relevant period. Equity transactions are translated using historical exchange rates. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other results of operations as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity. As the impact of foreign currency exchange rates was not material to results of operations during 2020, 2021 and 2022, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Cricut, Inc.
South Jordan, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cricut, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2023 expressed an unqualified opinion thereon.

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

Variable Consideration Related to Customer Rebate Liabilities

As described in Note 2 to the consolidated financial statements, the Company recognizes revenue for physical goods at the net sales price, which includes certain estimates for variable consideration related to customer rebates. The reserves for variable consideration related to customer rebates are recorded as a liability in the consolidated balance sheets and totaled $36 million as of December 31, 2022. While a portion of this liability is based on contractual terms and does not require estimation, certain customer rebates are estimates at period end due to the nature of the rebates.

We identified the auditing of certain inputs in estimating variable consideration related to the customer rebate liabilities as a critical audit matter. Estimating variable consideration for specific customer rebates reflects certain management inputs including sell through data. Auditing the sell through data involved especially challenging and complex auditor judgment due to the nature and extent of audit effort required.

The primary procedures we performed to address this critical audit matter included:
•Evaluating whether customer related information, including sell through data used in estimating rebates, was reasonable by selecting a sample of period end liabilities.
•Assessing management’s ability to accurately determine certain inputs, including sell through data, used in calculating customer rebates by performing a retrospective review for a sample of customer rebates.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2012.

Salt Lake City, Utah
March 13, 2023

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Cricut, Inc.
South Jordan, Utah

Opinion on Internal Control over Financial Reporting

We have audited Cricut, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 13, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Salt Lake City, Utah
March 13, 2023

Cricut, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$224,943	$241,597
Marketable securities	74,256	—
Accounts receivable, net	136,539	199,508
Inventories	351,682	454,174
Prepaid expenses and other current assets	23,842	32,820
Total current assets	811,262	928,099
Property and equipment, net	63,407	53,261
Operating lease right-of-use assets	17,078	17,653
Intangible assets, net	760	1,520
Deferred tax assets	23,819	3,255
Other assets	33,301	2,462
Total assets	$949,627	$1,006,250
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63,195	$204,714
Accrued expenses and other current liabilities	69,775	69,351
Deferred revenue, current portion	34,869	30,547
Operating lease liabilities, current portion	5,436	3,755
Dividends payable, current portion	80,781	—
Total current liabilities	254,056	308,367
Operating lease liabilities, net of current portion	13,935	15,780
Deferred revenue, net of current portion	3,789	4,858
Other non-current liabilities	5,112	3,269
Total liabilities	276,892	332,274
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, and no shares issued and outstanding as of December 31, 2022 and December 31, 2021.	—	—
Common stock, par value $0.001 per share, 1,250,000,000 shares authorized as of December 31, 2022, 219,656,587 and 221,913,559 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	220	222
Additional paid-in capital	672,990	717,369
Accumulated deficit	—	(43,560)
Accumulated other comprehensive income (loss)	(475)	(55)
Total stockholders’ equity	672,735	673,976
Total liabilities and stockholders’ equity	$949,627	$1,006,250
See accompanying notes to these consolidated financial statements.

Cricut, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Connected machines	$252,563	$548,205	$416,714
Subscriptions	272,344	205,858	111,337
Accessories and materials	361,389	552,164	430,979
Total revenue	886,296	1,306,227	959,030
Cost of revenue:
Connected machines	244,260	484,025	351,898
Subscriptions	26,375	21,961	13,125
Accessories and materials	265,768	342,791	261,633
Total cost of revenue	536,403	848,777	626,656
Gross profit	349,893	457,450	332,374
Operating expenses:
Research and development	76,914	79,814	38,930
Sales and marketing	130,379	133,963	63,329
General and administrative	62,647	51,268	29,602
Total operating expenses	269,940	265,045	131,861
Income from operations	79,953	192,405	200,513
Total other income (expense), net	2,028	(32)	(1,320)
Income before provision for income taxes	81,981	192,373	199,193
Provision for income taxes	21,315	51,900	44,615
Net income	$60,666	$140,473	$154,578
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable securities, net of tax	(300)	—	—
Change in foreign currency translation adjustment	(120)	(64)	37
Comprehensive income	60,246	140,409	154,615
Earnings per share, basic	$0.28	$0.67	$0.74
Earnings per share, diluted	$0.28	$0.64	$0.74
Weighted-average common shares outstanding, basic	214,458,284	208,833,827	208,116,104
Weighted-average common shares outstanding, diluted	220,588,789	219,776,069	208,116,104
See accompanying notes to these consolidated financial statements.

Cricut, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	208,116,104	$208	$459,573	$(338,611)	$(28)	$121,142
Net Income	—	—	—	154,578	—	154,578
Capital contributions	—	—	2,452	—	—	2,452
Stock-based compensation	—	—	4,956	—	—	4,956
Compensatory units repurchased	—	—	(3,038)	—	—	(3,038)
Cash dividend	—	—	(51,202)	—	—	(51,202)
Other comprehensive income	—	—	—	—	37	37
Balance as of December 31, 2020	208,116,104	$208	$412,741	$(184,033)	$9	$228,925
Net income	—	—	—	140,473	—	140,473
Capital contributions	—	—	200	—	—	200
Initial public offering, net of offering costs	14,218,815	14	260,675	—	—	260,689
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	121,014	—	(2,606)	—	—	(2,606)
Forfeiture of unvested common stock	(541,850)	—	—	—	—	—
Repurchase upon Corporate Reorganization	(524)	—	(10)	—	—	(10)
Extinguishment of liability awards to equity	—	—	10,784	—	—	10,784
Stock-based compensation	—	—	35,755	—	—	35,755
Compensatory units repurchased	—	—	(170)	—	—	(170)
Other comprehensive loss	—	—	—	—	(64)	(64)
Balance as of December 31, 2021	221,913,559	$222	$717,369	$(43,560)	$(55)	$673,976
Net income	—	$—	$—	$60,666	$—	$60,666
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	620,611	$—	$(6,815)	$—	$—	$(6,815)
Forfeiture of unvested common stock	(528,002)	$—	$—	$—	$—	$—
Repurchases of common stock	(2,349,581)	$(2)	$(18,578)	$—	$—	$(18,580)
Dividends declared	—	$—	$(64,314)	$(17,106)	$—	$(81,420)
Stock-based compensation	—	$—	$45,342	$—	$—	$45,342
Compensatory units repurchased	—	$—	$(14)	$—	$—	$(14)
Other comprehensive loss	—	$—	$—	$—	$(420)	$(420)
Balance as of December 31, 2022	219,656,587	$220	$672,990	$—	$(475)	$672,735
See accompanying notes to these consolidated financial statements.

Cricut, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$60,666	$140,473	$154,578
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	26,957	19,388	14,116
Impairments	2,922	—	—
Stock-based compensation	41,121	38,074	9,484
Deferred income tax	(20,461)	(135)	(2,463)
Non-cash lease expense	4,845	4,186	—
Provision for inventory obsolescence	11,466	5,070	2,802
Loss on extinguishment of debt	—	—	162
Unrealized foreign currency (gain) loss	(1,040)	—	—
Other	(504)	1,094	128
Changes in operating assets and liabilities:
Accounts receivable	63,696	(37,673)	(97,625)
Inventories	63,085	(207,978)	(37,979)
Prepaid expenses and other current assets	8,807	(27,942)	(2,991)
Other assets	(51)	(934)	(450)
Accounts payable	(139,845)	(46,667)	157,023
Accrued expenses and other current liabilities and other non-current liabilities	(2,137)	3,639	39,732
Operating lease liabilities	(5,096)	(4,672)	—
Deferred revenue	3,252	9,128	11,710
Net cash and cash equivalents provided by (used in) operating activities	117,683	(104,949)	248,227
Cash flows from investing activities:
Purchase of marketable securities	(180,112)	—	—
Proceeds from maturities of marketable securities	21,393	—	—
Proceeds from sales of marketable securities	84,621	—	—
Purchases of property and equipment, including capitalized software development costs	(33,771)	(35,786)	(21,842)
Net cash and cash equivalents used in investing activities	(107,869)	(35,786)	(21,842)
Cash flows from financing activities:
Proceeds from capital contributions	—	200	1,088
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	262,007	—
Repurchases of common stock	(18,580)	—	—
Repurchase of compensatory units	(14)	(170)	(3,038)
Proceeds from exercise of stock options	31	272	—
Employee tax withholding payments on stock-based awards	(6,384)	(2,017)	—
Payments on term loan	—	—	(22,917)
Drawdowns on revolving loan	—	—	228,269
Payments on revolving loan	—	—	(260,862)
Payments on capital leases	—	—	(81)
Payments for debt issuance costs	(1,300)	—	(854)
Cash dividend	—	—	(51,202)
Other financing activities, net	—	(48)	(1,318)
Net cash and cash equivalents provided by (used in) financing activities	(26,247)	260,244	(110,915)
Effect of exchange rate on changes on cash and cash equivalents	(221)	(127)	92
Net (decrease) increase in cash and cash equivalents	(16,654)	119,382	115,562
Cash and cash equivalents at beginning of period	241,597	122,215	6,653
Cash and cash equivalents at end of period	$224,943	$241,597	$122,215
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$14	$1,306
Cash paid during the period for income taxes	$28,916	$81,132	$42,315
See accompanying notes to these consolidated financial statements.

Cricut, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,285	$6,805	$—
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$4,410	$3,355	$2,585
Tax withholdings on stock-based awards included in accrued expenses and other current liabilities	$1,324	$860	$—
Stock-based compensation capitalized for software development costs	$2,321	$1,607	$253
Deferred offering costs in accounts payable and accrued expenses and other current liabilities	$—	$—	$623
Reclassification of liability awards to equity upon modification	$—	$10,784	$—
Leasehold improvements acquired through tenant allowances	$859	$—	$936
Purchased unit equivalents issued in settlement of bonus	$—	$—	$1,364
Dividends declared but unpaid	$81,420	$—	$—
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
The Company organizes its business into the following three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. See Note 18 for further discussion of the Company’s segment reporting structure.
Initial Public Offering and Corporate Reorganization
The Company’s registration statement on Form S-1 related to its initial public offering (“IPO”) was declared effective on March 24, 2021 by the SEC, and the Company’s Class A common stock began trading on the Nasdaq Global Select Market on March 25, 2021. On March 29, 2021, the Company closed its IPO, in which the Company sold 13,250,000 shares of Class A common stock and the selling stockholders sold an additional 2,064,903 shares of Class A common stock at a price to the public of $20.00 per share. The Company received aggregate net proceeds of $242.7 million after deducting offering costs, underwriting discounts and commissions of $22.3 million. On April 28, 2021, the Company sold an additional 968,815 shares of Class A common stock and the selling stockholders sold an additional 150,984 shares of Class A common stock pursuant to the partial exercise of the underwriters’ option to purchase additional shares which generated net proceeds of $18.0 million after deducting for underwriting discounts and commissions of $1.4 million.
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

In connection with the Corporate Reorganization the outstanding stock-based compensation awards issued by Cricut Holdings were modified or settled as described in Note 12 below.
Upon filing the amended and restated certificate of incorporation, all of the Company’s historical Common Stock converted to Class B common stock. Shares of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”).
The consolidated financial statements include the accounts of Cricut, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
2.Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. For revenue recognition, examples of estimates and judgments include: determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price (“SSP”) of performance obligations, estimating variable consideration such as sales incentives and product returns. Other estimates include the warranty reserve, allowance for credit losses, inventory reserve, intangible assets and other long-lived assets valuation, legal contingencies, stock-based compensation, income taxes, deferred tax assets valuation and developed software, among others. These estimates and assumptions are based on the Company’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including any effects of the pandemic and the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from these estimates.
Foreign Currency Transactions
The Company translates assets and liabilities of foreign subsidiaries from functional currencies into United States dollars (“USD”) at exchange rates in effect at the balance sheet dates, and related revenues and expenses are translated into USD at average exchange rates in effect during each period. Net foreign currency gains and losses resulting from the translation of assets and liabilities of foreign operations into USD are reported as a separate component of other comprehensive income in the consolidated statements of comprehensive income.
Realized and unrealized foreign currency transaction gains and losses included in net income are recorded within operating expenses. Foreign currency transaction gains (losses) totaled $(1.0) million, $(0.9) million, and $(0.3) million for the years ended December 31, 2022, 2021, and 2020, respectively.
Comprehensive Income
Comprehensive income consists of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to net gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) consists of unrealized gains and losses on marketable securities as well as foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include money market funds and are stated at fair value. The Company also classifies amounts in transit from payment processors for credit card and debit card transactions as cash equivalents.

Marketable Securities
The Company designates investments in debt securities as available-for-sale. Available-for-sale debt securities with original maturities of three months or less from the date of purchase are classified within cash and cash equivalents. Available-for-sale debt securities with original maturities longer than three months are available to fund current operations and are classified as marketable securities, within current assets on the consolidated balance sheets. Available-for-sale debt securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the average cost method on a first-in, first-out basis and recorded in total other income (expense), net in the consolidated statements of operations and comprehensive income.
The available-for-sale debt securities are subject to a periodic impairment review. For investments in an unrealized loss position, the Company writes down the amortized cost basis of the investment if it is more likely than not that the Company will be required or will intend to sell the investment before recovery of its amortized cost basis. For investments not likely to be sold before recovery of the amortized cost basis, the Company determines whether a credit loss exists by considering information about the collectability of the instrument, current market conditions, and reasonable and supportable forecasts of economic conditions. The Company recognizes an allowance for credit losses up to the amount of the unrealized loss when appropriate. Allowances for credit losses and write-downs are recognized in total other income (expense), net, and unrealized losses not related to credit losses are recognized in accumulated other comprehensive income (loss). There are no allowances for credit losses recorded for the periods presented. As of December 31, 2022, the gross unrealized losses on available-for-sale debt securities are related to market interest rate changes and not attributable to credit.
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

	December 31,
	2022	2021
(in thousands)
Trade accounts receivable	$128,437	$194,757
Other receivables	8,550	6,205
Less: Allowance for credit losses	(448)	(1,454)
Total accounts receivable, net	$136,539	$199,508
During the year ended December 31, 2021, the Company recorded a provision for credit losses of $1.1 million related to a single customer. The full amount of $0.9 million was written off during the year ended December 31, 2022, net of $0.2 million in unrealized foreign currency losses. Other activity related to the allowance for credit losses was not significant for any of the periods presented.
Concentration of Credit Risk
The Company maintains cash and cash equivalents in deposit accounts at financial institutions that, at times, may significantly exceed federally insured limits. Historically, the Company has not experienced any losses related to such accounts. The Company’s non-interest bearing cash balances at December 31, 2022 and 2021 were fully insured up to $250,000 per depositor at each financial institution. Balances held at the institutions may significantly exceed federally insured limits.
Financial instruments, which potentially subject the Company to concentrations of credit risk, include trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers, generally does not require collateral and considers the credit risk profile of the customer from which the receivable is due in further evaluating collection risk. The Company maintains allowances for possible losses which, when realized, have been within the range of management’s expectations. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for product purchased, it would have a material adverse effect on the Company’s financial condition and results of consolidated operations. Customers that accounted for 10% or greater of accounts receivable, net as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Customer A	22%	23%
Customer B	12%	12%

Customers with revenue equal to or greater than 10% of total revenue for the periods indicated were as follows:

	December 31,
	2021	2020
Customer A	11%	*
Customer B	*	11%
Customer C	10%	14%
Customer D	14%	14%
* Revenue was less than 10%.
The revenue from these customers is associated with the Connected Machines and Accessories and Materials segments.
As of December 31, 2022, no customers accounted for more than 10% of revenue.
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
We rely on single source, or a small number of suppliers. For the years ended December 31, 2022, 2021, and 2020, the Company’s top two vendors accounted for approximately 61%, 76%, and 73% of total finished goods purchases, respectively.
Inventories
Inventories (current and non-current), which consist of finished goods and raw materials, are valued at the lower of average cost or net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Assessments to value the inventory at the lower of the average cost to purchase the inventory, or the net realizable value of the inventory, are based upon assumptions about future demand, physical deterioration, changes in price levels and market conditions. As a result of the Company’s assessments, when the net realizable value of inventory is less than the carrying value, the inventory cost is written down to the net realizable value and the write down is recorded as a charge to cost of revenue. Inventories include indirect acquisition and production costs that are incurred to bring the inventories to their present condition and location. Inventories are recorded net of reserves for obsolescence. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products.
As needed, we complete strategic and market beneficial purchases of critical raw materials that are used in our core production process (such as microchips) in quantities that exceed anticipated consumption within our normal operating cycle, which is 12 months. We classify such raw materials that we do not expect to consume within our normal operating cycle as non-current within Other assets.

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. Manufacturing tools include tools and molds used in the production process. Expenditures for tools and molds are capitalized and depreciated over the estimated useful lives of the assets. We capitalize certain software development costs in the application development stage in accordance with Accounting Standards Codification (“ASC”) 350-40, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” and upon the establishment of technological feasibility for a product in accordance with ASC 985-20, “Software to Be Sold, Leased or Otherwise Marketed”. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets.
The Company uses the following estimated useful lives:

Computer software, software development costs and equipment	3-5 years
Furniture and fixtures	5-7 years
Manufacturing tools and equipment	3-5 years
Leasehold improvements	Shorter of lease term or remaining life of the asset
Cloud Computing Arrangement Implementation Costs
The Company incurs costs to implement cloud computing arrangements that are hosted by third-party vendors. Implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized as an operating expense within the consolidated statements of operations. To date, these costs primarily relate to new website hosting services. During the years ended December 31, 2022, and 2021, the Company recorded amortization expense of $0.7 million and $0.1 million, respectively, for these implementation costs. Gross capitalized costs were $2.2 million and $1.4 million as of December 31, 2022 and 2021, respectively, with accumulated amortization of $0.8 million and $0.1 million, respectively. Capitalized costs are reported as a component of other assets on the Company's consolidated balance sheets.
Leases
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

Legal Contingencies
Liabilities for legal contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. If a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss or states that such an estimate cannot be made. See Note 13.
Debt Issuance Costs
Costs incurred and paid to the lender or third parties for the revolver credit facility are recorded as other assets and amortized over the term of the revolver using the straight-line method.
Impairment of Long-lived Assets
The Company assesses potential impairments to its long-lived assets, including intangible assets subject to amortization, on an annual basis or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company regularly evaluates whether events or circumstances have occurred that indicate possible impairment and relies on a number of factors, including results of operations, business plans, economic projections and anticipated future cash flows. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to the consolidated statement of operations. During the years ended December 31, 2022, 2021, and 2020, the Company recorded no impairments relating to amortized intangible assets. During the year ended December 31, 2022, the Company recorded impairments of $2.9 million for equipment purchased to manufacture products the Company no longer plans to commercialize. These impairment charges were recorded primarily within general and administrative expense in the consolidated statements of operations. During the years ended December 31, 2021 and 2020, the Company recorded no impairments of property and equipment (see Note 6).
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, and accounts payable. At December 31, 2022, and 2021, the carrying amounts of cash, accounts receivable, and accounts payable approximate fair values because of the short-term nature of these instruments.
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
No long-lived assets were measured at fair value on a recurring basis as of December 31, 2022 and 2021.
Money market funds are highly liquid investments and are actively traded. The pricing information for these assets is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. Marketable securities such as U.S. Treasury securities are valued using observable inputs from similar assets, or from observable data in markets that are not active; these assets are classified as Level 2 of the fair value hierarchy. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. There were no liabilities measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 other than stock-based awards discussed in Note 12 below.
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
Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue. The Company accounts for shipping and handling activities performed after a customer obtains control of the goods as activities to fulfill the promise to transfer the good. All incremental costs of obtaining a contract with a customer are expensed as incurred if the expected amortization period of the asset that would have been recognized is one year or less. The Company does not have any material contract cost assets.
The following describes the nature of the Company’s primary types of revenue and the revenue recognition policies and significant payment terms as they pertain to the types of transactions with its customers.
Connected Machines
Connected machines include the Cricut Joy, Cricut Explore and Cricut Maker machine architectures. Payment by traditional brick-and-mortar retail partners, including their online channels, is due under customary fixed payment terms. Payment for sale of products online through the online channel at cricut.com is collected at point of sale in advance of shipping the products. The Company’s contracts with customers for a connected machine contain multiple promises that include hardware, software, unspecified future upgrades and enhancements related to the software and access to the Company’s cloud-based services. Determining whether the hardware, software, unspecified future upgrades, enhancements and cloud-based services are considered distinct performance obligations requires significant judgment. The Company’s software used to design, cut and complete projects can be accessed offline or with the cloud-based services at no charge. When accessed with the cloud-based services, users are also able to sync projects across various devices. The connected machines are not able to function without the software, inclusive of firmware and the downloadable software. Together the hardware and software are inputs into providing the essential functionality of the connected machines and are accounted for as a single performance obligation. Revenue is recognized for the single performance obligation of hardware with essential software at a point-in-time when control is transferred, which is either upon shipment or delivery of goods, in accordance with the terms of each contract with the customer.
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
Judgment is required to determine the SSP for each distinct performance obligation related to sales of connected machines and the allocation of the transaction price to each of those performance obligations. The Company estimates SSP for performance obligations that are not sold separately, which include the connected machines and related software, unspecified future upgrades and enhancements and cloud-based services using information that may include the range of prices for the bundle of products and services and the cost of providing the products or services plus a reasonable margin. In developing SSP estimates, the Company also considers the nature of the products and services and the expected level of future services. SSP of the hardware and essential software reflects the Company’s best estimate of the selling price if it was sold regularly on a standalone basis and comprises the majority of the contract value.
Subscriptions
The Company’s paid subscription services relate to Cricut Access and Cricut Access Premium which provide users access to images, fonts and projects. The paid subscription is separate from our free of charge service to provide unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services as described above. The paid subscription services are offered on a month-to-month or annual basis. Payments for subscription services are due month-to-month or annually in advance. Cricut Access and Cricut Access Premium are generally sold in standalone contracts and reallocations are not required other than allocations to customer options that were determined to be material rights related to incremental discounts on purchases of physical products that paid subscribers receive. The transaction price is allocated between the subscription and material right based on the relative standalone selling prices of the subscription and material right. Revenue related to the material right is recognized as accessories and materials revenue upon redemption or expiration of the material right. Revenue related to subscriptions is recognized ratably over the length of the subscription using a time-based output measure as the customer consumes the benefit of the service each day.
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
Customer Rebates
The Company recognizes revenue at the net sales price, which at times includes certain contractual discounts or estimates for variable consideration related to customer rebates with our key brick-and-mortar and online retail partners. These promotional programs are designed to enhance the sale of the Company’s products and consist of incentives to the Company’s customers. The promotional programs include advertising and product damage allowances, volume/growth and business development incentives and point-of-sale support. The Company estimates certain consumer rebates or sales incentives using either the expected value method or most likely amount, based upon the nature of the incentive. Sales are reduced by the cost of these promotional and rebate programs and the Company records a related customer rebate liability in its consolidated balance sheets at the date of the transaction. Certain customer rebate programs are estimates at period end due to the nature of the incentives or expected and yet-to-be announced incentive programs that apply to current period revenue transactions. These estimates are based on the Company’s incentive program experience, historical and projected sales data and current contractual terms. The remaining portion of this liability is based on contractual amounts and does not require estimation.
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
Changes in the reserve for sales refunds were as follows:

	December 31,
	2022	2021
(in thousands)
Balance at beginning of period	$7,826	$3,515
Additions that reduced net revenue	18,977	15,889
Deductions from reserves for current year returns	(19,530)	(11,578)
Balance at end of period	$7,273	$7,826
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
Changes in the reserve for product warranties were as follows:

	December 31,
	2022	2021
(in thousands)
Balance at beginning of period	$2,398	$1,284
Additions charged to cost of revenue	8,146	7,261
Repairs and replacement costs incurred	(8,060)	(6,147)
Balance at end of period	$2,484	$2,398
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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2022, 2021 and 2020, interest or penalties related to income tax matters included in the provision for income taxes have not been material.
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
The Company has limited publicly available stock information and therefore, used the historical volatility of the stock price of similar publicly traded peer companies prior to its IPO in March 2021, and the historical volatility of the Company's stock price or a blended average of average historical stock volatilities of peer companies and historical volatility of the Company's stock price for valuations subsequent to the IPO. The Company estimates the expected term using the simplified method for “plain vanilla” stock option awards or based on the expected time to a liquidation event or other transaction that would result in settlement of other awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield is 0.0% as the Company does not anticipate paying dividends, and the Company and its former parent, Cricut Holdings, have not paid dividends other than special dividends declared in 2020 and 2022, and the Company does not expect to pay regular dividends in the future. See Note 11 for further discussion of the Company’s dividends. Likelihood of termination for the Monte Carlo Simulation was estimated based upon both historical turnover and anticipated turnover based upon Company or market pressures.
Prior to the Corporate Reorganization, the Company’s former parent Cricut Holdings issued stock-based awards to employees of the Company. As the awards were issued by Cricut Holdings, the Company recorded a capital contribution from Cricut Holdings commensurate with the amount of compensation expense recognized in relation to the awards.
Incentive unit equivalents (phantom units) granted by Cricut Holdings prior to the Corporate Reorganization to the Company’s employees entitled the recipient to future compensation based upon satisfaction of service conditions and were liability classified. The amount of compensation was determined by the change in the underlying value of Cricut Holdings common units. Since the awards also had a market condition, the Company recorded stock-based compensation expense over the requisite service period using the graded vesting method. The incentive unit equivalent awards were recorded at fair value and re-measured at fair value at each reporting period during the period from the date of grant through the settlement date. The impact of fair value re-measurement was recognized as compensation cost over the requisite service period.

Shipping and Handling Revenue and Expenses
Shipping and handling revenue for orders placed by customers is recognized at the time of the sale. Shipping and handling expenses incurred by the Company related to these sales are considered fulfillment costs and reported as costs of revenue at the time of the sale.
Advertising Costs
The Company incurs advertising costs associated with print, digital and other related broadcast advertisements. Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2022, 2021 and 2020 was $34.2 million, $45.1 million, and $15.5 million respectively. Advertising costs include expenditures for shared advertising costs that the Company incurs under its co-operative advertising programs to the extent the fair value of the distinct good or service can reasonably be estimated.
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
The following table summarizes the changes in the deferred revenue balance for the periods indicated:

	December 31,
	2022	2021
(in thousands)
Deferred revenue, beginning of period	$35,405	$26,276
Recognition of revenue for amounts included in beginning of period deferred revenue	(30,547)	(23,518)
Revenue deferred, net of revenue recognized on contracts in the respective period	33,800	32,647
Deferred revenue, end of period	$38,658	$35,405
As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the deferred revenue balance.
The Company expects the following recognition of deferred revenue as of December 31, 2022:

		Year Ended December 31,
	2023	2024	2025	Total
(in thousands)
Revenue expected to be recognized	$34,869	$2,876	$913	$38,658
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 18.
Revenue recognized during the year ended December 31, 2022 related to performance obligations satisfied or partially satisfied in prior periods was $1.7 million.

The following table presents the total revenue by geography based on the ship-to address for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
(in thousands)
North America	$743,962	$1,157,679	$888,266
International	142,334	148,548	70,764
Total revenue	$886,296	$1,306,227	$959,030
North America revenue consists of revenues from the United States and Canada. United States represents 95%, 96%, and 98% of North America revenue for the years ended December 31, 2022, 2021, and 2020, respectively.
4.Cash, Cash Equivalents, and Financial Instruments
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of December 31, 2022:

	As of December 31, 2022
	Adjusted Cost	Allowance for Credit Losses	Total Unrealized Gains	Total Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$155,459	$—	$—	$—	$155,459	$155,459	$—
Level 1:
Money market funds	69,484	—	—	—	69,484	69,484	—
Subtotal	69,484	—	—	—	69,484	69,484	—
Level 2:
U.S. treasury securities	74,659	—	—	(403)	74,256	—	74,256
Subtotal	74,659	—	—	(403)	74,256	—	74,256
Total	$299,602	$—	$—	$(403)	$299,199	$224,943	$74,256
Marketable securities held as of December 31, 2022 generally mature over the next 9 months to 21 months.
As of December 31, 2021 the Company had cash and cash equivalents of $241.6 million including $197.8 million in money market funds with no unrealized gains or losses.
5.Inventories
Inventories of finished goods are comprised of the following:

	December 31,
	2022	2021
(in thousands)
Raw materials	$40,911	$20,187
Finished goods	340,557	433,987
Total inventories	$381,468	$454,174
Inventories current	$351,682	$454,174
Inventories non-current (included in Other assets)	$29,786	$—
The Company has included $4.5 million in finished goods for connected machines that are currently undergoing rework prior to being in a sellable condition.

6. Property and Equipment
The composition of property and equipment is as follows:

	December 31,
	2022	2021
(in thousands)
Computer software, software development costs and equipment	$86,929	$70,663
Furniture and fixtures	2,941	5,243
Leasehold improvements	5,057	4,018
Manufacturing tools and equipment	35,396	29,753
Assets under construction	13,134	9,118
Total cost of property and equipment	143,457	118,795
Less: accumulated depreciation	(80,050)	(65,534)
Property and equipment, net	$63,407	$53,261
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $25.9 million, $18.3 million and $13.2 million, respectively. Property and equipment, along with all other Company assets are pledged as collateral on the New Credit Agreement (see Note 9).
7.Intangible Assets, Net
The following is a summary of the Company’s intangible assets:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net
(in thousands)
Trade names and trademarks	$42,301	$(41,541)	$760
Total intangible asset	$42,301	$(41,541)	$760

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net
(in thousands)
Trade names and trademarks	$42,301	$(40,781)	$1,520
Total intangible asset	$42,301	$(40,781)	$1,520
The Company’s trade names and trademarks have useful lives ranging from 11 to 15 years. Amortization is expensed on a straight-line basis for all intangible assets, as this is the Company’s best estimate of the period of economic benefit to be received.
Amortization expense of intangible assets totaled $0.8 million for each of the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, estimated future amortization is $0.8 million in 2023.

8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2022	2021
(in thousands)
Sales incentives and rebates	$35,552	$36,969
Other accrued liabilities and other current liabilities	34,223	32,382
Total accrued expenses	$69,775	$69,351
9.Revolving Credit Facility
2020 Credit Agreement
In September 2020, the Company entered into a credit agreement ( the “2020 Credit Agreement”) with JPMorgan Chase Bank, N.A., Citibank, N.A. and Origin Bank. The 2020 Credit Agreement provided for a three-year asset-based senior secured revolving credit facility of up to $150.0 million, maturing on September 4, 2023.
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
The Company accounted for the 2022 Credit Agreement as a modification of the 2020 Credit Agreement in accordance with ASC 470-50 Modification and Extinguishments. In connection with the New Credit Agreement, the Company incurred and capitalized $1.3 million of debt issuance costs in addition to $0.3 million of existing unamortized debt issuance costs with the 2020 Credit Agreement which remained deferred, resulting a total deferral of debt issuance costs of $1.6 million as of the date of the New Credit Agreement. As of December 31, 2022, total unamortized debt issuance costs were $1.5 million.
The New Credit Agreement is collateralized by substantially all of the Company’s assets and contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for loans of this nature. In particular, the New Credit Agreement will not permit the leverage ratio to be greater than 3.0 to 1.0, measured on the last day of any fiscal quarter. In addition, the New Credit Agreement will not permit the interest coverage ratio to be less than 3.0 to 1.0, for any period of four consecutive quarters, measured on the last day of any fiscal quarter. Management has determined that the Company was in compliance with all financial and non-financial debt covenants as of December 31, 2022. As of December 31, 2022, no amount was outstanding under the New Credit Agreement and available borrowings were $300.0 million
Generally, borrowings under the New Credit Agreement bear interest at a rate based on an alternative base rate (“ABR”), plus, in each case, an applicable margin. The applicable margin will range from (a) borrowings bearing interest at the ABR 2.00%, and (b) borrowings bearing interest at the Adjusted Term Secured Overnight Financing

Rate, the Adjusted Australian Dollar Rate, the Adjusted Canadian Dollar Offered Rate or the Adjusted New Zealand Dollar Rate, as applicable for the interest period in effect for such borrowing plus the applicable rate.
10.Income Taxes
The Company’s income before income taxes of $82.0 million, $192.4 million, and $199.2 million during the years ended December 31, 2022, 2021, and 2020, respectively, consisted of $81.0 million, $191.5 million, and $199.7 million of income earned in the United States. The remaining amount was earned in foreign jurisdictions.
The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020

Income tax provision at statutory rate	21.0%	21.0%	21.0%
State taxes, net	5.6	4.7	2.2
Stock-based compensation	7.1	2.1	0.8
Foreign derived intangible income deduction	(3.2)	(1.4)	(0.7)
Tax credits	(8.7)	(2.9)	(1.1)
Return to provision adjustments	1.5	2.3	(0.1)
Other	2.7	1.2	0.3
Total provision for income taxes	26.0%	27.0%	22.4%
Differences between the Company’s effective tax rate and the statutory tax rate relate primarily to state income taxes, stock-based compensation, tax credits and changes in unrecognized tax benefits during the period. Deferred taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company’s net deferred tax assets are comprised of the following:

	December 31,
	2022	2021
(in thousands)
Deferred tax assets:
Inventories	$5,694	$3,387
Lease liability	4,799	5,068
Accounts receivable	115	372
Sales refund liability	1,866	2,002
Deferred revenue	972	1,243
Stock-based compensation	5,903	4,668
Amortization	36	149
Capitalized research expenditures	15,567	—
Net operating loss carryforwards	122	146
Capital loss carryforwards	114	—
Tax credits	2,286	1,003
Other	1,145	853
Total deferred tax assets	38,619	18,891
Deferred tax liabilities:
Depreciation and amortization	(10,587)	(11,215)
ROU lease asset	(4,213)	(4,421)
Total deferred tax liabilities	(14,800)	(15,636)
Net deferred tax assets	$23,819	$3,255

	Year Ended December 31,
	2022	2021	2020
(in thousands)
Current:
Federal	$29,741	$44,093	$41,900
State	11,928	7,780	5,132
Foreign	107	162	(125)
Total current	41,776	52,035	46,907
Deferred:
Federal	(15,169)	(23)	(2,492)
State	(5,316)	(137)	200
Foreign	24	25	—
Total deferred	(20,461)	(135)	(2,292)
Income tax provision	$21,315	$51,900	$44,615
There are immaterial foreign net operating loss carryforwards set to expire in 2026. The Company establishes valuation allowances if it is more likely than not that deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the net operating loss deferred tax asset and other net deferred tax assets recorded in our consolidated financial statements. Accordingly, the Company has not recorded a valuation allowance against net deferred tax assets for the years ended December 31, 2022 and 2021.
As of December 31, 2022, 2021, and 2020, $4.1 million, $2.8 million and $1.4 million, respectively, of unrecognized tax benefits would affect our effective tax rate if recognized. The total balance of unrecognized gross tax benefits for the years ended December 31, 2022 and 2021, resulted primarily from research and development credits and inventory basis differences. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021
(in thousands)
Unrecognized tax benefits at beginning of year	$2,379	$3,318
Reductions based on prior year tax positions	(227)	—
Additions based on prior year tax provisions	296	593
Additions based on current year tax provisions	1,787	1,431
Reductions due to tax authorities’ settlements	—	(2,824)
Reductions due to expirations of statutes of limitation	(247)	(139)
Unrecognized tax benefits at end of year	$3,988	$2,379
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2022 and 2021, interest or penalties related to income tax matters included in the provision for income taxes have not been material.
In January 2021, the IRS completed its examination of the Company’s 2017 tax year. No material adjustments resulted from this examination. The Company is subject to U.S. federal and state income tax examination for tax years 2016 and forward.
11.Capital Structure
In connection with the Corporate Reorganization prior to the IPO, the Company filed an amended and restated certification of incorporation which authorized 100,000,000 shares of preferred stock, par value $0.001 per share, and 1,250,000,000 shares of common stock, par value $0.001 per share, which was divided between two series Class A common stock and Class B common stock. All previously outstanding common stock was reclassified as Class B common stock. During the year ended December 31, 2022, 7,466,096 shares of Class B common stock were converted to Class A common stock. As of December 31, 2022, the Company had 1,000,000,000 shares of Class A common stock and 250,000,000 shares of Class B common stock authorized and 43,623,797 shares of

Class A common stock and 176,032,790 shares of Class B common stock issued and outstanding. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock.
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
During the year ended December 31, 2022, the Company repurchased and retired 2,349,581 shares of our Class A common stock for $18.5 million under this authorization.
Dividends
On December 21, 2022, the Company declared a special dividend of $0.35 per share on its Class A and Class B common stock, payable on February 15, 2023 to shareholders of record as of February 1, 2023. As part of the dividend, and pursuant to the underlying award agreements, holders of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) will receive a dividend equivalent of $0.35 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $81.4 million will be satisfied in cash of $76.9 million payable to holders of Class A and Class B common stock with the remaining $4.5 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders. Of the cash amount, $0.6 million of the dividend is classified as non-current and presented in other non-current liabilities on the consolidated balance sheets due to vesting conditions.
12.Stock-Based Compensation
Stock-based Compensation Cost
The following table shows the stock-based compensation cost by award type for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
(in thousands)
Equity-classified awards
Restricted stock units	$32,442	$14,149	$—
Stock options	3,579	6,406	—
Class B common stock	9,321	15,200	—
Incentive unit awards	—	—	4,956
Liability-classified awards	(54)	6,447	5,161
Total stock-based compensation	$45,288	$42,202	$10,117

The following table sets forth the total stock-based compensation cost included in the Company’s consolidated statements of operations and comprehensive income or capitalized to assets for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
(in thousands)
Cost of revenue
Connected machines	$288	$34	$7
Subscriptions	443	219	31
Accessories and materials	199	—	—
Total cost of revenue	930	253	38
Research and development	17,713	15,782	3,332
Sales and marketing	12,603	13,814	4,794
General and administrative	9,875	8,225	1,320
Total stock-based compensation expense	$41,121	$38,074	$9,484
Capitalized for software development costs	2,321	1,607	253
Capitalized to inventory	1,846	2,521	380
Total stock-based compensation	$45,288	$42,202	$10,117
As of December 31, 2022, there was $110.8 million of unrecognized stock-based compensation cost related to service-based awards, which is expected to be recognized over a weighted-average period of 2.7 years. The total unrecognized compensation expense related to unvested PRSUs was $146.8 million as of December 31, 2022.
Corporate Reorganization and Stock-Based Compensation Modifications
In connection with the Corporate Reorganization in 2021, all outstanding awards issued under the Incentive Unit Plan discussed below were modified by exchanging the outstanding awards of Cricut Holdings for awards of the Company. All service based vesting conditions were unaffected by the modification. As described below, the vesting conditions were modified for certain awards which previously had both service and market based vesting conditions.
All vested equity classified awards were settled in shares of the Company’s Class B common stock previously held by Cricut Holdings. Unvested equity classified awards were converted to unvested shares of the Company’s Class B common stock subject to future vesting, or in the case of options were converted into options to purchase the Company’s Class B common stock. All vested liability classified awards converted into either shares of Class B common stock to the extent permitted in each applicable jurisdiction or settled in cash. All unvested liability classified awards converted into restricted stock units under the 2021 Equity Incentive Plan that will vest into shares of Class A common stock of Cricut, Inc. to the extent permitted in each applicable jurisdiction or into restricted stock unit equivalents which will be settled in cash upon vesting as described below.
In connection with the Corporate Reorganization and modification, the Company granted options under the 2021 Equity Incentive Plan to certain employees. The number of options was calculated based on the number of outstanding incentive units or incentive unit equivalents prior to the modification and the participation threshold of such awards. The vesting terms of the options are also based on the vesting terms of the original award. Therefore, the Company considered the exchange of the original award for the unvested shares or RSUs plus the options to be a single modification and began recognizing the incremental compensation cost of $14.5 million beginning in March 2021 over the vesting term, including a cumulative adjustment in March 2021 to recognize the incremental compensation cost associated with historical vesting .
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

2021 Equity Incentive Plan
In March 2021, the Company’s 2021 Equity Incentive Plan became effective. The 2021 Equity Incentive Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. Outstanding restricted stock units and performance units are entitled to dividend equivalents in the form of additional unvested restricted stock units or unvested performance units equal in value to the amount of any declared dividend based on the closing price of the Company’s class A stock on the dividend payment date. Dividend equivalents are forfeited if the underlying award does not vest. As of December 31, 2022, 31,684,790 shares of Class A common stock were reserved for issuance under this plan including shares reserved for previously granted awards discussed below as well as shares reserved for issuance of future awards under the plan.
A summary of the Company’s RSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (per share)

Outstanding at December 31, 2021	4,673,831	$23.84
Granted	3,548,356	$12.82
Vested	(1,300,739)	$23.02
Forfeited/cancelled	(557,426)	$20.26
Outstanding at December 31, 2022	6,364,022	$18.16
In 2022, the Company granted PRSUs under the 2021 Equity Incentive Plan to certain employees that represent shares potentially issuable in the future. The PRSUs vest in two equal tranches subject to the Company achieving cumulative adjusted earnings per share over eight quarters of $4.93 share and $6.16 per share, respectively, at any point during the 5.0 years performance period, subject to employees remaining with the Company through the vesting date. Adjusted earnings per share means GAAP net income adjusted to exclude income tax expenses, as well as stock-based compensation expense and payroll tax expense specifically related to the PRSU awards.
A summary of the Company’s PRSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of PRSUs (a)	Weighted- Average Grant Date Fair Value (per share)

Outstanding at December 31, 2021	—	$—
Granted	6,655,000	$23.31
Forfeited / cancelled	(360,000)	$23.11
Outstanding at December 31, 2022	6,295,000	$23.32
a.Represents the maximum number of PRSUs assuming all performance targets are achieved.
The expense recognized each period for these PRSUs is primarily dependent upon the Company’s estimate of the probability of achieving the performance targets during the performance period. At December 31, 2022, the Company determined it was not probable any performance conditions would be achieved, so no stock-based compensation was recorded for these PRSUs during the year ended December 31, 2022.
Options under the 2021 Equity Incentive Plan have a contractual term of 10 years. The exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of the shares on the date of grant.

A summary of the Company’s stock option activity under the 2021 Equity Incentive Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2021	3,260,357	$20.00	5.8	$6,814
Granted	—
Exercised	(1,535)	20.00
Forfeited/cancelled	(115,911)	20.00
Outstanding at December 31, 2022	3,142,911	$20.00	4.6	$—
Vested and exercisable at December 31, 2022	2,135,938	$20.00	4.3	$—

For the year ended December 31, 2022, no options were granted and the total intrinsic value of options exercised was immaterial. The weighted-average grant date fair value of options granted during the year ended December 31, 2021 was $8.79 per share and the total intrinsic value of options exercised was $0.1 million. The Company used the following weighted-average assumptions in determining the grant date fair value of options granted:

Year Ended December 31, 2021

Expected volatility	51.6%
Risk-free interest rate	0.8%
Expected term (in years)	4.9
Expected dividend	—%

In connection with the Corporate Reorganization, certain employees received restricted stock unit equivalents (“RSU equivalents”). Upon vesting, these awards are settled for a cash payment equal to the intrinsic value of the award on the date of the Corporate Reorganization plus the difference between the Company’s stock price on the vesting date less the base price specified at the time of the grant. If the base price exceeds the Company’s stock price on the vesting date, the stock-based award is considered cancelled. Due to the cash settlement feature, these awards are liability classified awards and require initial and subsequent measurement at fair value. As of December 31, 2022, the total recognized liability for the unvested awards was not material. A summary of the RSU equivalent activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSU Equivalents	Weighted- Average Base Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2021	81,077	$20.00	$1,231
Granted	1,000	$—
Forfeited/cancelled	(77,231)	$20.00
Outstanding at December 31, 2022	4,846	$15.87	$86

The weighted-average fair value of RSU equivalents granted under the 2021 Equity Incentive Plan during the year ended December 31, 2021 was $7.57 per share based on the following weighted-average assumptions:

Year Ended December 31, 2021

Expected volatility	80.5%
Risk-free interest rate	0.4%
Expected term (in years)	1.0
Expected dividend	—%
Unvested Class B Common Stock
The Company’s unvested Class B common stock resulted from the Corporate Reorganization and is not part of the 2021 Equity Incentive Plan. Dividends declared on unvested Class B common stock are subject to vesting and are forfeited if the underlying stock does not vest. Activity related to Class B common stock subject to future vesting for the year ended December 31, 2022 is as follows:

	Number of Unvested Shares	Weighted- Average Grant Date Fair Value (per share)

Outstanding at December 31, 2021	10,854,859	$20.00
Vested	(5,671,643)	$20.00
Forfeited / Cancelled	(528,002)	$20.00
Outstanding at December 31, 2022	4,655,214	$20.00
Options to Purchase Class B Common Stock
The Company’s options to purchase Class B common stock resulted from the Corporate Reorganization and are not part of the 2021 Equity Incentive Plan. A summary of the Company stock option activity for the options to purchase shares of Class B common stock is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2021	434,000	$9.04	3.9	$5,664
Forfeited / Cancelled	(76,000)	$9.04
Outstanding at December 31, 2022	358,000	$9.04	2.8	$82
Vested at December 31, 2022	—	$—	N/A	$—
The weighted-average grant date fair value of options to purchase Class B common stock during the year ended December 31, 2021 was $13.42 per share based on the following weighted-average assumptions:

Year Ended December 31, 2021

Expected volatility	51.4%
Risk-free interest rate	0.8%
Expected term (in years)	5.5
Expected dividend	—%

2021 Employee Stock Purchase Plan
In March 2021, the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”) became effective. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of December 31, 2022, 4,000,000 shares of our Class A common stock were available for sale under the 2021 ESPP.
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
Incentive Unit Plan
Prior to the Corporate Reorganization which occurred in 2021, the Company’s former parent, Cricut Holdings, had authorized an Incentive Unit Compensation Plan (the “IU Plan”) that allowed for issuances of common incentive units (“CIUs”). The participation threshold of the awards granted under the IU Plan was typically equal to the fair market value of Cricut Holdings’ membership units at the date of the grant, except zero strike price incentive unit awards which have no participation threshold. Except as noted below, all awards issued under the IU Plan only had service-based conditions. Per unit amounts in the activity below are based on the value of Cricut Holdings’ units. Upon the Corporate Reorganization Cricut Holdings, was liquidated and all outstanding awards were settled or modified as described above.
Equity Classified Units
The Company’s former parent, Cricut Holdings, granted CIUs to employees of the Company. These awards vested 25% annually over four years of service. The Company’s former parent also granted a performance-based incentive unit, which are discussed later. These awards are collectively referred to as equity classified incentive units. Once vested, all equity classified incentive units remained outstanding until the liquidation of Cricut Holdings or until repurchased by Cricut Holdings. Upon the liquidation of Cricut Holdings all outstanding awards were settled or modified as described above. Accordingly, no CIUs were granted during the year ended December 31, 2022.
The weighted-average grant date fair value of equity classified incentive units granted during the years ended December 31, 2021 and 2020 was $9.06 and $1.27, respectively. The total intrinsic value of equity classified incentive units exercised during the years ended December 31, 2021 and 2020 was nil and $2.8 million, respectively. The total fair value of equity classified incentive units vested during the years ended December 31, 2021 and 2020 was $3.2 million, and $3.1 million, respectively.

The grant date fair value of CIUs granted during the year ended December 31, 2021 was equal to the estimated fair value of Cricut Holdings’ common units on the date of the grant as all CIUs had no participation threshold. The fair value of CIUs granted during the year ended December 31, 2020 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31, 2020

Fair value of common unit	$2.77
Expected life (in years)	3.2
Expected volatility	50.0%
Risk-free rate	0.6%
Expected dividend yield	—%
During the year ended December 31, 2020, the Company issued service and market-based incentive units to an employee under the Plan. The recipient was awarded three million incentive equity units comprised of three distinct tranches each containing one million units. The first tranche was subject to service conditions wherein vesting of the award is ratable over four years. The second and third tranches were subject to the same service vesting conditions as tranche one; however, they were also subject to a market vesting condition wherein the fair value of the Cricut Holdings common units was required to exceed a determined price threshold for two consecutive board meetings or for 100 out of 120 consecutive trading days if the Company became public traded. In the absence of a public trading market, the fair value of a common unit was derived through a valuation technique allowed under ASC 718. The determined price thresholds were $6.00 and $7.00 for the second and third tranches, respectively. The units did not participate in distributions until the sum of distributions and capital appreciation of the common units from the date of grant of the incentive units equaled $5.00 per unit.
On the date of grant, the Company determined the fair value of this award to be $2.3 million based upon a Monte Carlo Simulation. The significant assumptions used in the Monte Carlo Simulation were as follows:

Fair value of common unit	$2.95
Participation Threshold	$5.00
Expected volatility	51.1%
Risk-free rate	0.24%
Timing of liquidity event	2 - 6 years
Fair value thresholds	$6.00 - 7.00
Likelihood of termination	10.0%
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
The weighted-average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $4.45 and $3.01 per share, respectively, and were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the periods indicated:

	Years Ended December 31.
	2021	2020

Fair value of common unit	$8.99	$6.24
Expected life (in years)	5.0	3.5
Expected volatility	50.9%	52.5%
Risk-free rate	0.6%	0.3%
Expected dividend yield	—%	—%
Liability Classified Incentive Unit Equivalents
Prior to the Corporate Reorganization which occurred in 2021, the Company’s former parent issued incentive unit equivalents (phantom units) to various employees under the Incentive Unit Plan. The incentive unit equivalents paid out upon the occurrence of a liquidation event such as a change in control transaction. In addition, the units did not participate until the sum of distributions and capital appreciation of the common units from the date of grant of the incentive units equaled a specified participation threshold per unit. The incentive unit equivalents did not represent any kind of legal equity interest in the Company or the former parent Company and required cash settlement. Accordingly, the incentive unit equivalent awards were accounted for as liability classified awards and required initial and subsequent measurement at fair value.
Initially, during the year ended December 31, 2020, these awards generally vested 12.5% annually for each of the first four years of service and 50% after the fifth year of service. Following the amendment of these awards in January 2020 and through the Corporate Reorganization in 2021, these awards vested 25% annually over four years of service. All liability classified incentive units had indefinite contract terms and, once vested, remained outstanding until liquidation of Cricut Holdings or until repurchased by Cricut Holdings. Upon the liquidation of Cricut Holdings in the Corporate Reorganization all outstanding awards were settled or modified as described above.
The weighted-average grant date fair value of liability classified incentive units granted during the years ended December 31, 2021 and 2020 was $8.19 and $2.01 , respectively.
The Company estimated the fair value of liability classified incentive units at each reporting period using the Monte Carlo Simulation. The significant assumptions used in the Monte Carlo Simulation for the periods indicated were as follows:

Year Ended December 31, 2020

Fair value of common units	$7.40
Expected life (in years)	0.3 - 5.0
Expected Volatility	51.1%
Risk-free rate	0.2%
Expected dividend yield	—%
Likelihood of termination	10.0%
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
Liability classified incentive unit equivalents were included in accrued expenses and other current liabilities per the Company’s consolidated balance sheets and the rollforward of this liability through settlement in 2021 is as follows:

(in thousands)
Balance at December 31, 2019	$360
Stock-based compensation during year	$5,161
Purchased unit equivalents during year	$181
Balance at December 31, 2020	$5,702
Stock-based compensation during year	$6,041
Settlement or modification of awards	$(11,743)
Balance at December 31, 2021	$—
13.Commitments and Contingencies
Litigation
The Company is subject to certain outside claims and litigation arising in the ordinary course of business. Management is not aware of any contingencies which it believes will have a material effect on its financial position, results of operations or liquidity.
Self-Insurance Liabilities
Starting in 2022, the Company began to self-insure for certain employee medical benefits. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The liabilities include amounts for actual claims and claims incurred but not reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in actual liabilities being more or less than the amounts currently recorded. We have accrued $0.7 million for employee medical claims at December 31, 2022. Such amounts are included in Accrued expenses and other current liabilities on our consolidated balance sheets.

14.Leases
The Company leases office space with original lease terms ranging from 1 to 6 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease.
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
The Company has determined its leases should be classified as operating leases. Variable lease costs are comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and are classified as lease cost due to the Company's election to not separate lease and non-lease components. For the years ended December 31, 2022 and 2021, the Company incurred operating lease costs of $5.5 million and $4.7 million, respectively, and variable lease costs of $0.5 million and $0.5 million, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2022 and 2021 was $5.8 million and $5.1 million, respectively, and was included in net cash used in operating activities in the Company's consolidated statements of cash flows.
As of December 31, 2022, the maturities of the Company's operating lease liabilities were as follows:

Operating Leases
(in thousands)
2023	$5,958
2024	5,491
2025	4,252
2026	3,798
2027	968
Total lease payments	$20,467
Less: imputed interest	$(1,096)
Present value of operating lease liabilities	$19,371
Operating lease liabilities, current	$5,436
Operating lease liabilities, non-current	$13,935
The weighted average remaining operating lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	As of December 31, 2022	As of December 31, 2021
Weighted-average remaining lease term of operating leases	3.7 years	4.6 years
Weighted-average discount rate of operating leases	2.6%	3.1%
Rent expense totaled $4.0 million for the year ended December 31, 2020.
15.Related Party Transactions
For the years ended December 31, 2022, 2021 and 2020 the Company received nil, $0.2 million and $2.5 million, respectively, of capital contributions from Cricut Holdings, as a result of additional common units issued by Cricut Holdings at the estimated fair value of the underlying units. The equity offering was purchased by a subset of then current common unit holders of Cricut Holdings and employees of the Company.
The Company has an active common stock repurchase program that allows for the repurchase of common stock in the open market or in private transactions as described in Note 11. On August 24, 2022 the Company repurchased and retired 250,000 shares of its Class A common stock from a previous executive at a price per share at the market price of $6.47 in a private transaction for a total of $1.6 million.

16.Employee Benefit Plan
The Company sponsors a 401(k) plan for the benefit of its employees who have attained at least 18 Years of age. The Company matches 50% of the first 12% of an employee’s salary contributed to the plan on the first day of the month following their hire date. The Company contributed $2.5 million and $2.4 million during the years ended December 31, 2022 and 2021, respectively.
17.Net Income Per Share
The computation of net income per share is as follows:

	Year Ended December 31,
	2022	2021	2020
(in thousands, except share and per share amounts)
Basic earnings per share:
Net income	$60,666	$140,473	$154,578
Shares used in computation:
Weighted-average common shares outstanding, basic	214,458,284	208,833,827	208,116,104
Earnings per share, basic	$0.28	$0.67	$0.74

Diluted earnings per share:
Net income	$60,666	$140,473	$154,578
Shares used in computation:
Weighted-average common shares outstanding, basic	214,458,284	208,833,827	208,116,104
Weighted-average effect of potentially dilutive securities:
Unvested common stock subject to forfeiture	5,621,136	9,132,579	—
Employee stock options	23,100	717,772	—
Restricted stock units	486,269	1,073,093	—
Underwriters’ option to purchase additional shares	—	18,798	—
Diluted weighted-average common shares outstanding	220,588,789	219,776,069	208,116,104
Diluted earnings per share	$0.28	$0.64	$0.74
The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021	2020

Employee stock options	3,142,911	—	—
Restricted stock units	5,742,284	786,500	—
Unvested common stock subject to forfeiture	831,952	—	—
18.Segment Information
The Company applies ASC Topic 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company’s operating segments are generally organized by the type of product or service offered. Similar operating segments have been aggregated into three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. Segment information is presented in the same manner that the Company’s Chief Operating Decision Maker (“CODM”) reviews the results of operations in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of December 31, 2022, long-lived assets located outside the United States, primarily located in Malaysia and China, were $20.3 million.

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
Key financial performance measures of the segments including revenue, cost of revenue and gross profit are as follows:

	Year Ended December 31,
	2022	2021	2020
(in thousands)
Connected Machines:
Revenue	$252,563	$548,205	$416,714
Cost of revenue	244,260	484,025	351,898
Gross profit	$8,303	$64,180	$64,816

Subscriptions:
Revenue	$272,344	$205,858	$111,337
Cost of revenue	26,375	21,961	13,125
Gross profit	$245,969	$183,897	$98,212

Accessories and Materials:
Revenue	$361,389	$552,164	$430,979
Cost of revenue	265,768	342,791	261,633
Gross profit	$95,621	$209,373	$169,346

Consolidated:
Revenue	$886,296	$1,306,227	$959,030
Cost of revenue	536,403	848,777	626,656
Gross profit	$349,893	$457,450	$332,374

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
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that its internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Our independent registered public accounting firm, BDO USA, LLP, has issued an audit report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2022, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2022, which were identified in connection with management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant		10-Q	001-40257	3.1	May 13, 2021
3.2	Amended and Restated Bylaws of the registrant		10-Q	001-40257	3.1	May 13, 2021
4.1	Description of Capital Stock		10-K	001-40257	4.1	March 9, 2022
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers		S-1/A	333-253134	10.1+	March 16, 2021
10.2+	Outside Director Compensation Policy.		S-1/A	333-253134	10.2+	March 16, 2021
10.3+	Form of Incentive Unit Award		S-1/A	333-253134	10.3+	March 16, 2021
10.4+	Form of Zero Strike Incentive Unit Award Agreement.		S-1/A	333-253134	10.4+	March 16, 2021
10.5+	Form of Incentive Unit Subscription Agreement.		S-1/A	333-253134	10.5+	March 16, 2021

10.6+	Form of Zero Strike Incentive Unit Subscription Agreement.	S-1/A	333-253134	10.6+	March 16, 2021
10.7+	Form of Announcement of Bonus Award and Bonus Award Agreement.	S-1/A	333-253134	10.7+	March 16, 2021
10.8+	Form of Announcement of Bonus Purchase and Bonus Purchase Agreement.	S-1/A	333-253134	10.8+	March 16, 2021
10.9+	Cricut, Inc. 2021 Equity Incentive Plan and related form agreements.	S-1/A	333-253134	10.9+	March 16, 2021
10.10+	Executive Employment Agreement between the registrant and Ashish Arora, dated as of March 14, 2021.	S-1/A	333-253134	10.10+	March 16, 2021
10.11+	Confirmatory Employment Letter between the registrant and Martin F. Petersen, dated as of March 13, 2021.	S-1/A	333-253134	10.11+	March 16, 2021
10.12+	Confirmatory Employment Letter between the registrant and Donald B. Olsen, dated as of March 13, 2021.	S-1/A	333-253134	10.12+	March 16, 2021
10.13+	Confirmatory Employment Letter between the registrant and Kimball Shill dated as of April 4, 2022	10-Q	001-40257	10.1+	May 11, 2022
10.14+	Separation Agreement and Release between the Company and Martin F. Petersen dated as of September 30, 2022.	10-Q	001-40257	10.2*+	November 9, 2022
10.15	Office Lease, dated as of November 20, 2014, between the registrant and Riverpark Five, LLC.	S-1/A	333-253134	10.14	March 16, 2021
10.16	First Amendment to Office Lease, dated as of January 6, 2017, between the registrant and Riverpark Five, LLC.	S-1/A	333-253134	10.15	March 16, 2021
10.17	Second Amendment to Office Lease, dated as of January 18, 2018, between the registrant and Riverpark Five, LLC.	S-1/A	333-253134	10.16	March 16, 2021
10.18	Amended and Restated Third Amendment to Office Lease, dated as of March 16, 2018, between the registrant and Riverpark Five, LLC.	S-1/A	333-253134	10.17	March 16, 2021
10.19	Fourth Amendment to Office Lease, dated as of December 13, 2021, between the registrant and Riverpark Five, LLC.	10-K	001-40257	10.18	March 9, 2022
10.20	Credit Agreement, dated August 4, 2022, by and among the Company, JPMorgan Chase Bank, N.A, as Administrative Agent, and other lenders party thereto.	10-Q	001-40257	10.1*	August 10, 2022
10.21	Supply Agreement between the registrant and Xiamen Intretech, Inc., dated August 19, 2018.	S-1/A	333-253134	10.19	March 16, 2021
10.22+	Cricut, Inc. 2021 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-253134	10.20+	March 16, 2021
10.23+	Executive Incentive Compensation Plan.	S-1/A	333-253134	10.21+	March 16, 2021
10.24+	Form of Option Agreement.	S-1/A	333-253134	10.22+	March 16, 2021
10.25+	Executive Change in Control and Severance Plan.	S-1/A	333-253134	10.23+	March 16, 2021
21.1	List of subsidiaries of the registrant.	S-1/A	333-253134	21.1	March 16, 2021

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm, as to the registrant.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X
101 SCH	XBRL Taxonomy Extension Schema Document.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Taxonomy Extension Definition Linkbase Document.
101 LAB	XBRL Taxonomy Extension Label Linkbase Document.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Cricut, Inc.

Date:	March 13, 2023	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer and Director
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Ashish Arora and Kimball Shill and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 13, 2023	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 13, 2023	By:		/s/ Kimball Shill
			Name:	Kimball Shill
			Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	March 13, 2023	By:		/s/ Ryan Harmer
			Name:	Ryan Harmer
			Title:	VP of Accounting, Corporate Controller
(Principal Accounting Officer)

Date:	March 13, 2023	By:		/s/ Len Blackwell
			Name:	Len Blackwell
			Title:	Director

Date:	March 13, 2023	By:		/s/ Steven Blasnik
			Name:	Steven Blasnik
			Title:	Director

Date:	March 13, 2023	By:		/s/ Russell Freeman
			Name:	Russell Freeman
			Title:	Director

Date:	March 13, 2023	By:		/s/ Jason Makler
			Name:	Jason Makler
			Title:	Director and Chair of the Board of Directors

Date:	March 13, 2023	By:		/s/ Melissa Reiff
			Name:	Melissa Reiff
			Title:	Director

Date:	March 13, 2023	By:		/s/ Billie Williamson
			Name:	Billie Williamson
			Title:	Director