Form 10-Q
period 2023-03-31
Cricut, Inc.
filed 2023-05-10
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2023, the registrant had 51,398,775 shares of Class A Common Stock, and 167,825,154 shares of Class B Common Stock, outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Cricut, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share )

	As of March 31, 2023	As of December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$232,321	$224,943
Marketable securities	75,011	74,256
Accounts receivable, net	90,391	136,539
Inventories	293,696	351,682
Prepaid expenses and other current assets	15,629	23,842
Total current assets	707,048	811,262
Property and equipment, net	61,165	63,407
Operating lease right-of-use asset	15,843	17,078
Intangible assets, net	570	760
Deferred tax assets	27,066	23,819
Other assets	34,747	33,301
Total assets	$846,439	$949,627
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,454	$63,195
Accrued expenses and other current liabilities	47,014	69,775
Deferred revenue, current portion	38,556	34,869
Operating lease liabilities, current portion	5,474	5,436
Dividends payable, current portion	984	80,781
Total current liabilities	130,482	254,056
Operating lease liabilities, net of current portion	12,554	13,935
Deferred revenue, net of current portion	3,220	3,789
Other non-current liabilities	6,020	5,112
Total liabilities	152,276	276,892
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022.	—	—
Common stock, par value $0.001 per share, 1,250,000,000 shares authorized as of March 31, 2023, 219,249,653 shares issued and outstanding as of March 31, 2023; 1,250,000,000 shares authorized as of December 31, 2022, 219,656,587 shares issued and outstanding as of December 31, 2022.	219	220
Additional paid-in capital	685,114	672,990
Retained earnings	9,099	—
Accumulated other comprehensive loss	(269)	(475)
Total stockholders’ equity	694,163	672,735
Total liabilities and stockholders’ equity	$846,439	$949,627
    See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue:
Connected machines	$34,131	$62,391
Subscriptions	75,083	64,778
Accessories and materials	72,013	117,614
Total revenue	181,227	244,783
Cost of revenue:
Connected machines	33,066	60,713
Subscriptions	7,631	6,252
Accessories and materials	63,864	78,798
Total cost of revenue	104,561	145,763
Gross profit	76,666	99,020
Operating expenses:
Research and development	17,801	20,530
Sales and marketing	29,616	32,789
General and administrative	18,720	14,294
Total operating expenses	66,137	67,613
Income from operations	10,529	31,407
Total other income (expense), net	2,315	(39)
Income before provision for income taxes	12,844	31,368
Provision for income taxes	3,745	7,864
Net income	$9,099	$23,504
Other comprehensive income (loss):
Change in net unrealized gains on marketable securities, net of tax	$188	$—
Change in foreign currency translation adjustment, net of tax	18	(12)
Comprehensive income	$9,305	$23,492
Earnings per share, basic	$0.04	$0.11
Earnings per share, diluted	$0.04	$0.11
Weighted-average common shares outstanding, basic	215,587,699	212,403,383
Weighted-average common shares outstanding, diluted	218,749,255	220,967,935
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	219,656,587	$220	$672,990	$—	$(475)	$672,735
Net income	—	—	—	9,099	—	9,099
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	43,671	—	(169)	—	—	(169)
Forfeiture of unvested common stock and dividend equivalents	(103,906)	—	275	—	—	275
Repurchase of common stock	(346,699)	(1)	(3,243)	—	—	(3,244)
Dividend equivalents issued	—	—	4,366	—	—	4,366
Stock-based compensation	—	—	10,895	—	—	10,895
Other comprehensive income	—	—	—	—	206	206
Balance as of March 31, 2023	219,249,653	$219	$685,114	$9,099	$(269)	$694,163

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	221,913,559	$222	$717,369	$(43,560)	$(55)	$673,976
Net income	—	—	—	23,504	—	23,504
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	10,387	—	(1,328)	—	—	(1,328)
Forfeiture of unvested common stock	(114,332)	—	—	—	—	—
Stock-based compensation	—	—	10,500	—	—	10,500
Compensatory units repurchased	—	—	(14)	—	—	(14)
Other comprehensive loss	—	—	—	—	(12)	(12)
Balance as of Balance as of March 31, 2022	221,809,614	$222	$726,527	$(20,056)	$(67)	$706,626
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$9,099	$23,504
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	6,888	6,030
Impairments	441	—
Stock-based compensation	10,421	8,958
Deferred income tax	(3,311)	—
Non-cash lease expense	1,238	1,222
Unrealized foreign currency loss	636	—
Provision for inventory obsolescence	8,477	1,063
Other	473	—
Changes in operating assets and liabilities:
Accounts receivable	44,416	76,729
Inventories	48,506	(29,127)
Prepaid expenses and other current assets	8,351	4,771
Other assets	(466)	(134)
Accounts payable	(24,192)	(49,688)
Accrued expenses and other current liabilities and other non-current liabilities	(17,573)	(26,845)
Operating lease liabilities	(1,353)	(1,185)
Deferred revenue	3,118	281
Net cash and cash equivalents provided by operating activities	95,169	15,579
Cash flows from investing activities:
Acquisitions of property and equipment, including capitalized software development costs	(7,741)	(9,807)
Net cash and cash equivalents used in investing activities	(7,741)	(9,807)
Cash flows from financing activities:
Repurchases of common stock	(3,244)	—
Repurchase of compensatory units	—	(14)
Proceeds from exercise of stock options	55	31
Employee tax withholding payments on stock-based awards	(1,358)	(1,659)
Cash dividend	(75,531)	—
Net cash and cash equivalents used in financing activities	(80,078)	(1,642)
Effect of exchange rate on changes on cash and cash equivalents	28	(28)
Net increase in cash and cash equivalents	7,378	4,102
Cash and cash equivalents at beginning of period	224,943	241,597
Cash and cash equivalents at end of period	$232,321	$245,699
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$115	$532
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$3,579
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$2,027	$5,056
Tax withholdings on stock-based awards included in accrued expenses and other current liabilities	$190	$559
Stock-based compensation capitalized for software development costs	$430	$541
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
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the annual report on Form 10-K for the fiscal year ended December 31, 2022 (The “Annual Report”). However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.
The condensed consolidated financial statements include the accounts of Cricut, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of that date but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows and the changes in equity for the interim periods. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending December 31, 2023, or any other period.
There were no material changes to the Company's significant accounting policies during the three months ended March 31, 2023.
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
Money market funds and certain marketable securities are highly liquid investments and are actively traded. The pricing information for these assets is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. Other marketable securities such as U.S. Treasury securities are valued using observable inputs from similar assets, or from observable data in markets that are not active; these assets are classified as Level 2 of the fair value hierarchy. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. There were no liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.
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
3.Revenue and Deferred Revenue
Deferred revenue relates to performance obligations for which payments have been received from the customer prior to revenue recognition. Deferred revenue primarily consists of deferred subscription-based services. Deferred revenue also includes amounts allocated from the sale of a connected machine to the unspecified upgrades and enhancements and the Company’s cloud-based services. The Company has no material contract assets as of March 31, 2023 and December 31, 2022.
The following table summarizes the changes in the deferred revenue balance for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
(in thousands)
Deferred revenue, beginning of period	$38,658	$35,405
Recognition of revenue included in beginning of period deferred revenue	(21,076)	(18,039)
Revenue deferred, net of revenue recognized on contracts in the respective period	24,194	18,321
Deferred revenue, end of period	$41,776	$35,687
As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the deferred revenue balance.
The Company expects the following recognition of deferred revenue as of March 31, 2023:

	Year Ended December 31,
	2023 (remainder of year)	2024	2025	2026	Total
(in thousands)
Revenue expected to be recognized	$35,886	$4,742	$1,120	$28	$41,776
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 16 under the heading “Segment Information.”
Revenue recognized during the three months ended March 31, 2023 related to performance obligations satisfied or partially satisfied was $1.0 million.
The following table presents the total revenue by geography based on the ship-to address for the periods indicated:

	Three Months Ended March 31,
	2023	2022
(in thousands)
North America*	$147,755	$208,305
International	33,472	36,478
Total revenue	$181,227	$244,783
*North America revenue consists of revenues from the United States and Canada.

4.Cash, Cash Equivalents, and Financial Instruments
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Adjusted Cost	Allowance for Credit Losses	Total Unrealized Gains	Total Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$191,390	$—	$—	$—	$191,390	$191,390	$—
Level 1:
Money market funds	40,931	—	—	—	40,931	40,931	—
Subtotal	40,931	—	—	—	40,931	40,931	—
Level 2:
U.S. treasury securities	75,162	—	—	(151)	75,011	—	75,011
Subtotal	75,162	—	—	(151)	75,011	—	75,011
Total	$307,483	$—	$—	$(151)	$307,332	$232,321	$75,011

	As of December 31, 2022
	Adjusted Cost	Allowance for Credit Losses	Total Unrealized Gains	Total Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$155,459	$—	$—	$—	$155,459	$155,459	$—
Level 1:
Money market funds	69,484	—	—	—	69,484	69,484	—
Subtotal	69,484	—	—	—	69,484	69,484	—
Level 2:
U.S. treasury securities	74,659	—	—	(403)	74,256	—	74,256
Subtotal	74,659	—	—	(403)	74,256	—	74,256
Total	$299,602	$—	$—	$(403)	$299,199	$224,943	$74,256
Marketable securities held as of March 31, 2023 generally mature over the next five to eighteen months.
5.Inventories
Inventories are comprised of the following:

	As of March 31, 2023	As of December 31, 2022
(in thousands)
Raw materials	$42,121	$40,911
Finished goods	282,419	340,557
Total inventories	$324,540	$381,468
Inventories current	$293,696	$351,682
Inventories non-current (included in other assets)	$30,844	$29,786
The Company has included $1.2 million and $4.5 million in finished goods for connected machines that are currently undergoing rework prior to being in a sellable condition as of March 31, 2023 and December 31, 2022, respectively.

6.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of March 31, 2023	As of December 31, 2022
(in thousands)
Sales incentives	$22,862	$35,552
Other accrued liabilities and other current liabilities	24,152	34,223
Total accrued expenses	$47,014	$69,775
7.    Revolving Credit Facility
On August 4, 2022, the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A, Citigroup N.A., PNC Bank, N.A., KeyBank, N.A., and other parties. The Credit Agreement replaces the Company’s prior asset-based Credit Agreement with JPMorgan Chase Bank, N.A., Citigroup N.A., and Origin Bank. The Credit Agreement provides for a five-year revolving credit facility (the “Credit Facility”) of up to $300.0 million, maturing on August 4, 2027. In addition, during the term of the Credit Agreement, the Company may increase the aggregate amount of the Credit Facility by up to an additional $150.0 million, (for maximum aggregate lender commitments of up to $450.0 million), subject to customary conditions under the Credit Agreement, including obtaining a consent from participating lenders (or another lender, if applicable) to such increase. The Credit Facility may be used to issue letters of credit and for other business purposes, including working capital needs. The current unused fee rate is 0.175% on per annum basis.

As of March 31, 2023, and December 31, 2022 total unamortized debt issuance costs were $1.4 million and $1.5 million, respectively.

The Credit Agreement is collateralized by substantially all of the Company’s assets and contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for loans of this nature. In particular, the Credit Agreement will not permit the leverage ratio to be greater than 3.0 to 1.0, measured on the last day of any fiscal quarter. In addition, the Credit Agreement will not permit the interest coverage ratio to be less than 3.0 to 1.0, for any period of four consecutive quarters, measured on the last day of any fiscal quarter. Management has determined that the Company was in compliance with all financial and non-financial debt covenants as of March 31, 2023. As of March 31, 2023 and December 31, 2022, no amounts were outstanding under the Credit Agreement and available borrowings were $300.0 million.
Generally, borrowings under the Credit Agreement bear interest at a rate based on an alternative base rate (“ABR”), plus, in each case, an applicable margin. The applicable margin will range from (a) borrowings bearing interest at the ABR 2.00%, and (b) borrowings bearing interest at the Adjusted Term Secured Overnight Financing Rate, the Adjusted Australian Dollar Rate, the Adjusted Canadian Dollar Offered Rate or the Adjusted New Zealand Dollar Rate, as applicable for the interest period in effect for such borrowing plus the applicable rate.

8.Income Taxes
The Company computes interim period income taxes by applying an estimated annual effective tax rate to our year-to-date income from operations before income taxes, except for significant unusual or infrequently occurring items. The estimated effective tax rate is adjusted each quarter.

The estimated annual effective tax rate was 29.2% and 25.1% for the three months ended March 31, 2023, and 2022, respectively. The Company’s provision for income taxes was $3.7 million and $7.9 million, respectively, for the three months ended March 31, 2023 and 2022. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to discrete tax items including a stock-based compensation difference due to the decrease in stock price upon vesting versus the stock price at the grant date.
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
9.Capital Structure
As of March 31, 2023, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001 per share, and 1,250,000,000 shares of common stock, par value $0.001 per share, which was divided between two series: Class A common stock and Class B common stock. As of March 31, 2023, the Company had 1,000,000,000 shares of Class A common stock and 250,000,000 shares of Class B common stock authorized and 51,096,063 shares of Class A common stock and 168,153,590 shares of Class B common stock issued and outstanding. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock. During the three months ended March 31, 2023 and 2022, 7,772,294 and 2,336,595 shares of Class B common stock were converted to Class A common stock, respectively.
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

During the three months ended March 31, 2023, the Company repurchased and retired 346,699 shares of our Class A common stock for $3.2 million under this authorization.
Dividends
On December 21, 2022, the Company declared a special dividend of $0.35 per share on its Class A and Class B common stock, payable on February 15, 2023 to shareholders of record as of February 1, 2023. As part of the dividend, and pursuant to the underlying award agreements, holders of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) received a dividend equivalent of $0.35 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $81.4 million was to be satisfied in cash of $76.9 million payable to holders of Class A and Class B common stock with the remaining $4.5 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures. Of the cash amount, $1.2 million remains payable to holders of unvested shares of Class A common stock upon vesting of the underlying shares with $0.2 million of the cash dividend payable classified as non-current and presented in other non-current liabilities on the consolidated balance sheets.
10.Stock-Based Compensation
Stock-based Compensation Cost
The following table shows the stock-based compensation cost by award type for the periods indicated:

	Three Months Ended March 31,
	2023	2022
(in thousands)
Equity classified awards
Restricted stock units	$8,379	$6,826
Stock options	626	1,012
Class B common stock	1,889	2,662
Liability classified awards	12	(230)
Total stock-based compensation	$10,906	$10,270

The following table sets forth the total stock-based compensation cost included in the Company’s condensed consolidated statements of operations and comprehensive income or capitalized to assets for the periods indicated:

	Three Months Ended March 31,
	2023	2022
(in thousands)
Cost of revenue
Connected machines	$183	$3
Subscriptions	115	52
Accessories and materials	275	—
Total cost of revenue	573	55
Research and development	3,906	4,011
Sales and marketing	3,205	2,868
General and administrative	2,737	2,024
Total stock-based compensation expense	$10,421	$8,958
Capitalized for software development costs	430	541
Capitalized to inventories	55	771
Total stock-based compensation	$10,906	$10,270
As of March 31, 2023, there was $131.2 million of unrecognized stock-based compensation cost related to service-based awards which is expected to be recognized over a weighted-average period of 2.8 years. The total unrecognized compensation expense related to unvested performance-based restricted stock units (“PRSUs”) was $150.7 million as of March 31, 2023.
2021 Equity Incentive Plan
In March 2021, the Company’s 2021 Equity Incentive Plan became effective. The 2021 Equity Incentive Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. As of March 31, 2023, 42,615,720 shares of Class A common stock were reserved for issuance under this plan including shares reserved for previously granted awards discussed below as well as shares reserved for issuance of future awards under the plan.
A summary of the Company’s service-based restricted stock unit (“RSU”) activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	6,364,022	$18.16
Granted	3,331,500	$10.24
Dividend equivalent grants	223,415	—
Vested	(105,713)	$19.69
Forfeited / cancelled	(125,056)	$16.89
Outstanding at March 31, 2023	9,688,168	$15.43

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
A summary of the Company’s PRSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of PRSUs (a)	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	6,295,000	$23.32
Dividend equivalent grants	224,351	$—
Forfeited / cancelled	(55,359)	$23.37
Outstanding at March 31, 2023	6,463,992	$23.32
a.Represents the maximum number of PRSUs assuming all performance targets are achieved.
The expense recognized each period for these PRSUs is primarily dependent upon the Company’s estimate of the probability of achieving the performance targets. At March 31, 2023, the Company determined it was not probable any performance conditions would be achieved so no stock-based compensation was recorded for these PRSUs during the three months ended March 31, 2023.
Options under the 2021 Equity Incentive Plan have a contractual term of 10 years. The exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of the shares on the date of grant.
A summary of the Company’s stock option activity under the 2021 Equity Incentive Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2022	3,142,911	$20.00	4.6	$—
Forfeited / cancelled	(33,499)	$20.00
Outstanding at March 31, 2023	3,109,412	$20.00	4.4	$—
Vested and exercisable at March 31, 2023	2,274,558	$20.00	4.1	$—
During the three months ended March 31, 2023 and 2022, no options were granted.
Certain employees received restricted stock unit equivalents (“RSU equivalents”) which upon vesting are settled for a cash payment equal to the difference between the Company’s stock price on the vesting date less the base price specified at the time of the grant. As of March 31, 2023, the total recognized liability for these awards was immaterial.

Unvested Class B Common Stock
The Company’s unvested Class B common stock resulted from the Corporate Reorganization and is not part of the 2021 Equity Incentive Plan. Activity related to Class B common stock subject to future vesting for the three months ended March 31, 2023 is as follows:

	Number of Unvested Shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	4,655,214	$20.00
Vested	(1,803,656)	$20.00
Forfeited / cancelled	(103,906)	$20.00
Outstanding at March 31, 2023	2,747,652	$20.00
Options to Purchase Class B Common Stock
The Company’s options to purchase Class B common stock resulted from the Corporate Reorganization and are not part of the 2021 Equity Incentive Plan. A summary of the Company stock option activity for the options to purchase shares of Class B common stock is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2022	358,000	$9.04	2.8	$82
Exercised	(6,000)	9.04
Forfeited / cancelled	(8,000)	$9.04
Outstanding at March 31, 2023	344,000	$9.04	2.3	$399
Vested and exercisable at March 31, 2023	344,000	$9.04	2.3	$399
During the three months ended March 31, 2023 and 2022, the total intrinsic value of options exercised was immaterial.
2021 Employee Stock Purchase Plan
In March 2021, the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”) became effective. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of March 31, 2023, 8,422,446 shares of our Class A common stock were available for sale under the 2021 ESPP.
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

12.Leases
The Company leases office space with lease terms ranging from one to six years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease.

The Company has determined its leases should be classified as operating leases. Variable lease costs are comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and are classified as lease cost due to the Company's election to not separate lease and non-lease components. The Company incurred operating lease costs of $1.4 million for the three months ended March 31, 2023 and 2022. The Company also incurred variable lease costs of $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.5 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. These amounts were included in net cash provided by operating activities in the Company's consolidated statements of cash flows.
As of March 31, 2023, the maturities of the Company's operating lease liabilities were as follows:

Year Ending December 31,	Operating Leases
(in thousands)
2023 (remainder of the year)	$4,470
2024	5,495
2025	4,252
2026	3,798
2027	967
Total lease payments	$18,982
Less: imputed interest	$(954)
Present value of operating lease liabilities	$18,028
Operating lease liabilities, current	$5,474
Operating lease liabilities, non-current	$12,554
As of March 31, 2023, the weighted average remaining operating lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	As of March 31, 2023	As of March 31, 2022
Weighted-average remaining lease term of operating leases	3.5 years	4.5 years
Weighted-average discount rate of operating leases	2.5%	2.6%

13.Restructuring

During the three months ended March 31, 2023, the Company undertook a restructuring plan to improve efficiency and streamline operations. The Company recognized $1.2 million of severance costs which was primarily settled within the three months ended March 31, 2023. Of this amount, $0.7 million, $0.3 million, $0.2 million, were recorded within research and development, selling and marketing, and general and administrative expense, respectively.

14.Employee Benefit Plan
The Company sponsors a 401(k) plan for the benefit of its employees who have attained at least 18 years of age. The Company matches 50% of the first 12% of an employee’s salary contributed to the plan on the first day of the month following their hire date. The Company contributed $0.7 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.

15.Net Income Per Share
The computation of net income per share is as follows:

	Three Months Ended March 31,
	2023	2022
(in thousands, except share and per share amounts)
Basic earnings per share:
Net income	$9,099	$23,504
Shares used in computation:
Weighted-average common shares outstanding, basic	215,587,699	212,403,383
Earnings per share, basic	$0.04	$0.11

Diluted earnings per share:
Net income	$9,099	$23,504
Shares used in computation:
Weighted-average common shares outstanding, basic	215,587,699	212,403,383
Weighted-average effect of potentially dilutive securities:
Unvested common stock subject to forfeiture	2,813,251	8,170,977
Employee stock options	18,851	145,517
Restricted stock units	329,454	248,058
Diluted weighted-average common shares outstanding	218,749,255	220,967,935
Diluted net income per share	$0.04	$0.11
The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022

Employee stock options	3,109,412	3,256,069
Restricted stock units	8,940,648	3,987,963
Unvested common stock subject to forfeiture	657,228	128,447

As of March 31, 2023, 6,463,992 PRSUs were not assessed for inclusion in diluted earnings per share, and any potential antidilutive shares were excluded from the table above because they are subject to performance conditions that were not achieved as of such date.
16.Segment Information
The Company’s operating segments are generally organized by the type of product or service offered. Similar operating segments have been aggregated into three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. Segment information is presented in the same manner that the Company’s Chief Operating Decision Maker (“CODM”) reviews the results of operations in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of March 31, 2023, long-lived assets located outside the United States, primarily located in Malaysia and China, were $18.0 million.

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
Key financial performance measures of the segments including revenue, cost of revenue and gross profit are as follows:

	Three Months Ended March 31,
	2023	2022
(in thousands)
Connected Machines:
Revenue	$34,131	$62,391
Cost of revenue	$33,066	$60,713
Gross profit	$1,065	$1,678

Subscriptions:
Revenue	$75,083	$64,778
Cost of revenue	$7,631	$6,252
Gross profit	$67,452	$58,526

Accessories and Materials:
Revenue	$72,013	$117,614
Cost of revenue	$63,864	$78,798
Gross profit	$8,149	$38,816

Consolidated:
Revenue	$181,227	$244,783
Cost of revenue	$104,561	$145,763
Gross profit	$76,666	$99,020

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our interim condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Overview of Our Business and History
At Cricut, our mission is to help people lead creative lives. We have designed and built a creativity platform that enables our engaged and loyal community of over 8.2 million users to turn ideas into professional-looking handmade goods. With our highly versatile connected machines, design apps and accessories and materials, our users create everything from personalized birthday cards, mugs and T-shirts to large-scale interior decorations.

Our users’ journeys typically begin with the purchase of a connected machine. We currently sell a portfolio of connected machines that cut, write, score and create other decorative effects using a wide variety of materials including paper, vinyl, iron-on vinyl, pens, and more. Our connected machines are designed for a wide range of uses and are available at a variety of price points (MSRP by machine family as of March 31, 2023):
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
Users can leverage the full power of our platform by using our connected machines together with our free design apps, in-app purchases and subscription offerings to design and complete projects. All users can access a select number of free images, fonts and projects from our design apps or upload their own. In addition, we offer a wider selection of images, fonts and projects for purchase à la carte, including licensed content from partners with well-known brands and characters, like major motion picture studios. We also have two subscription offerings: Cricut Access and Cricut Access Premium. Cricut Access provides a subscription to images, fonts and projects as well as other member benefits, including exclusive software features and functionality, discounts, and priority Cricut Member Care. Cricut Access is billed monthly for $9.99 per month or annually for $95.88 per year. Cricut Access Premium includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping and is billed annually for $119.88 per year. As of March 31, 2023, we had over 2.7 million Paid Subscribers to Cricut Access and Cricut Access Premium.
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
For more information regarding our business model, factors affecting our performance, and seasonality, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K.
Key Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends and make strategic decisions.

	As of March 31,
	2023	2022
Users (in thousands)	8,239	6,904
Percentage of Users Creating in Trailing 90 Days	45%	54%
Paid Subscribers (in thousands)	2,715	2,311

	Three Months Ended March 31,
	2023	2022
Subscription ARPU	$9.31	$9.73
Accessories and Materials ARPU	$8.93	$17.67
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
Components of our Results of Operations
We operate and manage our business in three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. We identify our reportable segments based on the information used by management to monitor performance and make operating decisions. See Note 16 to our audited consolidated financial statements included elsewhere in this filing for additional information regarding our reportable segments.
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
Operating Expenses
Research and Development
Research and development expenses consist primarily of costs associated with the development of our connected machines, software and accessories and materials, including personnel-related expenses for engineering, product development and quality assurance, as well as prototype costs, service fees incurred by contracting with vendors and allocated overhead. We expect our research and development expenses to fluctuate in the near term as we refine our product roadmaps. Longer term, we expect research and development expense to return to our long-term expected range of 7-8% as a percentage of revenue. We expect to produce gross savings of approximately $4.6 million during 2023 as a result of the January 2023 restructuring plan.
Sales and Marketing
Sales and marketing expenses consist primarily of the advertising and marketing of our products, third-party payment processing fees, personnel-related expenses, including salaries and bonuses, benefits and stock-based compensation expense, as well as sales incentives, professional services, promotional items, and allocated overhead costs. We expect our sales and marketing expenses as a percentage of revenue to fluctuate in the near term. Longer term, we expect sales and marketing expense to return to our long-term expected range of 8-10% as a percentage of revenue. We expect to produce gross savings of approximately $1.1 million during 2023 as a result of the January 2023 restructuring plan.
General and Administrative
General and administrative expenses consist of personnel-related expenses for our finance, legal, human resources and administrative personnel, including salaries and bonuses, benefits and stock-based compensation expense, as well as the costs of professional services, any allocated overhead, information technology, impairment charges of unused equipment, and other administrative expenses. We expect our general and administrative expenses as a percentage of revenue to increase in the near term as we expand our operations, invest in systems enhancements, and incur expenses required of a public company. Longer term, we expect general and administrative expense to return to our long-term expected range of 3-4% as a percentage of revenue. We expect to produce gross savings of approximately $1.0 million during 2023 as a result of the January 2023 restructuring plan.
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
The following table is presented in thousands:

	Three Months Ended March 31,
	2023	2022
(in thousands)
Revenue:
Connected machines	$34,131	$62,391
Subscriptions	75,083	64,778
Accessories and materials	72,013	117,614
Total revenue	181,227	244,783
Cost of revenue:
Connected machines(1)	33,066	60,713
Subscriptions(1)	7,631	6,252
Accessories and materials(1)	63,864	78,798
Total cost of revenue	104,561	145,763
Gross profit	76,666	99,020
Operating expenses:
Research and development(1)	17,801	20,530
Sales and marketing(1)	29,616	32,789
General and administrative(1)	18,720	14,294
Total operating expenses	66,137	67,613
Income from operations	10,529	31,407
Other income (expense), net	2,315	(39)
Income before provision for income taxes	12,844	31,368
Provision for income taxes	3,745	7,864
Net income	$9,099	$23,504

(1)    Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
(in thousands)
Cost of revenue
Connected machines	$183	$3
Subscriptions	115	52
Accessories and materials	275	—
Total cost of revenue	573	55
Research and development	3,906	4,011
Sales and marketing	3,205	2,868
General and administrative	2,737	2,024
Total stock-based compensation expense	$10,421	$8,958

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%
(dollars in thousands)
Revenue:
Connected machines	$34,131	$62,391	$(28,260)	(45)%
Subscriptions	75,083	64,778	10,305	16%
Accessories and materials	72,013	117,614	(45,601)	(39)%
Total revenue	$181,227	$244,783	$(63,556)	(26)%

Three Months Ended March 31, 2023 and 2022
Connected Machines revenue decreased by $28.3 million, or 45%, to $34.1 million for the three months ended March 31, 2023 from $62.4 million for the three months ended March 31, 2022. The decrease was primarily driven by a decline in the number of Connected Machines sold during the period, across all product families, due to lower consumer demand.
Subscriptions revenue increased by $10.3 million, or 16%, to $75.1 million for the three months ended March 31, 2023 from $64.8 million for the three months ended March 31, 2022. The increase was primarily driven by an increase in the number of Paid Subscribers which increased by 17% from 2.3 million as of March 31, 2022 to over 2.7 million as of March 31, 2023.
Accessories and Materials revenue decreased by $45.6 million, or 39%, to $72.0 million for the three months ended March 31, 2023 from $117.6 million for the three months ended March 31, 2022. The decrease was driven by a decline in unit sales volume across all product families, due to lower consumer demand.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2023	2022	$	%
(dollars in thousands)
Cost of Revenue:
Connected machines	$33,066	$60,713	$(27,647)	(46)%
Subscriptions	7,631	6,252	1,379	22%
Accessories and materials	63,864	78,798	(14,934)	(19)%
Total cost revenue	$104,561	$145,763	$(41,202)	(28)%
Gross Profit:
Connected machines	1,065	1,678	(613)	(37)%
Subscriptions	67,452	58,526	8,926	15%
Accessories and materials	8,149	38,816	(30,667)	(79)%
Total gross profit	$76,666	$99,020	$(22,354)	(23)%
Gross Margin
Connected machines	3%	3%
Subscriptions	90%	90%
Accessories and materials	11%	33%

Three Months Ended March 31, 2023 and 2022
Connected Machines cost of revenue decreased by $27.6 million, or 46%, to $33.1 million for the three months ended March 31, 2023 from $60.7 million for the three months ended March 31, 2022. The decrease was primarily driven by a decline in the number of Connected Machines sold across all product families during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Gross margin for Connected Machines was 3% for the three months ended March 31, 2023 and the three months ended March 31, 2022. Gross margin was negatively impacted by increased warehousing and operations costs as a percentage of revenue and higher inventory procurement costs flowing through the P&L as inventory levels declined sequentially, offset by improved product mix.
Subscriptions cost of revenue increased by $1.4 million, or 22%, to $7.6 million for the three months ended March 31, 2023 from $6.3 million for the three months ended March 31, 2022. The increase was primarily driven by an increase in external digital content costs and amortization of capitalized software development costs.
Gross margin for Subscriptions was 90% for the three months ended March 31, 2022 and the three months ended March 31, 2023. Gross margin was negatively impacted by higher external digital content costs, offset by lower hosting fees and lower internal digital content costs.
Accessories and Materials cost of revenue decreased by $14.9 million, or 19%, to $63.9 million for the three months ended March 31, 2023 from $78.8 million for the three months ended March 31, 2022. The decrease was primarily driven by a decline in unit sales across all product families during the period. The decrease was partially offset by $8.6 million in excess inventory write-downs primarily attributed to Project Materials, higher inventory procurement costs flowing through the P&L as inventory levels declined sequentially, and higher warehousing and operations costs.
Gross margin for Accessories and Materials decreased to 11% for the three months ended March 31, 2023 from 33% for the three months ended March 31, 2022. Gross margin decreased primarily due to excess inventory write-downs of Project Materials, higher warehousing and operations costs, and higher inventory procurement costs flowing through the P&L as inventory levels declined sequentially.
Operating Expenses
Research and Development

	Three Months Ended March 31,		Change
	2023	2022	$	%
(dollars in thousands)
Research and development	$17,801	$20,530	$(2,729)	(13)%
As a percentage of total revenue	10%	8%
Research and development expenses decreased by $2.7 million, or 13%, to $17.8 million for the three months ended March 31, 2023 from $20.5 million for the three months ended March 31, 2022. The decrease was primarily due to a $3.4 million decrease in product development expenses for future products, partially offset by increases in personnel related expense.
Sales and Marketing

	Three Months Ended March 31,		Change
	2023	2022	$	%
(dollars in thousands)
Sales and marketing	$29,616	$32,789	$(3,173)	(10)%
As a percentage of total revenue	16%	13%
Sales and marketing expenses decreased by $3.2 million, or 10%, to $29.6 million for the three months ended March 31, 2023 from $32.8 million for the three months ended March 31, 2022. The decrease was primarily due to a

$2.3 million decrease in advertising and other marketing costs, a $0.7 million decrease in software and website subscriptions, and a $0.3 million decrease in personnel related expense, partially offset by increases in payment processing fees.
General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	$	%
(dollars in thousands)
General and administrative	$18,720	$14,294	$4,426	31%
As a percentage of total revenue	10%	6%
General and administrative expenses increased by $4.4 million, or 31%, to $18.7 million for the three months ended March 31, 2023 from $14.3 million for the three months ended March 31, 2022. The increase was primarily due to a $1.6 million increase in professional services expense, a $1.3 million increase in personnel related expense, a $1.1 million increase in bad debt expense, and a $1.1 million increase in software and website subscriptions, offset partially by other general expenses.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2023	2022	$	%
(dollars in thousands)
Other income (expense), net	$2,315	$(39)	$2,354	6,036%
Other income (expense), net increased by $2.4 million or 6,036% to $2.3 million for the three months ended March 31, 2023 from $(39) thousand for the three months ended March 31, 2022. The increase was due to an increase in interest income.

Income Tax Expense

	Three Months Ended March 31,		Change
	2023	2022	$	%
(dollars in thousands)
Provision for income taxes	$3,745	$7,864	$(4,119)	(52)%
Provision for income taxes decreased by $4.1 million, or 52%, to $3.7 million for the three months ended March 31, 2023 from $7.9 million for the three months ended March 31, 2022. The decrease was primarily due to a reduction in pre-tax net income and represents an effective tax rate after discrete items of 29.2% and 25.1% for the three months ended March 31, 2023 and 2022, respectively. The increase in the effective tax rate after discrete items is primarily due to discrete tax items including a stock-based compensation difference of $1.2 million due to the decrease in stock price upon vesting versus the stock price at the grant date.
Liquidity and Capital Resources

Our operations during the periods presented have been financed primarily through cash flow from operating activities and the net proceeds from our initial public offering in March of 2021. We believe our balances of cash and cash equivalents and marketable securities, which totaled $232.3 million and $75.0 million, respectively, as of March 31, 2023, along with forecasted cash expected to be generated by ongoing operations and $300.0 million in available borrowings and the option to increase the aggregate amount of the New Credit Facility by up to an additional $150.0 million (see Note 7) will be sufficient to satisfy our cash requirements over the next 12 months and beyond.

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
Other than our previously disclosed $50 million share repurchase program, our cash requirements have not changed materially since the 2022 Form 10-K.
Cash Flows

	Three Months Ended March 31,
	2023	2022
(in thousands)
Net cash flows provided by operating activities	$95,169	$15,579
Net cash flows used in investing activities	(7,741)	(9,807)
Net cash flows used in financing activities	(80,078)	(1,642)
Operating Activities
The change in net cash flows from operating activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is primarily due to lower inventory purchases during 2023 due to higher beginning inventory balances combined with softening of consumer demand. In addition, a smaller decrease in payable balances with inventory vendors in 2023 compared to 2022, due to fewer purchases in 2023. These increases were partially offset by a reduction in cash received from accounts receivable in 2023 compared to 2022.
Investing Activities
The change in net cash flows from investing activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to lower capital expenditures.
Financing Activities
The change in net cash flows from financing activities for the three months ended March 31, 2023 compared to three months ended March 31, 2022 was primarily due to dividend payments of $75.5 million and stock repurchases of $3.2 million during the three months ended March 31, 2023.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Note 2 of the notes to our condensed consolidated financial statements in the section titled “—Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the 2022 Form 10-K.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the 2022 Form 10-K. There have been no material changes to the Company’s market risk during the first three months of 2023.
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
Since launching our first connected machine, we have built a loyal and growing community of users that has reached substantial scale. Our business and rate of growth is dependent upon our ability to attract and engage with our users. User engagement is one of many factors that affects our revenue in each of our segments, and it is difficult to isolate its effect on revenue and our other financial results in any given quarter. We cannot ensure that our efforts to attract and engage with users, which we modify from time to time, will be successful or that we will be able to maintain sales to our users. There are a number of factors that could impact our number of users and our ability to increase sales to users, including:
•a decline in the public’s interest in or discretionary time and money available for do-it-yourself, or DIY, crafting activities;
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

For the three months ended March 31, 2023, our top seven brick-and-mortar and online retail partners accounted for 32% of total revenue. We anticipate that a similar level of concentration will continue for the foreseeable future.
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
Our ability to continue our revenue growth and increase our profitability depends in part upon our ability to successfully implement certain strategic go-to-market initiatives, including expanding our online sales presence while continuing to work with key brick-and-mortar and online retail partners. Our online sales include online sales through the websites of our brick-and-mortar and online retail partners as well as through our own website cricut.com. In the year ended December 31, 2020, 48% of our revenue was generated from these online channels. In the year ended December 31, 2021, 50% of our revenue was generated from these online channels. For the twelve months ended December 31, 2022, 59% of our revenue was generated from these online channels. For the three months ended March 31, 2023, 64% of our revenue was generated from these online channels. There can be no assurance that online sales will remain at these levels in the future or that we will be able to continue to significantly grow our online channels.

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
As of March 31, 2023, approximately 33% of our users were Paid Subscribers. If we are unable to maintain or increase subscriptions, which have higher margins than our other products, our future revenue and results of operations could be harmed. Our Paid Subscribers have no contractual obligation to renew their subscriptions to Cricut Access or Cricut Access Premium after the expiration of their initial subscription term, and our subscriptions may be offered on a monthly and annual basis. The images and designs on our platform are available for purchase à la carte, which may limit the incentive for users to purchase subscriptions. Our ability to increase new subscriptions may decline or fluctuate as a result of a number of factors, including seasonality, the quality of images and projects we offer, level of engagement, the number of new features and capabilities only offered through our subscriptions, the prices of products offered by our competitors and the budgets and consumer spending habits of our users. If our users do not renew their subscriptions or if additional users do not purchase subscriptions, our future revenue and results of operations could be harmed. To the extent that users of our free design apps do not purchase images, projects or products à la carte or convert to a subscription, our future revenue and results of operations could be harmed. Our efforts to increase our subscriptions may not have the desired effect. For example, in 2021, we proposed changes to our free Design Space app that would have limited the number of personal images or patterns a user could upload and save each month to our cloud without a subscription; however, because of user reaction, we determined not to proceed with the proposed changes. Instead of increasing subscriptions, other attempts to increase subscriptions could cause our users to limit their use of our connected machines, cause reputational harm and damaged relationships, and result in reduced sales of connected machines and accessories and materials, any of which could negatively affect our future revenue and results of operations. Finally, any future changes to our subscription model could make our subscriptions less attractive to users or reduce our margins on subscriptions, which could negatively affect our future revenue and results of operations.
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
If we are unable to sustain pricing levels for our products and subscriptions, whether due to competitive pressure or otherwise, our gross margins could be significantly reduced. As of March 31, 2023, our portfolio of connected machines range from $179.00 to $429.00 MSRP, and subscription offerings range from $9.99 per month to $95.88 per year for Cricut Access or $119.88 per year for Cricut Access Premium, which includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping. Within our accessories and materials, our SKUs range in price from $0.99 to $999.00.
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
We have grown rapidly in recent years and have limited operating experience at our current size. For example, our revenue grew from $486.6 million in 2019 to $1,306.2 million in 2021 before reducing to $886.3 million in 2022. In addition, between December 31, 2020 and December 31, 2021, our employee headcount increased from over 640 to over 830. As of December 31, 2022, our employee headcount was over 775, and as March 31, 2023, our employee headcount was over 690. In January 2023, due to the challenging macroeconomic environment and with the goal of maintaining the health and sustainability of the company, we implemented a workforce reduction which impacted approximately 8% of Cricut employees. While we do not expect headcount growth to continue at the same pace as in recent years, we may choose to significantly increase headcount again in the future. Further, as we grow, our business becomes increasingly complex, particularly for a company of our relative size. To effectively manage and capitalize on our growth, we must continue to forecast demand and manage our supply chain, expand our sales and marketing, focus on innovative product development, upgrade and secure our management information systems and other processes and obtain more space for our expanding staff. Our continued growth and complexity could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training and managing a diffuse and growing employee base. Failure to scale with growth could harm our future success, including our ability to effectively focus on and pursue our corporate objectives. Moreover, the complicated nature of our business, in which we design our own products, develop our own design apps, rely on third-party manufacturers and sell our products through brick-and-mortar and online retail partners, as well as through our website, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. If we do not adapt to meet these evolving challenges, including hiring and maintaining the right number of employees for each aspect of our business, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products may suffer and our company culture may be harmed.
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
We believe that our growth depends on our ability to reach our market opportunity in terms of our SAM, which includes active creatives who we address with our current products and price points, and our TAM, which includes potential creatives who we believe we can reach over the long term as we make products for new uses and products that are more accessible, even easier to use and available at a broad set of price points. See the section titled “Business - Our Opportunity.”. We assess our SAM and TAM in the United States and Canada, as well as internationally. We believe that in order to further penetrate our SAM and TAM, we must continually improve ease of use and user experience, launch new products in new categories and expand internationally. For example, some users find our connected machines to be challenging to use or may require user education in order to operate them efficiently or have the best user experience. If we are not able to make our connected machines easier to use or improve user education and experience, we may not be able to expand our SAM and TAM. Our SAM and TAM are representative of a broad demographic. However, historically we have served a largely female demographic representing 93% of our users as of December 31, 2022. We continue to explore additional offerings that address new categories that will appeal to a wider demographic. Any new offerings may not appeal to current consumer preferences and may not be accepted by our user community or potential new users. While we believe our growth depends on our ability to expand our sales into our SAM and our TAM, we cannot be certain that we will be successful in doing so.
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
Our top seven brick-and-mortar and online retail partners, measured by the product revenue we derive from them, accounted for 52% of product revenue for the year ended December 31, 2021, 37% for the year ended December 31, 2022, and 32% for the three months ended March 31, 2023. Gross margins from sales to retailers may decline as a result of a number of factors outside our control, including inflationary pricing pressures, tariffs as a result of trade wars and our reliance on a primary contract manufacturer which holds influence over the supply chain. This may magnify the impact of variations in revenue and operating costs on our results of operations, which in turn could adversely affect our overall margins and profitability. We had in 2020, 2021 and 2022, and may continue to have in the future, low gross margins in the early stages of our relationships with certain brick-and-mortar and online retail partners, particularly international brick-and-mortar and online retail partners that often require significant ramp-up periods, which has and may in the future adversely affect our total revenue. To compete effectively, we have been, and may in the future decide to offer significant discounts to large brick-and-mortar and online retail partners at lower margins or reduce or withdraw from existing relationships with smaller brick-and-mortar and online retail partners, which could negatively impact our revenue and could adversely affect our gross margins and overall profitability.
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
Our products and subscriptions may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, inflationary pressures, consumers’ individual savings-to-spend ratio, levels of unemployment, discretionary time and money available, tax rates and political factors, including war or other armed conflicts, including the current conflict between Russia and Ukraine. While we saw an increase in demand for our products and subscriptions during the COVID-19 pandemic in 2020 and 2021, our current revenue growth rates are declining compared to those years. There can be no assurance that sales will return to 2020 and 2021 levels in the future or that we will be able to continue to significantly grow our revenue in a post-COVID-19 environment. To date, our business has operated almost exclusively in a relatively strong economic environment. Current deteriorating general economic conditions, inflationary pressures affecting the pricing of our products, and changes in consumer spending preferences and buying trends are having an adverse effect on demand for our products. Unfavorable economic conditions or other related factors may lead consumers to delay or reduce purchases of our products and subscriptions, and consumer demand for our products and subscriptions may not grow as we expect. As a result of these factors, our rate of adding new users is declining in comparison to the last two years and, in the short term, the number of paid subscribers could remain flat or decline. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and subscriptions could adversely affect our business, financial condition and results of operations.
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
In August 2022, we entered into a credit agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A, as administrative agent, and the lenders party thereto, providing for a five-year senior secured revolving credit facility with aggregate lender commitments of $300.0 million. We have the option to increase the lender commitments by up to $150.0 million(for maximum aggregate lender commitments of up to $450.0 million), subject to the satisfaction of certain conditions under the Credit Agreement, including obtaining the consent of the administrative agent and each lender being added or increasing its commitment.
The Credit Agreement and related loan documents could have important consequences to us, including the following:
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
The Credit Agreement and related loan documents contain covenants that limit our discretion with respect to certain business matters, including incurring additional debt, granting liens on our assets, acquiring assets, disposing of assets, making investments, declaring dividends, entering into related-party transactions and engaging in new types of business. We are also subject to financial covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. A breach of any of these covenants could result in a default under the Credit Agreement, which could result in the termination of the lenders’ commitments to make loans thereunder and the acceleration of our payment obligations under the Credit Agreement and related loan documents.
Pursuant to the Credit Agreement and related loan documents, we granted a security interest in substantially all of our assets. If we default on our obligations thereunder, the secured parties may be able to foreclosure upon their security interests and otherwise be entitled to obtain or control those assets.
If these events were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the Credit Agreement and related loan documents.
In addition, the lenders’ obligations to make loans or other credit accommodations under the Credit Agreement is subject to the satisfaction of certain conditions precedent including, for example, that our representations and warranties therein and the related loan documents are true and correct in all material respects as of the date of the proposed credit extension. If any of our representations or warranties in the Credit Agreement or the related loan documents are not true and correct in all material respects as of the date of a proposed credit extension, or if other conditions precedent are not satisfied, we may not be able to request new loans or other credit accommodations under the Credit Agreement, which could have a material adverse impact on our business, results of operation, financial condition and cash flows.
Additionally, from time to time in the future we may need to refinance obligations outstanding under the Credit Agreement and related loan documents. At the time we must refinance, the market for our debt, or our financial condition or asset valuations, may not be favorable. It is possible that financing to replace or renew our debt may be unfavorable, which would adversely affect our financial condition and results of operations. In certain cases, we may turn to equity or other alternative financing.
Our debt under the Credit Agreement is subject to variable rates of interest. If interest rates increase, our borrowing costs may increase substantially. This could have a material adverse impact on our business, results of operation, financial condition and cash flows. We may use interest rate derivatives to hedge a portion of our variable rate debt, when appropriate, based upon market conditions.
We may not be able to satisfy our debt obligations upon the occurrence of a change in control under the Credit Agreement
Upon the occurrence of a change in control as defined in the Credit Agreement, the lenders will have the right to terminate their commitments to lend under the Credit Agreement and to declare all outstanding obligations under the Credit Agreement and related loan documents due and payable. There can be no assurance that we would have sufficient resources available to satisfy all of our obligations under the Credit Agreement and related loan documents in the event of a change in control. If we were unable to satisfy these obligations, it could have a material adverse impact on our business and the holders of our capital stock. A “change in control”, as defined in the Credit Agreement, includes, among other events, the acquisition of ownership, directly or indirectly, beneficially or of record, by any Person or group (within the meaning of the Securities Exchange Act of 1934 and the rules of the SEC thereunder as in effect on the date hereof), other than Permitted Holders (as defined therein), of equity interests representing more than 35% of the aggregate ordinary voting power represented by our issued and outstanding equity interests.
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
Our Class A common stock has one vote per share and our Class B common stock has five votes per share, except as otherwise required by law. As of March 31, 2023, Petrus and affiliates hold 125,614,741 shares of issued and outstanding Class B common stock. Accordingly, Petrus and affiliates hold approximately 70% of the voting power of our outstanding capital stock in the aggregate. Petrus is able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Petrus may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between Petrus and our other stockholders, which may result in Petrus undertaking, or causing us to undertake, actions that would be desirable for Petrus but would not be desirable for our other stockholders.
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
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other negative consequences. For example, certain index providers (like FTSE Russell) have restrictions on including companies with multiple-class share structures in certain of their indices, while others (like S&P Dow Jones) have backed away from such policies. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. These policies are still fairly new and it is currently unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress their valuations compared to the valuations of other similar companies that are included. Because of our dual class structure, we will likely be excluded from certain of these indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make our

Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
•the inclusion or exclusion of our Class A common stock from any trading indices;
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
Our directors, executive officers and holders of 5% or more of our common stock hold approximately 91% of the total voting power of our common stock and are able to exert significant control over us, which will limit your ability to influence the outcome of important transactions, including a change of control.
Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, hold, in the aggregate, approximately 91% of the total voting power of shares of our outstanding common stock, based on the number of shares outstanding as of March 31, 2023. Further, Petrus and affiliates, collectively, are currently our largest stockholder. Petrus and affiliates hold approximately 70% of the total voting power of our common stock-based on the number of shares outstanding as of March 31, 2023. As a result, our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our Class A common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our Class A common stock.
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

We may not pay dividends in the future.
We declared a $0.35 per share special dividend payable February 15, 2023, for stockholders of record on February 1, 2023; however, we may not pay any other dividends in the future. Additionally, our ability to pay dividends on our capital stock is limited by the restrictions under the terms of our Credit Agreement. Generally, under our Credit Agreement, we cannot pay dividends on our capital stock unless both (a) no default or event of default has occurred and is continuing and (b) our Leverage ratio (as defined therein) will not exceed 2.50 to 1.00, determined on a pro forma basis as of the most recently completed fiscal quarter for which we have delivered financial statements to the administrative agent and giving effect to any indebtedness incurred in connection therewith. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding share repurchases made by Cricut during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
January 1, 2023 through January 31, 2023	222,558	$9.37	222,558	$29,405
February 1, 2023 through February 28, 2023	22,317	$9.48	22,317	$29,193
March 1, 2023 through March 31, 2023	101,824	$9.23	101,824	$28,254
Total	346,699	$9.34	346,699	$28,254
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

Date:	May 9, 2023	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2023	By:		/s/ Kimball Shill
			Name:	Kimball Shill
			Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2023	By:		/s/ Ryan Harmer
			Name:	Ryan Harmer
			Title:	VP of Accounting, Corporate Controller
(Principal Accounting Officer)