Form 10-Q
period 2023-06-30
Cricut, Inc.
filed 2023-08-09
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2023, the registrant had 52,972,343 shares of Class A Common Stock, and 166,857,988 shares of Class B Common Stock, outstanding.

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
•expectations regarding the financial condition of our brick-and-mortar and online retail partners, online and e-commerce channels and users;
•risks related to general socio-economic and political conditions, consumer confidence, as well as current macro-economic and post-COVID-19 factors; and
•the other factors identified under the section titled “Risk Factors” appearing elsewhere in this Quarterly Report on Form 10-Q.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Cricut, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share )

	As of June 30, 2023	As of December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$286,121	$224,943
Marketable securities	75,364	74,256
Accounts receivable, net	88,651	136,539
Inventories	294,330	351,682
Prepaid expenses and other current assets	18,574	23,842
Total current assets	763,040	811,262
Property and equipment, net	58,471	63,407
Operating lease right-of-use asset	14,576	17,078
Intangible assets, net	380	760
Deferred tax assets	31,311	23,819
Other assets	30,563	33,301
Total assets	$898,341	$949,627
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$67,171	$63,195
Accrued expenses and other current liabilities	48,289	69,775
Deferred revenue, current portion	39,605	34,869
Operating lease liabilities, current portion	5,439	5,436
Dividends payable, current portion	234,693	80,781
Total current liabilities	395,197	254,056
Operating lease liabilities, net of current portion	11,141	13,935
Deferred revenue, net of current portion	2,812	3,789
Other non-current liabilities	6,884	5,112
Total liabilities	416,034	276,892
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022.	—	—
Common stock, par value $0.001 per share, 1,250,000,000 shares authorized as of June 30, 2023, 219,830,304 shares issued and outstanding as of June 30, 2023; 1,250,000,000 shares authorized as of December 31, 2022, 219,656,587 shares issued and outstanding as of December 31, 2022.	220	220
Additional paid-in capital	482,724	672,990
Retained earnings	—	—
Accumulated other comprehensive loss	(637)	(475)
Total stockholders’ equity	482,307	672,735
Total liabilities and stockholders’ equity	$898,341	$949,627
    See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Connected machines	$37,284	$35,438	$71,415	$97,829
Subscriptions	76,129	67,604	151,212	132,382
Accessories and materials	64,352	80,715	136,365	198,329
Total revenue	177,765	183,757	358,992	428,540
Cost of revenue:
Connected machines	33,765	34,882	66,831	95,595
Subscriptions	7,898	6,181	15,529	12,433
Accessories and materials	48,447	57,266	112,311	136,064
Total cost of revenue	90,110	98,329	194,671	244,092
Gross profit	87,655	85,428	164,321	184,448
Operating expenses:
Research and development	16,346	20,055	34,147	40,585
Sales and marketing	29,407	31,516	59,023	64,305
General and administrative	22,652	13,828	41,372	28,122
Total operating expenses	68,405	65,399	134,542	133,012
Income from operations	19,250	20,029	29,779	51,436
Total other income (expense), net	3,691	322	6,006	283
Income before provision for income taxes	22,941	20,351	35,785	51,719
Provision for income taxes	6,917	6,524	10,662	14,388
Net income	$16,024	$13,827	$25,123	$37,331
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable securities, net of tax	$(318)	$(343)	$(130)	$(343)
Change in foreign currency translation adjustment, net of tax	(50)	(110)	(32)	(122)
Comprehensive income	$15,656	$13,374	$24,961	$36,866
Earnings per share, basic	$0.07	$0.06	$0.12	$0.17
Earnings per share, diluted	$0.07	$0.06	$0.11	$0.17
Weighted-average common shares outstanding, basic	216,963,697	214,852,256	216,236,887	213,634,584
Weighted-average common shares outstanding, diluted	219,915,839	220,791,640	219,597,977	221,199,963
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	219,656,587	$220	$672,990	$—	$(475)	$672,735
Net income	—	—	—	9,099	—	9,099
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	43,671	—	(169)	—	—	(169)
Forfeiture of unvested common stock and dividend equivalents	(103,906)	—	275	—	—	275
Repurchase of common stock	(346,699)	(1)	(3,243)	—	—	(3,244)
Dividend equivalents issued	—	—	4,366	—	—	4,366
Stock-based compensation	—	—	10,895	—	—	10,895
Other comprehensive income	—	—	—	—	206	206
Balance as of March 31, 2023	219,249,653	$219	$685,114	$9,099	$(269)	$694,163
Net income	—	—	—	16,024	—	16,024
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	884,619	1	(4,583)	—	—	(4,582)
Forfeiture of unvested common stock and dividend equivalents	(199,898)	—	120	—	—	120
Repurchase of common stock	(104,070)	—	(967)	—	—	(967)
Dividends declared	—	—	(209,502)	(25,123)	—	(234,625)
Stock-based compensation	—	—	12,542	—	—	12,542
Other comprehensive loss	—	—	—	—	(368)	(368)
Balance as of June 30, 2023	219,830,304	$220	$482,724	$—	$(637)	$482,307

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	221,913,559	$222	$717,369	$(43,560)	$(55)	$673,976
Net income	—	—	—	23,504	—	23,504
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	10,387	—	(1,328)	—	—	(1,328)
Forfeiture of unvested common stock	(114,332)	—	—	—	—	—
Stock-based compensation	—	—	10,500	—	—	10,500
Compensatory units repurchased	—	—	(14)	—	—	(14)
Other comprehensive loss	—	—	—	—	(12)	(12)
Balance as of March 31, 2022	221,809,614	$222	$726,527	$(20,056)	$(67)	$706,626
Net income	—	—	—	13,827	—	13,827
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	500,237	—	(3,218)	—	—	(3,218)
Forfeiture of unvested common stock	(123,492)	—	—	—	—	—
Stock-based compensation	—	—	11,478	—	—	11,478
Other comprehensive loss	—	—	—	—	(453)	(453)
Balance as of June 30, 2022	222,186,359	$222	$734,787	$(6,229)	$(520)	$728,260
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$25,123	$37,331
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	14,378	12,129
Bad debt expense	6,563	—
Impairments	1,959	—
Stock-based compensation	22,307	19,360
Deferred income tax	(7,447)	—
Non-cash lease expense	2,478	2,406
Unrealized foreign currency loss	599	—
Provision for inventory obsolescence	10,280	4,454
Other	(1,290)	(59)
Changes in operating assets and liabilities:
Accounts receivable	40,665	118,447
Inventories	50,356	(64,783)
Prepaid expenses and other current assets	5,286	4,237
Other assets	(523)	(594)
Accounts payable	4,277	(91,840)
Accrued expenses and other current liabilities and other non-current liabilities	(16,457)	(25,990)
Operating lease liabilities	(2,702)	(1,861)
Deferred revenue	3,760	(231)
Net cash and cash equivalents provided by operating activities	159,612	13,006
Cash flows from investing activities:
Purchases of marketable securities	—	(84,601)
Proceeds from maturities of marketable securities	—	807
Purchases of property and equipment, including capitalized software development costs	(12,825)	(17,775)
Net cash and cash equivalents used in investing activities	(12,825)	(101,569)
Cash flows from financing activities:
Repurchases of common stock	(4,210)	—
Repurchase of compensatory units	—	(14)
Proceeds from exercise of stock options	208	31
Employee tax withholding payments on stock-based awards	(5,799)	(5,048)
Cash dividend	(75,808)	—
Net cash and cash equivalents used in financing activities	(85,609)	(5,031)
Effect of exchange rate on changes on cash and cash equivalents	—	(232)
Net increase (decrease) in cash and cash equivalents	61,178	(93,826)
Cash and cash equivalents at beginning of period	224,943	241,597
Cash and cash equivalents at end of period	$286,121	$147,771
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$12,086	$5,967
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,307
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$2,447	$5,895
Tax withholdings on stock-based awards included in accrued expenses and other current liabilities	$483	$388
Stock-based compensation capitalized for software development costs	$975	$1,153
Leasehold improvements acquired through tenant allowances	$—	$752
Dividends declared but unpaid	$234,625	$—
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
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows and the changes in equity for the interim periods. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending December 31, 2023, or any other period.
There were no material changes to the Company's significant accounting policies during the six months ended June 30, 2023.
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
Money market funds and certain marketable securities are highly liquid investments and are actively traded. The pricing information for these assets is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. Other marketable securities such as U.S. Treasury securities are valued using observable inputs from similar assets, or from observable data in markets that are not active; these assets are classified as Level 2 of the fair value hierarchy. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. There were no liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.
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
Accounts Receivable
Accounts receivable are recorded at original invoice amounts less estimates for credit losses. Management determines the allowance for credit losses by specifically identifying troubled accounts and by using historical write off experience, adjusted for current market conditions and reasonable supportable forecasts of future economic conditions, applied to an aging of all other accounts. If a retailer fails to follow the policies and guidelines in our sales agreements, we may choose to temporarily or permanently stop shipping product to that retailer.
As of June 30, 2023, and December 31, 2022, the Company had allowances against accounts receivable of $7.0 million and $0.4 million, respectively.
3.Revenue and Deferred Revenue
Deferred revenue relates to performance obligations for which payments have been received from the customer prior to revenue recognition. Deferred revenue primarily consists of deferred subscription-based services. Deferred revenue also includes amounts allocated from the sale of a connected machine to the unspecified upgrades and enhancements and the Company’s cloud-based services. The Company has no material contract assets as of June 30, 2023 and December 31, 2022.

The following table summarizes the changes in the deferred revenue balance for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
(in thousands)
Deferred revenue, beginning of period	$38,658	$35,405
Recognition of revenue included in beginning of period deferred revenue	(27,416)	(23,938)
Revenue deferred, net of revenue recognized on contracts in the respective period	31,175	23,707
Deferred revenue, end of period	$42,417	$35,174
As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the deferred revenue balance.
The Company expects the following recognition of deferred revenue as of June 30, 2023:

	Year Ended December 31,
	2023 (remainder of year)	2024	2025	2026	Total
(in thousands)
Revenue expected to be recognized	$31,828	$9,125	$1,349	$115	$42,417
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 16 under the heading “Segment Information.”
Revenue recognized during the three and six months ended June 30, 2023 related to performance obligations satisfied or partially satisfied was $0.2 million and $1.2 million, respectively.
The following table presents the total revenue by geography based on the ship-to address for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
North America*	$145,124	$159,479	$292,880	$367,784
International	32,641	24,278	66,112	60,756
Total revenue	$177,765	$183,757	$358,992	$428,540
*North America revenue consists of revenues from the United States and Canada.

4.Cash, Cash Equivalents, and Financial Instruments
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Adjusted Cost	Allowance for Credit Losses	Total Unrealized Gains	Total Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$247,365	$—	$—	$—	$247,365	$247,365	$—
Level 1:
Money market funds	38,756	—	—	—	38,756	38,756	—
Subtotal	38,756	—	—	—	38,756	38,756	—
Level 2:
U.S. treasury securities	75,942	—	—	(578)	75,364	—	75,364
Subtotal	75,942	—	—	(578)	75,364	—	75,364
Total	$362,063	$—	$—	$(578)	$361,485	$286,121	$75,364

	As of December 31, 2022
	Adjusted Cost	Allowance for Credit Losses	Total Unrealized Gains	Total Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$155,459	$—	$—	$—	$155,459	$155,459	$—
Level 1:
Money market funds	69,484	—	—	—	69,484	69,484	—
Subtotal	69,484	—	—	—	69,484	69,484	—
Level 2:
U.S. treasury securities	74,659	—	—	(403)	74,256	—	74,256
Subtotal	74,659	—	—	(403)	74,256	—	74,256
Total	$299,602	$—	$—	$(403)	$299,199	$224,943	$74,256
Marketable securities held as of June 30, 2023 generally mature over the next five to eighteen months.
5.Inventories
Inventories are comprised of the following:

	As of June 30, 2023	As of December 31, 2022
(in thousands)
Raw materials	$39,530	$40,911
Finished goods	281,484	340,557
Total inventories	$321,014	$381,468
Inventories current	$294,330	$351,682
Inventories non-current (included in other assets)	$26,684	$29,786
The Company has included zero and $4.5 million in finished goods for connected machines that are currently undergoing rework prior to being in a sellable condition as of June 30, 2023 and December 31, 2022, respectively.

6.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of June 30, 2023	As of December 31, 2022
(in thousands)
Sales incentives	$23,536	$35,552
Other accrued liabilities and other current liabilities	24,753	34,223
Total accrued expenses	$48,289	$69,775
7.    Revolving Credit Facility
On August 4, 2022, the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A, Citigroup N.A., PNC Bank, N.A., KeyBank, N.A., and other parties. The Credit Agreement replaced the Company’s prior asset-based Credit Agreement with JPMorgan Chase Bank, N.A., Citigroup N.A., and Origin Bank. The Credit Agreement provides for a five-year revolving credit facility (the “Credit Facility”) of up to $300.0 million, maturing on August 4, 2027. In addition, during the term of the Credit Agreement, the Company may increase the aggregate amount of the Credit Facility by up to an additional $150.0 million, (for maximum aggregate lender commitments of up to $450.0 million), subject to customary conditions under the Credit Agreement, including obtaining a consent from participating lenders (or another lender, if applicable) to such increase. The Credit Facility may be used to issue letters of credit and for other business purposes, including working capital needs. The current unused fee rate is 0.175% on per annum basis.
As of June 30, 2023, and December 31, 2022 total unamortized debt issuance costs were $1.3 million and $1.5 million, respectively.
The Credit Agreement is collateralized by substantially all of the Company’s assets and contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for loans of this nature. In particular, the Credit Agreement will not permit the leverage ratio to be greater than 3.0 to 1.0, measured on the last day of any fiscal quarter. In addition, the Credit Agreement will not permit the interest coverage ratio to be less than 3.0 to 1.0, for any period of four consecutive quarters, measured on the last day of any fiscal quarter. Management has determined that the Company was in compliance with all financial and non-financial debt covenants as of June 30, 2023. As of June 30, 2023 and December 31, 2022, no amounts were outstanding under the Credit Agreement and available borrowings were $300.0 million.
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

The estimated annual effective tax rate was 30.2% and 29.8% for the three and six months ended June 30, 2023, respectively, and 32.1% and 27.8% for the three and six months ended June 30, 2022, respectively. The Company’s provision for income taxes was $6.9 million and $10.7 million, respectively, for the three and six months ended June 30, 2023, and $6.5 million and $14.4 million, respectively, for the three and six months ended June 30, 2022. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to discrete tax items including a stock-based compensation difference due to the decrease in stock price upon vesting versus the stock price at the grant date.
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
9.Capital Structure
As of June 30, 2023, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001 per share, and 1,250,000,000 shares of common stock, par value $0.001 per share, which was divided between two series: Class A common stock and Class B common stock. As of June 30, 2023, the Company had 1,000,000,000 shares of Class A common stock and 250,000,000 shares of Class B common stock authorized and 52,675,233 shares of Class A common stock and 167,155,071 shares of Class B common stock issued and outstanding. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock. During the six months ended June 30, 2023 and 2022, 8,573,915 and 5,653,017 shares of Class B common stock were converted to Class A common stock, respectively.
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

During the six months ended June 30, 2023, the Company repurchased and retired 450,769 shares of our Class A common stock for $4.2 million under this authorization.
Dividends
On May 18, 2023, the Company declared a special dividend of $1.00 per share on its Class A and Class B common stock, payable on July 17, 2023 to shareholders of record as of July 3, 2023. As part of the dividend, and pursuant to the underlying award agreements, holders of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) received a dividend equivalent of $1.00 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $234.6 million was to be satisfied in cash of $219.8 million payable to holders of Class A and Class B common stock with the remaining $14.8 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures.
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
Dividends payable includes dividends declared but not yet paid and prior dividends on unvested shares of Class A common stock payable upon future vesting. $0.8 million of the cash dividend payable is classified as non-current and presented in other non-current liabilities on the consolidated balance sheets due to vesting conditions.

10.Stock-Based Compensation
Stock-based Compensation Cost
The following table shows the stock-based compensation cost by award type for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Equity classified awards
Restricted stock units	$10,640	$8,424	$19,019	$15,250
Stock options	520	906	1,146	1,918
Class B common stock	1,383	2,148	3,272	4,810
Liability classified awards	14	22	26	(208)
Total stock-based compensation	$12,557	$11,500	$23,463	$21,770
The following table sets forth the total stock-based compensation cost included in the Company’s condensed consolidated statements of operations and comprehensive income or capitalized to assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Cost of revenue
Connected machines	$191	$9	$374	$12
Subscriptions	214	107	329	159
Accessories and materials	249	—	524	—
Total cost of revenue	654	116	1,227	171
Research and development	4,717	4,915	8,623	8,926
Sales and marketing	3,001	3,255	6,206	6,123
General and administrative	3,514	2,116	6,251	4,140
Total stock-based compensation expense	$11,886	$10,402	$22,307	$19,360
Capitalized for software development costs	545	612	975	1,153
Capitalized to inventories	126	486	181	1,257
Total stock-based compensation	$12,557	$11,500	$23,463	$21,770
As of June 30, 2023, there was $119.7 million of unrecognized stock-based compensation cost related to service-based awards which is expected to be recognized over a weighted-average period of 2.7 years. The total unrecognized compensation expense related to unvested performance-based restricted stock units (“PRSUs”) was $147.2 million as of June 30, 2023.
2021 Equity Incentive Plan
In March 2021, the Company’s 2021 Equity Incentive Plan became effective. The 2021 Equity Incentive Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. As of June 30, 2023, 41,746,040 shares of Class A common stock were reserved for issuance under this plan including shares reserved for previously granted awards discussed below as well as shares reserved for issuance of future awards under the plan.

A summary of the Company’s service-based restricted stock unit (“RSU”) activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	6,364,022	$18.16
Granted	3,722,994	$10.60
Dividend equivalent grants	223,415	—
Vested	(1,549,421)	$18.53
Forfeited / cancelled	(266,194)	$15.52
Outstanding at June 30, 2023	8,494,816	$14.83
In 2022, the Company granted PRSUs under the 2021 Equity Incentive Plan to certain employees that represent shares potentially issuable in the future. The PRSUs vest in two equal tranches subject to the Company achieving cumulative adjusted earnings per share over eight quarters of $4.93 per share and $6.16 per share, respectively, at any point during the 5-year performance period, subject to employees remaining with the Company through the vesting date. Adjusted earnings per share means GAAP net income adjusted to exclude income tax expenses, as well as stock-based compensation expense and payroll tax expense specifically related to the PRSU awards.
A summary of the Company’s PRSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of PRSUs (a)	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	6,295,000	$23.32
Dividend equivalent grants	224,351	$—
Forfeited / cancelled	(205,564)	$23.37
Outstanding at June 30, 2023	6,313,787	$23.32
a.Represents the maximum number of PRSUs assuming all performance targets are achieved.
The expense recognized each period for these PRSUs is primarily dependent upon the Company’s estimate of the probability of achieving the performance targets. At June 30, 2023, the Company determined it was not probable any performance conditions would be achieved so no stock-based compensation was recorded for these PRSUs during the six months ended June 30, 2023.
Options under the 2021 Equity Incentive Plan have a contractual term of 10 years. The exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of the shares on the date of grant.
A summary of the Company’s stock option activity under the 2021 Equity Incentive Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2022	3,142,911	$20.00	4.6	$—
Forfeited / cancelled	(92,560)	$20.00
Outstanding at June 30, 2023	3,050,351	$20.00	4.0	$—
Vested and exercisable at June 30, 2023	2,281,992	$20.00	3.8	$—
During the six months ended June 30, 2023 and 2022, no options were granted.

Certain employees received restricted stock unit equivalents (“RSU equivalents”) which upon vesting are settled for a cash payment equal to the difference between the Company’s stock price on the vesting date less the base price specified at the time of the grant. As of June 30, 2023, the total recognized liability for these awards was immaterial.
Unvested Class B Common Stock
The Company’s unvested Class B common stock resulted from the Corporate Reorganization and is not part of the 2021 Equity Incentive Plan. Activity related to Class B common stock subject to future vesting for the six months ended June 30, 2023 is as follows:

	Number of Unvested Shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	4,655,214	$20.00
Vested	(1,935,246)	$20.00
Forfeited / cancelled	(303,804)	$20.00
Outstanding at June 30, 2023	2,416,164	$20.00
Options to Purchase Class B Common Stock
The Company’s options to purchase Class B common stock resulted from the Corporate Reorganization and are not part of the 2021 Equity Incentive Plan. A summary of the Company stock option activity for the options to purchase shares of Class B common stock is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2022	358,000	$9.04	2.8	$82
Exercised	(22,000)	9.04
Forfeited / cancelled	(40,000)	$9.04
Outstanding at June 30, 2023	296,000	$9.04	2.3	$27
Vested and exercisable at June 30, 2023	296,000	$9.04	2.3	$27
During the six months ended June 30, 2023 and 2022, the total intrinsic value of options exercised was immaterial.
2021 Employee Stock Purchase Plan
In March 2021, the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”) became effective. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of June 30, 2023, 8,422,446 shares of our Class A common stock were available for sale under the 2021 ESPP.
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
The Company has determined its leases should be classified as operating leases. Variable lease costs are comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and are classified as lease cost due to the Company's election to not separate lease and non-lease components. The Company incurred operating lease costs of $1.3 million and $2.7 million for the three and six months ended June 30, 2023, respectively, and $1.3 million and $2.7 million for the three and six months ended June 30, 2022, respectively. The Company also incurred variable lease costs of $0.1 million and $0.2 million, for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2022, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.5 million and $3.0 million for the three and six months ended June 30, 2023, respectively, and $1.5 million and $2.8 million for the three and six months ended June 30, 2022, respectively. These amounts were included in net cash provided by operating activities in the Company's consolidated statements of cash flows.
As of June 30, 2023, the maturities of the Company's operating lease liabilities were as follows:

Year Ending December 31,	Operating Leases
(in thousands)
2023 (remainder of the year)	$2,942
2024	5,445
2025	4,250
2026	3,796
2027	967
Total lease payments	$17,400
Less: imputed interest	$(820)
Present value of operating lease liabilities	$16,580
Operating lease liabilities, current	$5,439
Operating lease liabilities, non-current	$11,141
As of June 30, 2023, the weighted average remaining operating lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	As of June 30, 2023	As of June 30, 2022
Weighted-average remaining lease term of operating leases	3.3 years	4.2 years
Weighted-average discount rate of operating leases	2.5%	2.6%

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

14.Employee Benefit Plan
The Company sponsors a 401(k) plan for the benefit of its employees who have attained at least 18 years of age. The Company matches 50% of the first 12% of an employee’s salary contributed to the plan on the first day of the month following their hire date. The Company contributed $0.7 million and $1.4 million for the three and six months ended June 30, 2023, respectively, and $0.6 million and $1.4 million for the three and six months ended June 30, 2022, respectively.
15.Net Income Per Share
The computation of net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands, except share and per share amounts)
Basic earnings per share:
Net income	$16,024	$13,827	$25,123	$37,331
Shares used in computation:
Weighted-average common shares outstanding, basic	216,963,697	214,852,256	216,236,887	213,634,584
Earnings per share, basic	$0.07	$0.06	$0.12	$0.17

Diluted earnings per share:
Net income	$16,024	$13,827	$25,123	$37,331
Shares used in computation:
Weighted-average common shares outstanding, basic	216,963,697	214,852,256	216,236,887	213,634,584
Weighted-average effect of potentially dilutive securities:
Unvested common stock subject to forfeiture	1,740,938	5,439,764	2,283,285	6,841,217
Employee stock options	32,133	2,042	14,971	81,850
Restricted stock units	1,179,071	497,578	1,062,834	642,312
Diluted weighted-average common shares outstanding	219,915,839	220,791,640	219,597,977	221,199,963
Diluted net income per share	$0.07	$0.06	$0.11	$0.17
The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Employee stock options	3,050,351	3,245,818	3,050,351	3,245,818
Restricted stock units	4,728,505	6,174,330	8,068,678	3,371,942
Unvested common stock subject to forfeiture	367,133	1,062,247	552,113	511,094
As of June 30, 2023, 6,313,787 PRSUs were not assessed for inclusion in diluted earnings per share, and any potential antidilutive shares were excluded from the table above because they are subject to performance conditions that were not achieved as of such date.
16.Segment Information
The Company’s operating segments are generally organized by the type of product or service offered. Similar operating segments have been aggregated into three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. Segment information is presented in the same manner that the Company’s Chief

Operating Decision Maker (“CODM”) reviews the results of operations in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of June 30, 2023, long-lived assets located outside the United States, primarily located in Malaysia and China, were $15.0 million.
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
Key financial performance measures of the segments including revenue, cost of revenue and gross profit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Connected Machines:
Revenue	$37,284	$35,438	$71,415	$97,829
Cost of revenue	33,765	34,882	66,831	95,595
Gross profit	$3,519	$556	$4,584	$2,234

Subscriptions:
Revenue	$76,129	$67,604	$151,212	$132,382
Cost of revenue	7,898	6,181	15,529	12,433
Gross profit	$68,231	$61,423	$135,683	$119,949

Accessories and Materials:
Revenue	$64,352	$80,715	$136,365	$198,329
Cost of revenue	48,447	57,266	112,311	136,064
Gross profit	$15,905	$23,449	$24,054	$62,265

Consolidated:
Revenue	$177,765	$183,757	$358,992	$428,540
Cost of revenue	90,110	98,329	194,671	244,092
Gross profit	$87,655	$85,428	$164,321	$184,448

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

Overview of Our Business and History
At Cricut, our mission is to help people lead creative lives. We have designed and built a creativity platform that enables our engaged and loyal community of over 8.4 million users to turn ideas into professional-looking handmade goods. With our highly versatile connected machines, design apps and accessories and materials, our users create everything from personalized birthday cards, mugs and T-shirts to large-scale interior decorations.
Our users’ journeys typically begin with the purchase of a connected machine. We currently sell a portfolio of connected machines that cut, write, score and create other decorative effects using a wide variety of materials including paper, vinyl, iron-on vinyl, pens, and more. Our connected machines are designed for a wide range of uses and are available at a variety of price points (MSRP by machine family as of June 30, 2023):
•Cricut Joy for personalization, organization, and customization, $179.00 MSRP
•Cricut Explore family for cutting, writing and scoring, $249.00 - $319.00 MSRP
•Cricut Maker family for cutting, writing, scoring and adding decorative effects to a wider range of materials, $399.00 - $429.00 MSRP
•Cricut Venture for cutting, writing, and scoring large-format projects at professional speeds, $999.00 MSRP
Our software integrates our connected machines and design apps, allowing our users to create and share seamlessly. Our software is cloud-based, meaning that users can access and work on their projects anywhere, at any time, across desktops or mobile devices. We enable our users to be inspired, to create and share projects with the Cricut community and to follow others doing the same. On our apps, users can find inspiration, purchase or upload content like fonts and images, design a project from scratch or find a vast array of ready-to-make projects.
Users can leverage the full power of our platform by using our connected machines together with our free design apps, in-app purchases and subscription offerings to design and complete projects. All users can access a select number of free images, fonts and projects from our design apps or upload their own. In addition, we offer a wider selection of images, fonts and projects for purchase à la carte, including licensed content from partners with well-known brands and characters, like major motion picture studios. We also have two subscription offerings: Cricut Access and Cricut Access Premium. Cricut Access provides a subscription to images, fonts and projects as well as other member benefits, including exclusive software features and functionality, discounts, and priority Cricut Member Care. Cricut Access is billed monthly for $9.99 per month or annually for $95.88 per year. Cricut Access Premium includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping and is billed annually for $119.88 per year. As of June 30, 2023, we had over 2.7 million Paid Subscribers to Cricut Access and Cricut Access Premium.
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

	As of June 30,
	2023	2022
Users (in thousands)	8,446	7,192
Percentage of Users Creating in Trailing 90 Days	43%	51%
Number of Users Creating in Trailing 90 Days	3,652	3,670
Paid Subscribers (in thousands)	2,722	2,367

	Three Months Ended June 30,
	2023	2022
Subscription ARPU	$9.13	$9.59
Accessories and Materials ARPU	$7.71	$11.45
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
Components of our Results of Operations
We operate and manage our business in three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. We identify our reportable segments based on the information used by management to monitor performance and make operating decisions. See Note 16 to our unaudited consolidated financial statements included elsewhere in this filing for additional information regarding our reportable segments.
Revenue
Connected Machines
We generate Connected Machines revenue from sales of our portfolio of connected machines, currently consisting of machines in four product families, Cricut Maker, which includes Maker and Maker 3, Cricut Explore, which includes Explore Air 2 and Explore 3, Cricut Joy, and Cricut Venture, net of sales discounts, incentives and returns. Connected Machines revenue is recognized at the point in time when control is transferred, which is either upon shipment or delivery to the customer in accordance with the terms of each customer contract.
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

Cost of Revenue
Connected Machines
Cost of revenue related to Connected Machines consists of product costs, including costs of components, costs of contract manufacturers for production, inspecting and packaging, shipping, receiving, handling, warehousing and fulfillment, duties and other applicable importing costs, warranty replacement, excess and obsolete inventory write-downs, tooling and equipment depreciation and royalties. We expect our cost of revenue related to Connected Machines as a percentage of revenue to fluctuate in the near term as we continue selling through end of life machines, address global supply chain challenges and continue to invest in the growth of our business and decrease over the long term as we drive greater scale and efficiency in our business.
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
The following table is presented in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Revenue:
Connected machines	$37,284	$35,438	$71,415	$97,829
Subscriptions	76,129	67,604	151,212	132,382
Accessories and materials	64,352	80,715	136,365	198,329
Total revenue	177,765	183,757	358,992	428,540
Cost of revenue:
Connected machines(1)	33,765	34,882	66,831	95,595
Subscriptions(1)	7,898	6,181	15,529	12,433
Accessories and materials(1)	48,447	57,266	112,311	136,064
Total cost of revenue	90,110	98,329	194,671	244,092
Gross profit	87,655	85,428	164,321	184,448
Operating expenses:
Research and development(1)	16,346	20,055	34,147	40,585
Sales and marketing(1)	29,407	31,516	59,023	64,305
General and administrative(1)	22,652	13,828	41,372	28,122
Total operating expenses	68,405	65,399	134,542	133,012
Income from operations	19,250	20,029	29,779	51,436
Other income, net	3,691	322	6,006	283
Income before provision for income taxes	22,941	20,351	35,785	51,719
Provision for income taxes	6,917	6,524	10,662	14,388
Net income	$16,024	$13,827	$25,123	$37,331

(1)    Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Cost of revenue
Connected machines	$191	$9	$374	$12
Subscriptions	214	107	329	159
Accessories and materials	249	—	524	—
Total cost of revenue	654	116	1,227	171
Research and development	4,717	4,915	8,623	8,926
Sales and marketing	3,001	3,255	6,206	6,123
General and administrative	3,514	2,116	6,251	4,140
Total stock-based compensation expense	$11,886	$10,402	$22,307	$19,360

Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
(dollars in thousands)
Revenue:
Connected machines	$37,284	$35,438	$1,846	5%	$71,415	$97,829	$(26,414)	(27)%
Subscriptions	76,129	67,604	8,525	13%	151,212	132,382	18,830	14%
Accessories and materials	64,352	80,715	(16,363)	(20)%	136,365	198,329	(61,964)	(31)%
Total revenue	$177,765	$183,757	$(5,992)	(3)%	$358,992	$428,540	$(69,548)	(16)%

Three Months Ended June 30, 2023 and 2022
Connected Machines revenue increased by $1.8 million, or 5%, to $37.3 million for the three months ended June 30, 2023 from $35.4 million for the three months ended June 30, 2022. The increase was driven by a more favorable product mix and decreased sales incentives.
Subscriptions revenue increased by $8.5 million, or 13%, to $76.1 million for the three months ended June 30, 2023 from $67.6 million for the three months ended June 30, 2022. The increase was primarily driven by an increase in the number of Paid Subscribers which increased by 15% from 2.4 million as of June 30, 2022 to over 2.7 million as of June 30, 2023.
Accessories and Materials revenue decreased by $16.4 million, or 20%, to $64.4 million for the three months ended June 30, 2023 from $80.7 million for the three months ended June 30, 2022. The decrease was driven by a decline in unit sales volume across all product families, especially for Autopress and Hat Press, which benefited from channel fill associated with their respective product launches during the six months ended June 30, 2022.

Six Months Ended June 30, 2023 and 2022
Connected Machines revenue decreased by $26.4 million, or 27%, to $71.4 million for the six months ended June 30, 2023 from $97.8 million for the six months ended June 30, 2022. The decrease was primarily driven by a decline in the number of Connected Machines sold during the period, particularly for Maker and Air 2 units.
Subscriptions revenue increased by $18.8 million, or 14%, to $151.2 million for the six months ended June 30, 2023 from $132.4 million for the six months ended June 30, 2022. The increase was primarily driven by an increase in the number of Paid Subscribers which increased by 15% from 2.4 million as of June 30, 2022 to over 2.7 million as of June 30, 2023.
Accessories and Materials revenue decreased by $62.0 million, or 31%, to $136.4 million for the six months ended June 30, 2023 from $198.3 million for the six months ended June 30, 2022. The decrease was driven by a decline in unit sales volume across all product families, especially for Autopress and Hat Press, which benefited from channel fill associated with their respective product launches during the six months ended June 30, 2022.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
(dollars in thousands)
Cost of Revenue:
Connected machines	$33,765	$34,882	$(1,117)	(3)%	$66,831	$95,595	$(28,764)	(30)%
Subscriptions	7,898	6,181	1,717	28%	15,529	12,433	3,096	25%
Accessories and materials	48,447	57,266	(8,819)	(15)%	112,311	136,064	(23,753)	(17)%
Total cost revenue	$90,110	$98,329	$(8,219)	(8)%	$194,671	$244,092	$(49,421)	(20)%
Gross Profit:
Connected machines	3,519	556	2,963	533%	4,584	2,234	2,350	105%
Subscriptions	68,231	61,423	6,808	11%	135,683	119,949	15,734	13%
Accessories and materials	15,905	23,449	(7,544)	(32)%	24,054	62,265	(38,211)	(61)%
Total gross profit	$87,655	$85,428	$2,227	3%	$164,321	$184,448	$(20,127)	(11)%
Gross Margin
Connected machines	9%	2%			6%	2%
Subscriptions	90%	91%			90%	91%
Accessories and materials	25%	29%			18%	31%
Three Months Ended June 30, 2023 and 2022
Connected Machines cost of revenue decreased by $1.1 million, or 3%, to $33.8 million for the three months ended June 30, 2023 from $34.9 million for the three months ended June 30, 2022. The decrease was primarily driven by a decline in the number of Connected Machines sold during the period, offset partially by increased warehousing and operations costs.
Gross margin for Connected Machines was 9% for the three months ended June 30, 2023 and 2% for the three months ended June 30, 2022. The increase was primarily related to improved product mix and less promotional activity, offset partially by increased warehousing and operations costs and outbound freight.
Subscriptions cost of revenue increased by $1.7 million, or 28%, to $7.9 million for the three months ended June 30, 2023 from $6.2 million for the three months ended June 30, 2022. The increase was primarily driven by an increase in amortization of capitalized software development costs and external digital content costs.
Gross margin for Subscriptions was 90% for the three months ended June 30, 2023 and 91% for the three months ended June 30, 2022.
Accessories and Materials cost of revenue decreased by $8.8 million, or 15%, to $48.4 million for the three months ended June 30, 2023 from $57.3 million for the three months ended June 30, 2022. The decrease was primarily driven by a decline in unit sales of Accessories and Materials during the period across all product families, partially offset by increased warehousing and operations costs, and impairment of unused equipment.
Gross margin for Accessories and Materials decreased to 25% for the three months ended June 30, 2023 from 29% for the three months ended June 30, 2022. Gross margin decreased primarily due to an increase in warehousing and operations costs and promotional activity as a percentage of revenue, partially offset by favorable product mix.

Six Months Ended June 30, 2023 and 2022
Connected Machines cost of revenue decreased by $28.8 million, or 30%, to $66.8 million for the six months ended June 30, 2023 from $95.6 million for the six months ended June 30, 2022. The decrease was primarily driven by a decline in the number of Connected Machines sold during the period, particularly for units of Maker and Air 2.
Gross margin for Connected Machines was 6% for the six months ended June 30, 2023 and 2% for the six months ended June 30, 2022. The increase was primarily related to improved product mix and less promotional activity, offset partially by increased warehousing and operations costs and outbound freight.
Subscriptions cost of revenue increased by $3.1 million, or 25%, to $15.5 million for the six months ended June 30, 2023 from $12.4 million for the six months ended June 30, 2022. The increase was primarily driven by an increase in amortization of capitalized software development costs and external digital content costs.
Gross margin for Subscriptions was 90% for the six months ended June 30, 2023 and 91% for the six months ended June 30, 2022.
Accessories and Materials cost of revenue decreased by $23.8 million, or 17%, to $112.3 million for the six months ended June 30, 2023 from $136.1 million for the six months ended June 30, 2022. The decrease was primarily driven by a decline in unit sales across all product families during the period, partially offset by $8.6 million in excess inventory write-downs primarily attributed to Project Materials during Q1, higher warehousing and operations costs, and impairment of unused equipment.
Gross margin for Accessories and Materials decreased to 18% for the six months ended June 30, 2023 from 31% for the six months ended June 30, 2022. Gross margin decreased primarily due to excess inventory write-downs of Project Materials in Q1, higher warehousing and operations costs, and higher promotional activity as a percentage of revenue.
Operating Expenses
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
(dollars in thousands)
Research and development	$16,346	$20,055	$(3,709)	(18)%	$34,147	$40,585	$(6,438)	(16)%
As a percentage of total revenue	9%	11%			10%	9%
Research and development expenses decreased by $3.7 million, or 18%, to $16.3 million for the three months ended June 30, 2023 from $20.1 million for the three months ended June 30, 2022. The decrease was primarily due to a $2.7 million decrease in product development expenses for future products and a $1.2 million decrease in personnel related expense.
Research and development expenses decreased by $6.4 million, or 16%, to $34.1 million for the six months ended June 30, 2023 from $40.6 million for the six months ended June 30, 2022. The decrease was primarily due to a $6.1 million decrease in product development expenses for future products, a $0.8 million decrease in personnel related expenses, partially offset by an increase in professional services expense.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
(dollars in thousands)
Sales and marketing	$29,407	$31,516	$(2,109)	(7)%	$59,023	$64,305	$(5,282)	(8)%
As a percentage of total revenue	17%	17%			16%	15%
Sales and marketing expenses decreased by $2.1 million, or 7%, to $29.4 million for the three months ended June 30, 2023 from $31.5 million for the three months ended June 30, 2022. The decrease was primarily due to a

$1.7 million decrease in advertising and other marketing costs and a $0.5 million decrease in professional services expense.
Sales and marketing expenses decreased by $5.3 million, or 8%, to $59.0 million for the six months ended June 30, 2023 from $64.3 million for the six months ended June 30, 2022. The decrease was primarily due to a $4.0 million decrease in advertising and other marketing costs and a $0.9 million decrease in software and website subscriptions expense.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
(dollars in thousands)
General and administrative	$22,652	$13,828	$8,824	64%	$41,372	$28,122	$13,250	47%
As a percentage of total revenue	13%	8%			12%	7%
General and administrative expenses increased by $8.8 million, or 64%, to $22.7 million for the three months ended June 30, 2023 from $13.8 million for the three months ended June 30, 2022. The increase was primarily due to a $5.5 million increase in bad debt allowance, a $1.7 million increase in personnel related expense, and an increase in professional services expense.
General and administrative expenses increased by $13.3 million, or 47%, to $41.4 million for the six months ended June 30, 2023 from $28.1 million for the six months ended June 30, 2022. The increase was primarily due to a $6.6 million increase in bad debt allowance, a $3.0 million increase in personnel related expense, a $2.7 million increase in professional services expense, and an increase in software and website subscriptions expense.
Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
(dollars in thousands)
Other income, net	$3,691	$322	$3,369	1,046%	$6,006	$283	$5,723	2022	%
Other income, net increased by $3.4 million or 1,046% to $3.7 million for the three months ended June 30, 2023 from $0.3 million for the three months ended June 30, 2022. The increase was due to an increase in interest income.
Other income, net increased by $5.7 million or 2022% to $6.0 million for the six months ended June 30, 2023 from $0.3 million for the six months ended June 30, 2022. The increase was due to an increase in interest income.
Income Tax Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
(dollars in thousands)
Provision for income taxes	$6,917	$6,524	$393	6%	$10,662	$14,388	$(3,726)	(26)%
Provision for income taxes increased by $0.4 million, or 6%, to $6.9 million for the three months ended June 30, 2023 from $6.5 million for the three months ended June 30, 2022. The increase was primarily due to an increase in pre-tax net income and represents an effective tax rate after discrete items of 30.2% and 32.1% for the three months ended June 30, 2023 and 2022, respectively. The decrease in the effective tax rate after discrete items is primarily due to an increase in Research and Development credits.
Provision for income taxes decreased by $3.7 million, or 26%, to $10.7 million for the six months ended June 30, 2023 from $14.4 million for the six months ended June 30, 2022. The decrease was primarily due to a reduction in pre-tax net income and represents an effective tax rate after discrete items of 29.8% and 27.8% for the six months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate after discrete items is primarily due to discrete tax items including a stock-based compensation difference of $2.9 million due to the decrease in stock price upon vesting versus the stock price at the grant date.
Liquidity and Capital Resources
Our operations during the periods presented have been financed primarily through cash flow from operating activities and the net proceeds from our initial public offering in March of 2021. We believe our balances of cash and cash equivalents and marketable securities, which totaled $286.1 million and $75.4 million, respectively, as of June 30, 2023, along with forecasted cash expected to be generated by ongoing operations and $300.0 million in available borrowings and the option to increase the aggregate amount of the New Credit Facility by up to an additional $150.0 million (see Note 7) will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
On July 17, 2023, we paid a dividend of $217.4 million to holders of Class A and Class B common stock.
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
Other than our previously disclosed $50 million share repurchase program, and the July 2023 dividend, our cash requirements have not changed materially since the 2022 Form 10-K.
Cash Flows

	Six Months Ended June 30,
	2023	2022
(in thousands)
Net cash flows provided by operating activities	$159,612	$13,006
Net cash flows used in investing activities	(12,825)	(101,569)
Net cash flows used in financing activities	(85,609)	(5,031)
Operating Activities
The change in net cash flows from operating activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is primarily due to lower inventory purchases during 2023 due to higher beginning inventory balances combined with softening of consumer demand. In addition, a smaller decrease in payable balances with inventory vendors in 2023 compared to 2022, due to fewer purchases in 2023. These increases were partially offset by a reduction in cash received from accounts receivable in 2023 compared to 2022.
Investing Activities
The change in net cash flows from investing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to lower purchases of marketable securities.
Financing Activities
The change in net cash flows from financing activities for the six months ended June 30, 2023 compared to six months ended June 30, 2022 was primarily due to dividend payments of $75.8 million and stock repurchases of $4.2 million during the six months ended June 30, 2023.

Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Note 2 of the notes to our condensed consolidated financial statements in the section titled “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the 2022 Form 10-K.
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
As a result of these factors, our rate of adding new users is declining in comparison to recent years and, in the short term, the number of paid subscribers could remain flat or decline, and we cannot be sure that we will be successful in attracting and engaging with users, or increasing sales to our users, at levels that will be adequate to maintain or grow our business. If user engagement declines, then Subscription ARPU and Accessories and Materials ARPU may also decline. Subscriptions ARPU and Accessories and Materials ARPU have declined in recent periods and may decline again in the future. Declining ARPU has had and may continue to have an adverse effect on our revenue and results of operations.

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
Moreover, we must successfully manage the introduction of new or enhanced products and product offerings, which could adversely affect the sales of our existing products. For instance, users may choose to forgo purchasing existing connected machines in advance of new product launches, and we may experience higher returns from users of existing products after a new product launch occurs. As we introduce new or enhanced products, we may face additional challenges related to managing a more complex supply chain and manufacturing process, including the time and cost associated with onboarding and overseeing additional suppliers, contract manufacturers and third-party logistics partners. As we develop, acquire, and introduce new technologies, including those that may incorporate artificial intelligence and machine learning, we may be subject to new or heightened legal, ethical, and other challenges, including the ability to innovate as quickly as our competitors as well as increased research and development expenses. We may also face challenges managing the inventory of new or existing products, which could lead to excess inventory and discounting of such products. Users may negatively react to changes we introduce to products and product offerings. In addition, new or enhanced products may have varying selling prices and costs compared to legacy products, which could negatively impact our gross margins and results of operations.

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

For the six months ended June 30, 2023, our top seven brick-and-mortar and online retail partners accounted for 34% of total revenue. We anticipate that a similar level of concentration will continue for the foreseeable future.
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
Our key brick-and-mortar and online retail partners have demanded and may in the future demand heightened security, product safety or packaging requirements and specified service levels. If we fail to meet these requirements, we may not only lose a brick-and-mortar and online retail partner, but we may have to pay significant punitive costs or retailer-imposed fines for such failures. We also impose policies and guidelines on our brick-and-mortar and online retail partners through our contractual agreements and otherwise. We are motivated to work with those retailers that help us create a great experience both on shelf and for the actual usage of our ecosystem. If a retailer fails to follow the policies and guidelines in our sales agreements and otherwise, we may choose to temporarily or permanently stop shipping product to that retailer, which could adversely affect our revenue and results of operations.
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
Our ability to continue our revenue growth and increase our profitability depends in part upon our ability to successfully implement certain strategic go-to-market initiatives, including expanding our online sales presence while continuing to work with key brick-and-mortar and online retail partners. Our online sales include online sales through the websites of our brick-and-mortar and online retail partners as well as through our own website cricut.com. In the year ended December 31, 2020, 48% of our revenue was generated from these online channels. In the year ended December 31, 2021, 50% of our revenue was generated from these online channels. For the twelve months ended December 31, 2022, 59% of our revenue was generated from these online channels. For the six months ended June 30, 2023, 62% of our revenue was generated from these online channels. There can be no assurance that online sales will remain at these levels in the future or that we will be able to continue to significantly grow our online channels.

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
As of June 30, 2023, approximately 32% of our users were Paid Subscribers. If we are unable to maintain or increase subscriptions, which have higher margins than our other products, our future revenue and results of operations could be harmed. Our Paid Subscribers have no contractual obligation to renew their subscriptions to Cricut Access or Cricut Access Premium after the expiration of their initial subscription term, and our subscriptions may be offered on a monthly and annual basis. The images and designs on our platform are available for purchase à la carte, which may limit the incentive for users to purchase subscriptions. Our ability to increase new subscriptions may decline or fluctuate as a result of a number of factors, including seasonality, the quality of images and projects we offer, level of engagement, the number of new features and capabilities only offered through our subscriptions, the prices of products offered by our competitors and the budgets and consumer spending habits of our users. If our users do not renew their subscriptions or if additional users do not purchase subscriptions, our future revenue and results of operations could be harmed. To the extent that users of our free design apps do not purchase images, projects or products à la carte or convert to a subscription, our future revenue and results of operations could be harmed. Our efforts to increase our subscriptions may not have the desired effect. For example, in 2021, we proposed changes to our free Design Space app that would have limited the number of personal images or patterns a user could upload and save each month to our cloud without a subscription; however, because of user reaction, we determined not to proceed with the proposed changes. Instead of increasing subscriptions, other attempts to increase subscriptions could cause our users to limit their use of our connected machines, cause reputational harm and damaged relationships, and result in reduced sales of connected machines and accessories and materials, any of which could negatively affect our future revenue and results of operations. Finally, any future changes to our subscription model could make our subscriptions less attractive to users or reduce our margins on subscriptions, which could negatively affect our future revenue and results of operations.
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
As our product categories mature, new competitive forces and competitors may emerge. As we expand our product offerings, we may begin to compete in new product offerings with new competitors. Our competitors may develop, or have already developed, products, features, content, services or technologies that are similar to ours or that achieve greater market acceptance, undertake more successful product development efforts, create more compelling employment opportunities or marketing campaigns or may adopt more aggressive pricing policies. Our competitors may develop or acquire, or have already developed or acquired, intellectual property rights that significantly limit or prevent our ability to compete effectively in the public marketplace. In addition, our competitors may have significantly greater resources than we do or may introduce product features, including artificial intelligence and machine learning capabilities, sooner than we do, allowing them to identify and capitalize more efficiently upon opportunities in new markets and consumer preferences and trends, quickly transition and adapt their products, devote greater resources to marketing and advertising or better position themselves to withstand substantial price competition. If we are not able to compete effectively against our competitors, they may acquire and engage our users or generate revenue at the expense of our efforts, which could adversely affect our business, financial condition and results of operations.
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
If we are unable to sustain pricing levels for our products and subscriptions, whether due to competitive pressure or otherwise, our gross margins could be significantly reduced. Our portfolio of connected machines range from $179.00 to $999.00 MSRP, and subscription offerings range from $9.99 per month to $95.88 per year for Cricut Access or $119.88 per year for Cricut Access Premium, which includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping. Within our accessories and materials, our SKUs range in price from $0.99 to $999.00.
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
We have grown rapidly in recent years and have limited operating experience at our current size. For example, our revenue grew from $486.6 million in 2019 to $1,306.2 million in 2021 before reducing to $886.3 million in 2022. In addition, between December 31, 2020 and December 31, 2021, our employee headcount increased from over 640 to over 830. As of December 31, 2022, our employee headcount was over 775, and as June 30, 2023, our employee headcount was over 680. In January 2023, due to the challenging macroeconomic environment and with the goal of maintaining the health and sustainability of the company, we implemented a workforce reduction which impacted approximately 8% of Cricut employees. While we do not expect headcount growth to continue at the same pace as in recent years, we may choose to significantly increase headcount again in the future. Further, as we grow, our business becomes increasingly complex, particularly for a company of our relative size. To effectively manage and capitalize on our growth, we must continue to forecast demand and manage our supply chain, expand our sales and marketing, focus on innovative product development, upgrade and secure our management information systems and other processes and obtain more space for our expanding staff. Our continued growth and complexity could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training and managing a diffuse and growing employee base. Failure to scale with growth could harm our future success, including our ability to effectively focus on and pursue our corporate objectives. Moreover, the complicated nature of our business, in which we design our own products, develop our own design apps, rely on third-party manufacturers and sell our products through brick-and-mortar and online retail partners, as well as through our website, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. If we do not adapt to meet these evolving challenges, including hiring and maintaining the right number of employees for each aspect of our business, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products may suffer and our company culture may be harmed.
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
We believe that our growth depends on our ability to reach our market opportunity in terms of our SAM, which includes active creatives who we address with our current products and price points, and our TAM, which includes potential creatives who we believe we can reach over the long term as we make products for new uses and products that are more accessible, even easier to use and available at a broad set of price points. See the section titled “Business - Our Opportunity” included in the annual report on Form 10-K. We assess our SAM and TAM in the United States and Canada, as well as internationally. We believe that in order to further penetrate our SAM and TAM, we must continually improve ease of use and user experience, launch new products in new categories and expand internationally. For example, some users find our connected machines to be challenging to use or may require user education in order to operate them efficiently or have the best user experience. If we are not able to make our connected machines easier to use or improve user education and experience, we may not be able to expand our SAM and TAM. Our SAM and TAM are representative of a broad demographic. However, historically we have served a largely female demographic representing 93% of our users as of December 31, 2022. We continue to explore additional offerings that address new categories that will appeal to a wider demographic. Any new offerings may not appeal to current consumer preferences and may not be accepted by our user community or potential new users. While we believe our growth depends on our ability to expand our sales into our SAM and our TAM, we cannot be certain that we will be successful in doing so.
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
Our top seven brick-and-mortar and online retail partners, measured by the product revenue we derive from them, accounted for 52% of product revenue for the year ended December 31, 2021, 37% for the year ended December 31, 2022, and 34% for the six months ended June 30, 2023. Gross margins from sales to retailers may decline as a result of a number of factors outside our control, including inflationary pricing pressures, tariffs as a result of trade wars and our reliance on a primary contract manufacturer which holds influence over the supply chain. This may magnify the impact of variations in revenue and operating costs on our results of operations, which in turn could adversely affect our overall margins and profitability. We had in 2020, 2021 and 2022, and may continue to have in the future, low gross margins in the early stages of our relationships with certain brick-and-mortar and online retail partners, particularly international brick-and-mortar and online retail partners that often require significant ramp-up periods, which has and may in the future adversely affect our total revenue. To compete effectively, we have been, and may in the future decide to offer significant discounts to large brick-and-mortar and online retail partners at lower margins or reduce or withdraw from existing relationships with smaller brick-and-mortar and online retail partners, which could negatively impact our revenue and could adversely affect our gross margins and overall profitability.
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
We generally provide a one-year limited warranty on our connected machines and customer satisfaction guarantees on certain other products, and we permit returns of certain products for a full refund within 15 days of receipt of order. We also recently introduced an extended warranty program in the United States. Additionally, our brick-and-mortar and online retail partners and distributors provide users with their own respective warranty and/or return policies relative to our connected machines, accessories and materials and other Cricut products they sell, which in turn flow down to us as a contractual obligation and/or allowance that we must honor. The occurrence of any material defects in our connected machines or certain other products, or the flow-down obligations for brick-and-mortar and online retail partner and distributor returns, could result in an increase in product returns or make us liable for damages and warranty claims and/or returns in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition and cash flows if warranty claims were to materially exceed anticipated levels. In addition, we could incur significant costs to correct any defects, warranty claims or other problems, including costs related to product recalls. We have experienced negative publicity related to the perceived quality and safety of our products, including social media or other communications from our community, and we may experience such negative publicity in the future. Such negative publicity could increase the number of warranty claims made, affect our brand image, decrease user confidence and demand and adversely affect our financial condition and results of operations. Also, while our warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could adversely affect our business, financial condition and results of operations.
In addition to warranties supplied by us, including the extended warranty option we recently introduced, our brick-and-mortar and online retail partners may offer the option for users to purchase third-party extended warranty and services contracts in some markets, which creates an ongoing performance obligation for such third parties beyond our warranty period. Extended warranties are regulated in the United States on a state level and are treated differently by each state. Outside the United States, regulations for extended warranties vary from country to country. Changes in interpretation of the insurance regulations or other laws and regulations concerning extended warranties on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future. Our failure or the failure of third parties to comply with contractual obligations or past, present and future similar laws could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could adversely affect our business, financial condition and results of operations.
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
California also enacted legislation affording consumers expanded privacy protections, the CCPA, that went into effect as of January 1, 2020 and was subject to enforcement starting July 1, 2020. Additionally, the California Attorney General issued regulations that may add additional requirements on businesses. The potential effects of this legislation and the related CCPA regulations are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access personal information, request deletion of personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is collected and used. The CCPA also provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches that may increase data breach litigation. Additionally, a new privacy law, the CPRA, was approved by California voters in November 2020, which went into effect January 1,

2023. The CPRA creates obligations relating to consumer personal information collected as of January 1, 2022, with implementing regulations expected in early 2023, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in efforts to comply. Numerous other states have also enacted or proposed similar data privacy laws. For example, in 2021 and 2022, Virginia passed its Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, Utah passed the Utah Consumer Privacy Act, and Connecticut passed the Act Concerning Personal Data and Online Monitoring, all of which differ from the CPRA and have or will become effective in 2023. This legislation and other proposed laws at the state and federal level in the United States, could create the potential for a patchwork of overlapping but different laws, result in further uncertainty, require us to incur additional costs and expenses in an effort to comply or require changes in business practices and policies.
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
Information technology helps us operate more efficiently, interface with users and brick-and-mortar and online retail partners, offer features for our products and services, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure necessary information technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of brick-and-mortar and online retail partners or users, business disruptions or the loss of or unauthorized access to personal information or personal data or loss or damage to intellectual property through a security breach or cyberattack. Cyberattacks are becoming increasingly sophisticated, including as a result of the proliferation of artificial intelligence and machine learning. Such security breaches or cyberattacks could expose us to a risk of lost, exposed or corrupted information, unauthorized disclosure of information, litigation and possible liability to employees, users, brick-and-mortar and online retail partners and regulatory authorities. In addition, a significant portion of our data and information is hosted in a cloud-computing environment, where design apps and data are hosted, accessed and processed through a third-party provider over a broadband Internet connection. In a cloud-computing environment, we could be subject to outages, security breaches and cyberattacks affecting the third-party service provider. Since the COVID-19 pandemic, more of our and our service providers’ personnel are working remotely, which increases the risks of security breaches and cyberattacks.

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
There is considerable patent and other intellectual property development activity in the technology industry, and litigation, based on allegations of infringement or other violations of intellectual property, is frequent in the technology industry. Furthermore, it is common for individuals and groups to purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Our use of third-party content, including images, software and other intellectual property may be subject to claims of infringement or misappropriation. We cannot guarantee that our internally-developed or acquired technologies and content, including from our Contributing Artist Program, do not or will not infringe the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products or services or using certain technologies, force us to implement expensive work-arounds or impose other unfavorable terms. We expect that the occurrence of infringement claims is likely to grow as the market for our products and services grows and as we introduce new and updated products and services. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could adversely affect our business, financial condition and results of operations.

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
These challenges, and others concerning the use of licensed content with our products, may subject us to significant liability for copyright infringement, breach of contract or other claims. For additional information, see the section titled “Legal Proceedings.”
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
Our Class A common stock has one vote per share and our Class B common stock has five votes per share, except as otherwise required by law. As of June 30, 2023, Petrus and affiliates hold 125,614,741 shares of issued and outstanding Class B common stock. Accordingly, Petrus and affiliates hold approximately 71% of the voting power of our outstanding capital stock in the aggregate. Petrus is able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Petrus may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between Petrus and our other stockholders, which may result in Petrus undertaking, or causing us to undertake, actions that would be desirable for Petrus but would not be desirable for our other stockholders.
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
Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, hold, in the aggregate, approximately 91% of the total voting power of shares of our outstanding common stock, based on the number of shares outstanding as of June 30, 2023. Further, Petrus and affiliates, collectively, are currently our largest stockholder. Petrus and affiliates hold approximately 71% of the total voting power of our common stock-based on the number of shares outstanding as of June 30, 2023. As a result, our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our Class A common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our Class A common stock.
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
We may not pay dividends in the future.
We declared a $0.35 per share special dividend payable February 15, 2023, for stockholders of record on February 1, 2023, and an additional $1.00 per share special dividend payable July 17, 2023, for stock holders of record on July 3, 2023; however, we may not pay any other dividends in the future. Additionally, our ability to pay dividends on our capital stock is limited by the restrictions under the terms of our Credit Agreement. Generally, under our Credit Agreement, we cannot pay dividends on our capital stock unless both (a) no default or event of default has occurred and is continuing and (b) our Leverage ratio (as defined therein) will not exceed 2.50 to 1.00, determined on a pro forma basis as of the most recently completed fiscal quarter for which we have delivered financial statements to the administrative agent and giving effect to any indebtedness incurred in connection therewith. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws and taxation, as well as laws and regulations focused on e-commerce and online marketplaces, such as online payments, privacy, anti-spam, data security and protection, online platform liability, intellectual property and consumer protection, the ability to collect and/or share necessary information that allows us to conduct business on the Internet, marketing communications and advertising, content protection, electronic contracts or gift cards. In addition, emerging technologies we utilize, including artificial intelligence and machine learning, may also become subject to regulation under new laws or new applications of existing laws. In some cases, non-U.S. privacy, data protection, information security, consumer protection, e-commerce and other laws and regulations are more detailed than those in the United States and, in some countries, are actively enforced.
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
From time to time, we may be subject to claims, lawsuits, regulatory disputes, government inquiries and other proceedings, including matters related to intellectual property, commercial, royalties, employment and tax that could adversely affect our business, results of operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries. Litigation and regulatory proceedings, and particularly any intellectual property infringement matters that we may face, could be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Adverse outcomes with respect to any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, make content unavailable or require us to stop offering certain features, all of which could negatively affect our subscription and revenue growth. See the section titled “Legal Proceedings” for additional information.
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
Our business is subject to the risk of earthquakes, fire, power outages, floods, public health crises, such as the COVID-19 pandemic, and other catastrophic events, and to interruption by manmade problems such as war or terrorism.
Our business is vulnerable to damage or interruption from earthquakes, fires, pandemics, floods, power losses, telecommunications failures, terrorist attacks, acts of war, including the current conflict between Russia and Ukraine, human errors, break-ins, public health crises, such as the COVID-19 pandemic and similar events. The third-party systems and operations and manufacturers we rely on are subject to similar risks. For example, we engage third-party service providers, a portion of whose software development staff resides in Ukraine. Due to the current conflict, we may experience an interruption in the services provided by these parties. Our insurance policies may not cover losses from these catastrophic events or may provide insufficient compensation that does not cover our total losses. For example, a significant natural disaster, such as a pandemic, earthquake, fire or flood, could adversely affect our business, financial condition and results of operations, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products, that house our servers, or from which we generate content. As we rely heavily on our computer and communications systems, and the Internet to conduct our business and provide high-quality Cricut Member Care, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and manufacturers’ businesses, which could adversely affect our business, financial condition and results of operations.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and stockholders’ equity/deficit and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to deferred revenue and entitlements. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding share repurchases made by Cricut during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
April 1, 2023 through April 30, 2023	68,866	$9.16	68,866	$27,623
May 1, 2023 through May 31, 2023	33,941	$9.45	33,941	$27,302
June 1, 2023 through June 30, 2023	1,263	$9.45	1,263	$27,290
Total	104,070	$9.26	104,070	$27,290
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

Date:	August 8, 2023	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2023	By:		/s/ Kimball Shill
			Name:	Kimball Shill
			Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2023	By:		/s/ Ryan Harmer
			Name:	Ryan Harmer
			Title:	VP of Accounting, Corporate Controller
(Principal Accounting Officer)