Form 10-Q
period 2023-09-30
Cricut, Inc.
filed 2023-11-08
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2023, the registrant had 52,481,505 shares of Class A Common Stock, and 166,685,516 shares of Class B Common Stock, outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Cricut, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share )

	As of September 30, 2023	As of December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,552	$224,943
Marketable securities	101,075	74,256
Accounts receivable, net	92,195	136,539
Inventories	303,592	351,682
Prepaid expenses and other current assets	16,352	23,842
Total current assets	585,766	811,262
Property and equipment, net	58,026	63,407
Operating lease right-of-use asset	13,326	17,078
Intangible assets, net	190	760
Deferred tax assets	35,774	23,819
Other assets	25,867	33,301
Total assets	$718,949	$949,627
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$80,011	$63,195
Accrued expenses and other current liabilities	48,447	69,775
Deferred revenue, current portion	37,862	34,869
Operating lease liabilities, current portion	5,392	5,436
Dividends payable, current portion	2,253	80,781
Total current liabilities	173,965	254,056
Operating lease liabilities, net of current portion	9,829	13,935
Deferred revenue, net of current portion	2,613	3,789
Other non-current liabilities	6,271	5,112
Total liabilities	192,678	276,892
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022.	—	—
Common stock, par value $0.001 per share, 1,250,000,000 shares authorized as of September 30, 2023, 219,855,433 shares issued and outstanding as of September 30, 2023; 1,250,000,000 shares authorized as of December 31, 2022, 219,656,587 shares issued and outstanding as of December 31, 2022.	220	220
Additional paid-in capital	509,443	672,990
Retained earnings	17,225	—
Accumulated other comprehensive loss	(617)	(475)
Total stockholders’ equity	526,271	672,735
Total liabilities and stockholders’ equity	$718,949	$949,627
    See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Connected machines	$49,495	$52,420	$120,910	$150,249
Subscriptions	76,265	68,865	227,477	201,247
Accessories and materials	49,149	55,711	185,514	254,040
Total revenue	174,909	176,996	533,901	605,536
Cost of revenue:
Connected machines	41,613	49,240	108,444	144,835
Subscriptions	8,166	6,500	23,695	18,933
Accessories and materials	43,196	39,422	155,507	175,486
Total cost of revenue	92,975	95,162	287,646	339,254
Gross profit	81,934	81,834	246,255	266,282
Operating expenses:
Research and development	15,910	18,747	50,057	59,332
Sales and marketing	28,375	29,165	87,398	93,470
General and administrative	13,962	16,501	55,334	44,623
Total operating expenses	58,247	64,413	192,789	197,425
Income from operations	23,687	17,421	53,466	68,857
Total other income, net	1,828	235	7,834	518
Income before provision for income taxes	25,515	17,656	61,300	69,375
Provision for income taxes	8,290	5,212	18,952	19,600
Net income	$17,225	$12,444	$42,348	$49,775
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable securities, net of tax	$76	$271	$(54)	$(72)
Change in foreign currency translation adjustment, net of tax	(56)	(120)	(88)	(242)
Comprehensive income	$17,245	$12,595	$42,206	$49,461
Earnings per share, basic	$0.08	$0.06	$0.20	$0.23
Earnings per share, diluted	$0.08	$0.06	$0.19	$0.23
Weighted-average common shares outstanding, basic	217,737,089	215,347,882	216,771,051	214,361,026
Weighted-average common shares outstanding, diluted	220,424,691	220,353,807	219,920,343	221,103,591
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	219,656,587	$220	$672,990	$—	$(475)	$672,735
Net income	—	—	—	9,099	—	9,099
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	43,671	—	(169)	—	—	(169)
Forfeiture of unvested common stock and dividend equivalents	(103,906)	—	275	—	—	275
Repurchase of common stock	(346,699)	(1)	(3,243)	—	—	(3,244)
Dividend equivalents issued	—	—	4,366	—	—	4,366
Stock-based compensation	—	—	10,895	—	—	10,895
Other comprehensive income	—	—	—	—	206	206
Balance as of March 31, 2023	219,249,653	$219	$685,114	$9,099	$(269)	$694,163
Net income	—	—	—	16,024	—	16,024
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	884,619	1	(4,583)	—	—	(4,582)
Forfeiture of unvested common stock and dividend equivalents	(199,898)	—	120	—	—	120
Repurchase of common stock	(104,070)	—	(967)	—	—	(967)
Dividends declared	—	—	(209,502)	(25,123)	—	(234,625)
Stock-based compensation	—	—	12,542	—	—	12,542
Other comprehensive loss	—	—	—	—	(368)	(368)
Balance as of June 30, 2023	219,830,304	$220	$482,724	$—	$(637)	$482,307
Net income	—	—	—	17,225	—	17,225
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	76,041	—	(1,000)	—	—	(1,000)
Forfeiture of unvested common stock and dividend equivalents	(12,154)	—	6	—	—	6
Repurchase of common stock	(38,758)	—	(348)	—	—	(348)
Dividend equivalents issued	—	—	14,803	—	—	14,803
Stock-based compensation	—	—	13,258	—	—	13,258
Other comprehensive income	—	—	—	—	20	20
Balance as of September 30, 2023	219,855,433	$220	$509,443	$17,225	$(617)	$526,271

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	221,913,559	$222	$717,369	$(43,560)	$(55)	$673,976
Net income	—	—	—	23,504	—	23,504
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	10,387	—	(1,328)	—	—	(1,328)
Forfeiture of unvested common stock	(114,332)	—	—	—	—	—
Stock-based compensation	—	—	10,500	—	—	10,500
Compensatory units repurchased	—	—	(14)	—	—	(14)
Other comprehensive loss	—	—	—	—	(12)	(12)
Balance as of March 31, 2022	221,809,614	$222	$726,527	$(20,056)	$(67)	$706,626
Net income	—	—	—	13,827	—	13,827
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	500,237	—	(3,218)	—	—	(3,218)
Forfeiture of unvested common stock	(123,492)	—	—	—	—	—
Stock-based compensation	—	—	11,478	—	—	11,478
Other comprehensive loss	—	—	—	—	(453)	(453)
Balance as of June 30, 2022	222,186,359	$222	$734,787	$(6,229)	$(520)	$728,260
Net income	—	—	—	12,444	—	12,444
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	121,048	—	(539)	—	—	(539)
Forfeiture of unvested common stock	(117,355)	—	—	—	—	—
Repurchase of common stock	(1,378,961)	(1)	(9,969)	—	—	(9,970)
Stock-based compensation	—	—	12,353	—	—	12,353
Other comprehensive income	—	—	—	—	151	151
Balance as of September 30, 2022	220,811,091	$221	$736,632	$6,215	$(369)	$742,699
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$42,348	$49,775
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	22,072	19,841
Bad debt expense	2,144	—
Impairments	1,960	—
Stock-based compensation	34,789	30,630
Deferred income tax	(11,938)	—
Non-cash lease expense	3,727	3,620
Unrealized foreign currency loss	950	—
Provision for inventory obsolescence	17,942	6,197
Marketable securities	(1,846)	218
Changes in operating assets and liabilities:
Accounts receivable	41,200	111,600
Inventories	37,488	(60,844)
Prepaid expenses and other current assets	7,490	(897)
Other assets	274	(309)
Accounts payable	17,102	(132,011)
Accrued expenses and other current liabilities and other non-current liabilities	(17,437)	(21,506)
Operating lease liabilities	(4,056)	(3,176)
Deferred revenue	1,817	(2,508)
Net cash and cash equivalents provided by operating activities	196,026	630
Cash flows from investing activities:
Purchases of marketable securities	(44,256)	(180,112)
Proceeds from maturities of marketable securities	19,200	21,393
Proceeds from sales of marketable securities	—	84,621
Purchases of property and equipment, including capitalized software development costs	(18,942)	(26,913)
Net cash and cash equivalents used in investing activities	(43,998)	(101,011)
Cash flows from financing activities:
Repurchases of common stock	(4,558)	(9,970)
Repurchase of compensatory units	—	(14)
Proceeds from exercise of stock options	382	31
Employee tax withholding payments on stock-based awards	(6,328)	(5,401)
Payments for debt issuance costs	—	(1,300)
Cash dividend	(293,820)	—
Net cash and cash equivalents used in financing activities	(304,324)	(16,654)
Effect of exchange rate on changes on cash and cash equivalents	(95)	(380)
Net decrease in cash and cash equivalents	(152,391)	(117,415)
Cash and cash equivalents at beginning of period	224,943	241,597
Cash and cash equivalents at end of period	$72,552	$124,182
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$21,590	$17,966
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,264
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$2,764	$2,967
Tax withholdings on stock-based awards included in accrued expenses and other current liabilities	$1,129	$575
Stock-based compensation capitalized for software development costs	$1,520	$1,815
Leasehold improvements acquired through tenant allowances	$—	$859
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
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows and the changes in equity for the interim periods. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending December 31, 2023, or any other period.
There were no material changes to the Company's significant accounting policies during the nine months ended September 30, 2023.
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
Money market funds and certain marketable securities are highly liquid investments and are actively traded. The pricing information for these assets is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. Other marketable securities such as U.S. Treasury securities are valued using observable inputs from similar assets, or from observable data in markets that are not active; these assets are classified as Level 2 of the fair value hierarchy. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. There were no liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.
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
As of September 30, 2023, December 31, 2022, and January 1, 2022, the Company had accounts receivable balances of $92.2 million, $136.5 million and $199.5 million, respectively. As of September 30, 2023, and December 31, 2022, the Company had allowances against accounts receivable of $2.5 million and $0.4 million, respectively.
3.Revenue and Deferred Revenue
Deferred revenue relates to performance obligations for which payments have been received from the customer prior to revenue recognition. Deferred revenue primarily consists of deferred subscription-based services. Deferred revenue also includes amounts allocated from the sale of a connected machine to the unspecified upgrades and enhancements and the Company’s cloud-based services. The Company has no material contract assets as of September 30, 2023 and December 31, 2022.

The following table summarizes the changes in the deferred revenue balance for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
(in thousands)
Deferred revenue, beginning of period	$38,658	$35,405
Recognition of revenue included in beginning of period deferred revenue	(32,134)	(28,178)
Revenue deferred, net of revenue recognized on contracts in the respective period	33,951	25,671
Deferred revenue, end of period	$40,475	$32,898
As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the deferred revenue balance.
The Company expects the following recognition of deferred revenue as of September 30, 2023:

	Year Ended December 31,
	2023 (remainder of year)	2024	2025	2026	Total
(in thousands)
Revenue expected to be recognized	$22,852	$15,659	$1,651	$313	$40,475
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 16 under the heading “Segment Information.”
Revenue recognized during the three and nine months ended September 30, 2023 related to performance obligations satisfied or partially satisfied was $0.5 million and $1.7 million, respectively.
The following table presents the total revenue by geography based on the ship-to address for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
North America*	$137,320	$149,359	$430,200	$517,144
International	37,589	27,637	103,701	88,392
Total revenue	$174,909	$176,996	$533,901	$605,536
*North America revenue consists of revenues from the United States and Canada.

4.Cash, Cash Equivalents, and Financial Instruments
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Adjusted Cost	Allowance for Credit Losses	Total Unrealized Gains	Total Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$45,188	$—	$—	$—	$45,188	$45,188	$—
Level 1:
Money market funds	27,364	—	—	—	27,364	27,364	—
Subtotal	27,364	—	—	—	27,364	27,364	—
Level 2:
U.S. treasury securities	101,550	—	—	(475)	101,075	—	101,075
Subtotal	101,550	—	—	(475)	101,075	—	101,075
Total	$174,102	$—	$—	$(475)	$173,627	$72,552	$101,075

	As of December 31, 2022
	Adjusted Cost	Allowance for Credit Losses	Total Unrealized Gains	Total Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$155,459	$—	$—	$—	$155,459	$155,459	$—
Level 1:
Money market funds	69,484	—	—	—	69,484	69,484	—
Subtotal	69,484	—	—	—	69,484	69,484	—
Level 2:
U.S. treasury securities	74,659	—	—	(403)	74,256	—	74,256
Subtotal	74,659	—	—	(403)	74,256	—	74,256
Total	$299,602	$—	$—	$(403)	$299,199	$224,943	$74,256
Marketable securities held as of September 30, 2023 generally mature over the next twenty-four months.
There are no allowances for credit losses recorded for the periods presented. As of September 30, 2023 and December 31, 2022, the gross unrealized losses on available-for-sale debt securities are related to market interest.
5.Inventories
Inventories are comprised of the following:

	As of September 30, 2023	As of December 31, 2022
(in thousands)
Raw materials	$40,879	$40,911
Finished goods	285,583	340,557
Total inventories	$326,462	$381,468
Inventories current	$303,592	$351,682
Inventories non-current (included in other assets)	$22,870	$29,786
The Company has included zero and $4.5 million in finished goods for connected machines that are currently undergoing rework prior to being in a sellable condition as of September 30, 2023 and December 31, 2022, respectively.

6.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of September 30, 2023	As of December 31, 2022
(in thousands)
Sales incentives	$24,134	$35,552
Other accrued liabilities and other current liabilities	24,313	34,223
Total accrued expenses	$48,447	$69,775
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
As of September 30, 2023, and December 31, 2022 total unamortized debt issuance costs were $1.2 million and $1.5 million, respectively.
The Credit Agreement is collateralized by substantially all of the Company’s assets and contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for loans of this nature. In particular, the Credit Agreement will not permit the leverage ratio to be greater than 3.0 to 1.0, measured on the last day of any fiscal quarter. In addition, the Credit Agreement will not permit the interest coverage ratio to be less than 3.0 to 1.0, for any period of four consecutive quarters, measured on the last day of any fiscal quarter. Management has determined that the Company was in compliance with all financial and non-financial debt covenants as of September 30, 2023. As of September 30, 2023 and December 31, 2022, no amounts were outstanding under the Credit Agreement and available borrowings were $300.0 million.
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

The estimated annual effective tax rate was 32.5% and 30.9% for the three and nine months ended September 30, 2023, respectively, and 29.5% and 28.3% for the three and nine months ended September 30, 2022, respectively. The Company’s provision for income taxes was $8.3 million and $19.0 million, respectively, for the three and nine months ended September 30, 2023, and $5.2 million and $19.6 million, respectively, for the three and nine months ended September 30, 2022. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to discrete tax items including a stock-based compensation difference due to the decrease in stock price upon vesting versus the stock price at the grant date.
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
9.Capital Structure
As of September 30, 2023, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001 per share, and 1,250,000,000 shares of common stock, par value $0.001 per share, which was divided between two series: Class A common stock and Class B common stock. As of September 30, 2023, the Company had 1,000,000,000 shares of Class A common stock and 250,000,000 shares of Class B common stock authorized and 53,147,352 shares of Class A common stock and 166,708,081 shares of Class B common stock issued and outstanding. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock. During the nine months ended September 30, 2023 and 2022, 9,008,751 and 6,374,221 shares of Class B common stock were converted to Class A common stock, respectively.
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

During the nine months ended September 30, 2023, the Company repurchased and retired 489,527 shares of our Class A common stock for $4.6 million under this authorization.
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
On December 21, 2022, the Company declared a special dividend of $0.35 per share on its Class A and Class B common stock, payable on February 15, 2023 to shareholders of record as of February 1, 2023. As part of the dividend, and pursuant to the underlying award agreements, holders of RSUs and PRSUs received a dividend equivalent of $0.35 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $81.4 million was to be satisfied in cash of $76.9 million payable to holders of Class A and Class B common stock with the remaining $4.5 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures.
During the three and nine months ended September 30, 2023, an aggregate of $218.0 million and $293.8 million, respectively, was paid in cash, and $14.8 million and $19.2 million, respectively, was satisfied in the form of dividend equivalents to RSU or PRSU holders.
Dividends payable includes dividends declared but not yet paid and prior dividends on unvested shares of Class A common stock payable upon future vesting. $0.4 million of the cash dividend payable is classified as non-current and presented in other non-current liabilities on the consolidated balance sheets due to vesting conditions.

10.Stock-Based Compensation
Stock-based Compensation Cost
The following table shows the stock-based compensation cost by award type for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Equity classified awards
Restricted stock units	$11,022	$8,894	$30,041	$24,144
Stock options	617	890	1,763	2,808
Class B common stock	1,619	2,569	4,891	7,379
Liability classified awards	10	77	36	(131)
Total stock-based compensation	$13,268	$12,430	$36,731	$34,200
The following table sets forth the total stock-based compensation cost included in the Company’s condensed consolidated statements of operations and comprehensive income or capitalized to assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Cost of revenue
Connected machines	$169	$11	$543	$23
Subscriptions	422	115	751	274
Accessories and materials	153	—	677	—
Total cost of revenue	744	126	1,971	297
Research and development	4,732	4,746	13,355	13,672
Sales and marketing	3,156	3,347	9,362	9,470
General and administrative	3,850	3,051	10,101	7,191
Total stock-based compensation expense	$12,482	$11,270	$34,789	$30,630
Capitalized for software development costs	545	662	1,520	1,815
Capitalized to inventories	241	498	422	1,755
Total stock-based compensation	$13,268	$12,430	$36,731	$34,200
As of September 30, 2023, there was $106.7 million of unrecognized stock-based compensation cost related to service-based awards which is expected to be recognized over a weighted-average period of 2.5 years. The total unrecognized compensation expense related to unvested PRSUs was $157.8 million as of September 30, 2023.
2021 Equity Incentive Plan
In March 2021, the Company’s 2021 Equity Incentive Plan became effective. The 2021 Equity Incentive Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. As of September 30, 2023, 41,628,543 shares of Class A common stock were reserved for issuance under this plan including shares reserved for previously granted awards discussed below as well as shares reserved for issuance of future awards under the plan.

A summary of the Company’s service-based restricted stock unit (“RSU”) activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	6,364,022	$18.16
Granted	4,129,919	$10.57
Dividend equivalent grants	594,486	—
Vested	(1,733,793)	$19.04
Forfeited / cancelled	(353,915)	$14.53
Outstanding at September 30, 2023	9,000,719	$14.62
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
A summary of the Company’s PRSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of PRSUs (a)	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	6,295,000	$23.32
Dividend equivalent grants	710,033	$—
Forfeited / cancelled	(239,032)	$23.37
Outstanding at September 30, 2023	6,766,001	$23.32
a.Represents the maximum number of PRSUs assuming all performance targets are achieved.
The expense recognized each period for these PRSUs is primarily dependent upon the Company’s estimate of the probability of achieving the performance targets. At September 30, 2023, the Company determined it was not probable any performance conditions would be achieved so no stock-based compensation was recorded for these PRSUs during the nine months ended September 30, 2023.
Options under the 2021 Equity Incentive Plan have a contractual term of 10 years. The exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of the shares on the date of grant.
A summary of the Company’s stock option activity under the 2021 Equity Incentive Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2022	3,142,911	$20.00	4.6	$—
Forfeited / cancelled	(141,834)	$20.00
Outstanding at September 30, 2023	3,001,077	$20.00	3.8	$—
Vested and exercisable at September 30, 2023	2,483,207	$20.00	3.6	$—
During the nine months ended September 30, 2023 and 2022, no options were granted.

Certain employees received restricted stock unit equivalents (“RSU equivalents”) which upon vesting are settled for a cash payment equal to the difference between the Company’s stock price on the vesting date less the base price specified at the time of the grant. As of September 30, 2023, the total recognized liability for these awards was immaterial.
Unvested Class B Common Stock
The Company’s unvested Class B common stock resulted from the Corporate Reorganization and is not part of the 2021 Equity Incentive Plan. Activity related to Class B common stock subject to future vesting for the nine months ended September 30, 2023 is as follows:

	Number of Unvested Shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	4,655,214	$20.00
Vested	(2,501,453)	$20.00
Forfeited / cancelled	(315,958)	$20.00
Outstanding at September 30, 2023	1,837,803	$20.00
Options to Purchase Class B Common Stock
The Company’s options to purchase Class B common stock resulted from the Corporate Reorganization and are not part of the 2021 Equity Incentive Plan. A summary of the Company stock option activity for the options to purchase shares of Class B common stock is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2022	358,000	$9.04	2.8	$82
Exercised	(40,575)	9.04
Forfeited / cancelled	(46,000)	$9.04
Outstanding at September 30, 2023	271,425	$9.04	2.1	$68
Vested and exercisable at September 30, 2023	271,425	$9.04	2.1	$68
During the nine months ended September 30, 2023 and 2022, the total intrinsic value of options exercised was immaterial.
2021 Employee Stock Purchase Plan
In March 2021, the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”) became effective. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of September 30, 2023, 8,422,446 shares of our Class A common stock were available for sale under the 2021 ESPP.
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
The Company has determined its leases should be classified as operating leases. Variable lease costs are comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and are classified as lease cost due to the Company's election to not separate lease and non-lease components. The Company incurred operating lease costs of $1.3 million and $4.0 million for the three and nine months ended September 30, 2023, respectively, and $1.4 million and $4.1 million for the three and nine months ended September 30, 2022, respectively. The Company also incurred variable lease costs of $0.1 million and $0.2 million, for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.5 million and $4.5 million for the three and nine months ended September 30, 2023, respectively, and $1.5 million and $4.3 million for the three and nine months ended September 30, 2022, respectively. These amounts were included in net cash provided by operating activities in the Company's consolidated statements of cash flows.
As of September 30, 2023, the maturities of the Company's operating lease liabilities were as follows:

Year Ended December 31,	Operating Leases
(in thousands)
2023 (remainder of the year)	$1,470
2024	5,440
2025	4,249
2026	3,796
2027	967
Total lease payments	$15,922
Less: imputed interest	$(701)
Present value of operating lease liabilities	$15,221
Operating lease liabilities, current	$5,392
Operating lease liabilities, non-current	$9,829
As of September 30, 2023, the weighted average remaining operating lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	As of September 30, 2023	As of September 30, 2022
Weighted-average remaining lease term of operating leases	3.1 years	4.0 years
Weighted-average discount rate of operating leases	2.5%	2.6%

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
14.Employee Benefit Plan
The Company sponsors a 401(k) plan for the benefit of its employees who have attained at least 18 years of age. The Company matches 50% of the first 12% of an employee’s salary contributed to the plan on the first day of the month following their hire date. The Company contributed $0.5 million and $1.9 million for the three and nine months ended September 30, 2023, respectively, and $0.6 million and $2.0 million for the three and nine months ended September 30, 2022, respectively.
15.Net Income Per Share
The computation of net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands, except share and per share amounts)
Basic earnings per share:
Net income	$17,225	$12,444	$42,348	$49,775
Shares used in computation:
Weighted-average common shares outstanding, basic	217,737,089	215,347,882	216,771,051	214,361,026
Earnings per share, basic	$0.08	$0.06	$0.20	$0.23

Diluted earnings per share:
Net income	$17,225	$12,444	$42,348	$49,775
Shares used in computation:
Weighted-average common shares outstanding, basic	217,737,089	215,347,882	216,771,051	214,361,026
Weighted-average effect of potentially dilutive securities:
Unvested common stock subject to forfeiture	1,524,534	4,877,317	2,029,734	6,196,682
Employee stock options	42,039	—	24,903	34,560
Restricted stock units	1,121,029	128,608	1,094,655	511,323
Diluted weighted-average common shares outstanding	220,424,691	220,353,807	219,920,343	221,103,591
Diluted net income per share	$0.08	$0.06	$0.19	$0.23
The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Employee stock options	3,001,077	3,574,058	3,001,077	3,206,058
Restricted stock units	4,605,725	6,073,656	4,630,993	5,870,678
Unvested common stock subject to forfeiture	315,858	1,054,555	367,133	641,845
As of September 30, 2023, 6,766,001 PRSUs were not assessed for inclusion in diluted earnings per share, and any potential antidilutive shares were excluded from the table above because they are subject to performance conditions that were not achieved as of such date.

16.Segment Information
The Company’s operating segments are generally organized by the type of product or service offered. Similar operating segments have been aggregated into three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. Segment information is presented in the same manner that the Company’s Chief Operating Decision Maker (“CODM”) reviews the results of operations in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of September 30, 2023, long-lived assets located outside the United States, primarily located in Malaysia and China, were $13.9 million.
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
Key financial performance measures of the segments including revenue, cost of revenue and gross profit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Connected Machines:
Revenue	$49,495	$52,420	$120,910	$150,249
Cost of revenue	41,613	49,240	108,444	144,835
Gross profit	$7,882	$3,180	$12,466	$5,414

Subscriptions:
Revenue	$76,265	$68,865	$227,477	$201,247
Cost of revenue	8,166	6,500	23,695	18,933
Gross profit	$68,099	$62,365	$203,782	$182,314

Accessories and Materials:
Revenue	$49,149	$55,711	$185,514	$254,040
Cost of revenue	43,196	39,422	155,507	175,486
Gross profit	$5,953	$16,289	$30,007	$78,554

Consolidated:
Revenue	$174,909	$176,996	$533,901	$605,536
Cost of revenue	92,975	95,162	287,646	339,254
Gross profit	$81,934	$81,834	$246,255	$266,282

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
Overview of Our Business and History
At Cricut, our mission is to help people lead creative lives. We have designed and built a creativity platform that enables our engaged and loyal community of over 8.6 million users to turn ideas into professional-looking handmade goods. With our highly versatile connected machines, design apps and accessories and materials, our users create everything from personalized birthday cards, mugs and T-shirts to large-scale interior decorations.
Our users’ journeys typically begin with the purchase of a connected machine. We currently sell a portfolio of connected machines that cut, write, score and create other decorative effects using a wide variety of materials including paper, vinyl, iron-on vinyl, pens, and more. Our connected machines are designed for a wide range of uses and are available at a variety of price points (MSRP by machine family as of September 30, 2023):
•Cricut Joy family for personalization, organization, and customization, $149.00 - $199.00 MSRP
•Cricut Explore family for cutting, writing and scoring, $249.00 - $319.00 MSRP
•Cricut Maker family for cutting, writing, scoring and adding decorative effects to a wider range of materials, $399.00 - $429.00 MSRP
•Cricut Venture for cutting, writing, and scoring large-format projects at professional speeds, $999.00 MSRP
Our software integrates our connected machines and design apps, allowing our users to create and share seamlessly. Our software is cloud-based, meaning that users can access and work on their projects anywhere, at any time, across desktops or mobile devices. We enable our users to be inspired, to create and share projects with the Cricut community and to follow others doing the same. On our apps, users can find inspiration, purchase or upload content like fonts and images, design a project from scratch or find a vast array of ready-to-make projects.
Users can leverage the full power of our platform by using our connected machines together with our free design apps, in-app purchases and subscription offerings to design and complete projects. All users can access a select number of free images, fonts and projects from our design apps or upload their own. In addition, we offer a wider selection of images, fonts and projects for purchase à la carte, including licensed content from partners with well-known brands and characters, like major motion picture studios. We also have two subscription offerings: Cricut Access and Cricut Access Premium. Cricut Access provides a subscription to images, fonts and projects as well as other member benefits, including exclusive software features and functionality, discounts, and priority Cricut Member Care. Cricut Access is billed monthly for $9.99 per month or annually for $95.88 per year. Cricut Access Premium includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping and is billed annually for $119.88 per year. As of September 30, 2023, we had nearly 2.7 million Paid Subscribers to Cricut Access and Cricut Access Premium.
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

	As of September 30,
	2023	2022
Users (in thousands)	8,639	7,457
Percentage of Users Creating in Trailing 90 Days	42%	48%
Number of Users Creating in Trailing 90 Days	3,641	3,564
Paid Subscribers (in thousands)	2,699	2,438

	Three Months Ended September 30,
	2023	2022
Subscription ARPU	$8.93	$9.40
Accessories and Materials ARPU	$5.75	$7.61
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
Revenue
Connected Machines
We generate Connected Machines revenue from sales of our portfolio of connected machines, currently consisting of machines in four product families, Cricut Maker, which includes Maker and Maker 3, Cricut Explore, which includes Explore Air 2 and Explore 3, Cricut Joy, which includes Joy and Joy Xtra, and Cricut Venture, net of sales discounts, incentives and returns. Connected Machines revenue is recognized at the point in time when control is transferred, which is either upon shipment or delivery to the customer in accordance with the terms of each customer contract.
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
The following table is presented in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Revenue:
Connected machines	$49,495	$52,420	$120,910	$150,249
Subscriptions	76,265	68,865	227,477	201,247
Accessories and materials	49,149	55,711	185,514	254,040
Total revenue	174,909	176,996	533,901	605,536
Cost of revenue:
Connected machines(1)	41,613	49,240	108,444	144,835
Subscriptions(1)	8,166	6,500	23,695	18,933
Accessories and materials(1)	43,196	39,422	155,507	175,486
Total cost of revenue	92,975	95,162	287,646	339,254
Gross profit	81,934	81,834	246,255	266,282
Operating expenses:
Research and development(1)	15,910	18,747	50,057	59,332
Sales and marketing(1)	28,375	29,165	87,398	93,470
General and administrative(1)	13,962	16,501	55,334	44,623
Total operating expenses	58,247	64,413	192,789	197,425
Income from operations	23,687	17,421	53,466	68,857
Other income, net	1,828	235	7,834	518
Income before provision for income taxes	25,515	17,656	61,300	69,375
Provision for income taxes	8,290	5,212	18,952	19,600
Net income	$17,225	$12,444	$42,348	$49,775

(1)    Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Cost of revenue
Connected machines	$169	$11	$543	$23
Subscriptions	422	115	751	274
Accessories and materials	153	—	677	—
Total cost of revenue	744	126	1,971	297
Research and development	4,732	4,746	13,355	13,672
Sales and marketing	3,156	3,347	9,362	9,470
General and administrative	3,850	3,051	10,101	7,191
Total stock-based compensation expense	$12,482	$11,270	$34,789	$30,630

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
(dollars in thousands)
Revenue:
Connected machines	$49,495	$52,420	$(2,925)	(6)%	$120,910	$150,249	$(29,339)	(20)%
Subscriptions	76,265	68,865	7,400	11%	227,477	201,247	26,230	13%
Accessories and materials	49,149	55,711	(6,562)	(12)%	185,514	254,040	(68,526)	(27)%
Total revenue	$174,909	$176,996	$(2,087)	(1)%	$533,901	$605,536	$(71,635)	(12)%

Three Months Ended September 30, 2023 and 2022
Connected Machines revenue decreased by $2.9 million, or 6%, to $49.5 million for the three months ended September 30, 2023 from $52.4 million for the three months ended September 30, 2022. The decrease was driven by a decline in the number of Connected Machines sold during the period, particularly for Maker and Air 2, due to lower consumer demand. The decrease was offset partially by sales of Joy Xtra and Venture, which launched in September and July 2023, respectively, and decreased sales incentives.
Subscriptions revenue increased by $7.4 million, or 11%, to $76.3 million for the three months ended September 30, 2023 from $68.9 million for the three months ended September 30, 2022. The increase was primarily driven by an increase in the number of Paid Subscribers which increased by 11% from 2.4 million as of September 30, 2022 to nearly 2.7 million as of September 30, 2023.
Accessories and Materials revenue decreased by $6.6 million, or 12%, to $49.1 million for the three months ended September 30, 2023 from $55.7 million for the three months ended September 30, 2022. The decrease was driven by a decline in unit sales of Project Materials.

Nine Months Ended September 30, 2023 and 2022
Connected Machines revenue decreased by $29.3 million, or 20%, to $120.9 million for the nine months ended September 30, 2023 from $150.2 million for the nine months ended September 30, 2022. The decrease was primarily driven by a decline in the number of Connected Machines sold during the period, particularly for Maker and Air 2 units due to lower consumer demand. The decrease was offset partially by decreased sales incentives and sales of Joy Xtra and Venture, which launched in September and July 2023, respectively.

Subscriptions revenue increased by $26.2 million, or 13%, to $227.5 million for the nine months ended September 30, 2023 from $201.2 million for the nine months ended September 30, 2022. The increase was primarily driven by an increase in the number of Paid Subscribers which increased by 11% from 2.4 million as of September 30, 2022 to nearly 2.7 million as of September 30, 2023.
Accessories and Materials revenue decreased by $68.5 million, or 27%, to $185.5 million for the nine months ended September 30, 2023 from $254.0 million for the nine months ended September 30, 2022. The decrease was driven by a decline in unit sales volume across all product families, especially for Project Materials.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
(dollars in thousands)
Cost of Revenue:
Connected machines	$41,613	$49,240	$(7,627)	(15)%	$108,444	$144,835	$(36,391)	(25)%
Subscriptions	8,166	6,500	1,666	26%	23,695	18,933	4,762	25%
Accessories and materials	43,196	39,422	3,774	10%	155,507	175,486	(19,979)	(11)%
Total cost revenue	$92,975	$95,162	$(2,187)	(2)%	$287,646	$339,254	$(51,608)	(15)%
Gross Profit:
Connected machines	7,882	3,180	4,702	148%	12,466	5,414	7,052	130%
Subscriptions	68,099	62,365	5,734	9%	203,782	182,314	21,468	12%
Accessories and materials	5,953	16,289	(10,336)	(63)%	30,007	78,554	(48,547)	(62)%
Total gross profit	$81,934	$81,834	$100	—%	$246,255	$266,282	$(20,027)	(8)%
Gross Margin
Connected machines	16%	6%			10%	4%
Subscriptions	89%	91%			90%	91%
Accessories and materials	12%	29%			16%	31%
Three Months Ended September 30, 2023 and 2022
Connected Machines cost of revenue decreased by $7.6 million, or 15%, to $41.6 million for the three months ended September 30, 2023 from $49.2 million for the three months ended September 30, 2022. The decrease was primarily driven by a decline in the number of Connected Machines sold during the period, particularly for Maker and Air 2 units, offset partially by sales of Joy Xtra and Venture, which launched in September and July 2023, and increased warehousing and operations costs.
Gross margin for Connected Machines was 16% for the three months ended September 30, 2023 and 6% for the three months ended September 30, 2022. The increase was primarily related to improved product mix and less promotional activity, offset partially by increased warehousing and operations costs.
Subscriptions cost of revenue increased by $1.7 million, or 26%, to $8.2 million for the three months ended September 30, 2023 from $6.5 million for the three months ended September 30, 2022. The increase was primarily driven by an increase in amortization of capitalized software development costs and external digital content costs.
Gross margin for Subscriptions was 89% for the three months ended September 30, 2023 and 91% for the three months ended September 30, 2022. The decrease was primarily driven by an increase in amortization of capitalized software development costs and external digital content costs.
Accessories and Materials cost of revenue increased by $3.8 million, or 10%, to $43.2 million for the three months ended September 30, 2023 from $39.4 million for the three months ended September 30, 2022. The increase was primarily driven by $8.2 million in excess inventory write-downs primarily attributed to Project Materials and Extensions products and higher warehousing and operations costs, partially offset by a decline in unit sales of Project Materials.

Gross margin for Accessories and Materials decreased to 12% for the three months ended September 30, 2023 from 29% for the three months ended September 30, 2022. Gross margin decreased primarily due to excess inventory write-downs primarily attributed to Project Materials and Extensions products and increased warehousing and operations costs, partially offset by more favorable cost per unit and lower promotional activity as a percentage of revenue.
Nine Months Ended September 30, 2023 and 2022
Connected Machines cost of revenue decreased by $36.4 million, or 25%, to $108.4 million for the nine months ended September 30, 2023 from $144.8 million for the nine months ended September 30, 2022. The decrease was primarily driven by a decline in the number of Connected Machines sold during the period, particularly for units of Maker and Air 2.
Gross margin for Connected Machines was 10% for the nine months ended September 30, 2023 and 4% for the nine months ended September 30, 2022. The increase was primarily related to improved product mix and less promotional activity, offset partially by increased warehousing and operations costs.
Subscriptions cost of revenue increased by $4.8 million, or 25%, to $23.7 million for the nine months ended September 30, 2023 from $18.9 million for the nine months ended September 30, 2022. The increase was primarily driven by an increase in amortization of capitalized software development costs and external digital content costs.
Gross margin for Subscriptions was 90% for the nine months ended September 30, 2023 and 91% for the nine months ended September 30, 2022. The decrease was primarily driven by an increase in amortization of capitalized software development costs and external digital content costs.
Accessories and Materials cost of revenue decreased by $20.0 million, or 11%, to $155.5 million for the nine months ended September 30, 2023 from $175.5 million for the nine months ended September 30, 2022. The decrease was primarily driven by a decline in unit sales across all product families during the period, partially offset by $17.9 million in excess inventory write-downs primarily attributed to Project Materials and Extensions products, higher warehousing and operations costs, and impairment of unused equipment.
Gross margin for Accessories and Materials decreased to 16% for the nine months ended September 30, 2023 from 31% for the nine months ended September 30, 2022. Gross margin decreased primarily due to excess inventory write-downs primarily attributed to Project Materials and Extensions products and higher warehousing and operations costs, offset partially by a more favorable cost per unit.
Operating Expenses
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
(dollars in thousands)
Research and development	$15,910	$18,747	$(2,837)	(15)%	$50,057	$59,332	$(9,275)	(16)%
As a percentage of total revenue	9%	11%			9%	10%
Research and development expenses decreased by $2.8 million, or 15%, to $15.9 million for the three months ended September 30, 2023 from $18.7 million for the three months ended September 30, 2022. The decrease was primarily due to a $1.8 million decrease in product development expenses for future products and a $0.8 million decrease in personnel related expense.
Research and development expenses decreased by $9.3 million, or 16%, to $50.1 million for the nine months ended September 30, 2023 from $59.3 million for the nine months ended September 30, 2022. The decrease was primarily due to a $7.9 million decrease in product development expenses for future products, a $1.5 million decrease in personnel related expenses, partially offset by an increase in professional services expense.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
(dollars in thousands)
Sales and marketing	$28,375	$29,165	$(790)	(3)%	$87,398	$93,470	$(6,072)	(6)%
As a percentage of total revenue	16%	16%			16%	15%
Sales and marketing expenses decreased by $0.8 million, or 3%, to $28.4 million for the three months ended September 30, 2023 from $29.2 million for the three months ended September 30, 2022. The decrease was primarily due to a $0.5 million decrease in personnel related expense and a $0.5 million decrease in advertising and other marketing costs, partially offset by an increase in payment processing fees.
Sales and marketing expenses decreased by $6.1 million, or 6%, to $87.4 million for the nine months ended September 30, 2023 from $93.5 million for the nine months ended September 30, 2022. The decrease was primarily due to a $4.5 million decrease in advertising and other marketing costs, a $1.1 million decrease in personnel related expense, and a $1.0 million decrease in software and website subscriptions expense, partially offset by an increase in payment processing fees.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
(dollars in thousands)
General and administrative	$13,962	$16,501	$(2,539)	(15)%	$55,334	$44,623	$10,711	24%
As a percentage of total revenue	8%	9%			10%	7%
General and administrative expenses decreased by $2.5 million, or 15%, to $14.0 million for the three months ended September 30, 2023 from $16.5 million for the three months ended September 30, 2022. The decrease was primarily due to a $4.5 million decrease in bad debt allowance, partially offset by increased personnel related expense.
General and administrative expenses increased by $10.7 million, or 24%, to $55.3 million for the nine months ended September 30, 2023 from $44.6 million for the nine months ended September 30, 2022. The increase was primarily due to a $3.8 million increase in personnel related expense, a $2.8 million increase in professional services expense, a $2.0 million increase in bad debt allowance, and a $1.3 million increase in software and website subscriptions expense.
Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
(dollars in thousands)
Other income, net	$1,828	$235	$1,593	678%	$7,834	$518	$7,316	1412%
Other income, net increased by $1.6 million or 678% to $1.8 million for the three months ended September 30, 2023 from $0.2 million for the three months ended September 30, 2022. The increase was due to an increase in interest income.
Other income, net increased by $7.3 million or 1412% to $7.8 million for the nine months ended September 30, 2023 from $0.5 million for the nine months ended September 30, 2022. The increase was due to an increase in interest income.

Income Tax Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
(dollars in thousands)
Provision for income taxes	$8,290	$5,212	$3,078	59%	$18,952	$19,600	$(648)	(3)%
Provision for income taxes increased by $3.1 million, or 59%, to $8.3 million for the three months ended September 30, 2023 from $5.2 million for the three months ended September 30, 2022. The increase was primarily due to an increase in discrete items that resulted in an effective tax rate after discrete items of 32.5% and 29.5% for the three months ended September 30, 2023 and 2022, respectively. The increase in the effective tax rate after discrete items is primarily due to an increase in stock-based compensation difference due to the decrease in stock price upon vesting versus the stock price at the grant date.
Provision for income taxes decreased by $0.6 million, or 3%, to $19.0 million for the nine months ended September 30, 2023 from $19.6 million for the nine months ended September 30, 2022. The decrease was primarily due to a reduction in pre-tax net income and represents an effective tax rate after discrete items of 30.9% and 28.3% for the nine months ended September 30, 2023 and 2022, respectively. The increase in the effective tax rate after discrete items is primarily due to discrete tax items including a stock-based compensation difference of $1.7 million due to the decrease in stock price upon vesting versus the stock price at the grant date.
Liquidity and Capital Resources
Our operations during the periods presented have been financed primarily through cash flow from operating activities and the net proceeds from our initial public offering in March of 2021. We believe our balances of cash and cash equivalents and marketable securities, which totaled $72.6 million and $101.1 million, respectively, as of September 30, 2023, along with forecasted cash expected to be generated by ongoing operations and $300.0 million in available borrowings and the option to increase the aggregate amount of the New Credit Facility by up to an additional $150.0 million (see Note 7) will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
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
Cash Flows

	Nine Months Ended September 30,
	2023	2022
(in thousands)
Net cash flows provided by operating activities	$196,026	$630
Net cash flows used in investing activities	(43,998)	(101,011)
Net cash flows used in financing activities	(304,324)	(16,654)

Operating Activities
The change in net cash flows from operating activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is primarily due to lower inventory purchases during 2023 due to higher beginning inventory balances combined with softening of consumer demand. In addition, a smaller decrease in payable balances with inventory vendors in 2023 compared to 2022, due to fewer purchases in 2023. These increases were partially offset by a reduction in cash received from accounts receivable in 2023 compared to 2022.
Investing Activities
The change in net cash flows from investing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due to lower purchases of marketable securities partially offset by a decrease in proceeds from sales of marketable securities.
Financing Activities
The change in net cash flows from financing activities for the nine months ended September 30, 2023 compared to nine months ended September 30, 2022 was primarily due to dividend payments of $293.8 million.
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
•supply chain, manufacturing, distribution and fulfillment risks, including our being primarily dependent on two contract manufacturers and on limited sources of supply for components, accessories and materials, as well as our ability to forecast demand and manage our inventory;
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
Our financial performance has been and will continue to be significantly determined by our success in attracting and retaining brick-and-mortar and online retail partners. For the year ended December 31, 2021, our top seven brick-and-mortar and online retail partners accounted for 52% of total revenue. For the twelve months ended December 31, 2022, our top seven brick-and-mortar and online retail partners accounted for 37% of total revenue. For the nine months ended September 30, 2023, our top seven brick-and-mortar and online retail partners accounted for 33% of total revenue. We anticipate that a similar level of concentration will continue for the foreseeable future.
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
Our ability to continue our revenue growth and increase our profitability depends in part upon our ability to successfully implement certain strategic go-to-market initiatives, including expanding our online sales presence while continuing to work with key brick-and-mortar and online retail partners. Our online sales include online sales through the websites of our brick-and-mortar and online retail partners as well as through our own website cricut.com. In the year ended December 31, 2020, 48% of our revenue was generated from these online channels. In the year ended December 31, 2021, 50% of our revenue was generated from these online channels. For the twelve months ended December 31, 2022, 59% of our revenue was generated from these online channels. For the nine months ended September 30, 2023, 64% of our revenue was generated from these online channels. There can be no assurance that online sales will remain at these levels in the future or that we will be able to continue to significantly grow our online channels.

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
As of September 30, 2023, approximately 31% of our users were Paid Subscribers. If we are unable to maintain or increase subscriptions, which have higher margins than our other products, our future revenue and results of operations could be harmed. Our Paid Subscribers have no contractual obligation to renew their subscriptions to Cricut Access or Cricut Access Premium after the expiration of their initial subscription term, and our subscriptions may be offered on a monthly and annual basis. The images and designs on our platform are available for purchase à la carte, which may limit the incentive for users to purchase subscriptions. Our ability to increase new subscriptions may decline or fluctuate as a result of a number of factors, including seasonality, the quality of images and projects we offer, level of engagement, the number of new features and capabilities only offered through our subscriptions, the prices of products offered by our competitors and the budgets and consumer spending habits of our users. If our users do not renew their subscriptions or if additional users do not purchase subscriptions, our future revenue and results of operations could be harmed. To the extent that users of our free design apps do not purchase images, projects or products à la carte or convert to a subscription, our future revenue and results of operations could be harmed. Our efforts to increase our subscriptions may not have the desired effect. For example, in 2021, we proposed changes to our free Design Space app that would have limited the number of personal images or patterns a user could upload and save each month to our cloud without a subscription; however, because of user reaction, we determined not to proceed with the proposed changes. Instead of increasing subscriptions, other attempts to increase subscriptions could cause our users to limit their use of our connected machines, cause reputational harm and damaged relationships, and result in reduced sales of connected machines and accessories and materials, any of which could negatively affect our future revenue and results of operations. Finally, any future changes to our subscription model could make our subscriptions less attractive to users or reduce our margins on subscriptions, which could negatively affect our future revenue and results of operations.
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
Copycat companies or products have in the past attempted, are currently attempting, and in the future may continue to attempt to imitate our connected machines and accessories and materials, our brand or the functionality of our products. When consumers purchase copycat products in lieu of our products, it negatively affects our business and results of operations. In the past, when we have become aware of such products, we have employed technological or legal measures in an attempt to halt their distribution, and we plan to continue to employ such measures in the future. However, we may be unable to detect all copycat products in a timely manner, and, even if we could, technological and legal measures may be insufficient to halt their distribution. In some cases, particularly in the case of brick-and-mortar and online retail partners and distributors operating outside of the United States, our available remedies may not be adequate to protect us against the effect of such copycat products. Regardless of whether we can successfully enforce our rights against the producers of these products, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations or financial condition. For example, we are currently aware of certain unauthorized copycat products, including machines, mats and other accessories, that are actively marketed for use with our connected machines and are available through certain major online retail partners. We have taken legal action against certain of the producers of these copycat products and anticipate expending significant financial or other resources in the future to combat these products. In addition, to the extent that sales of copycat products create confusion or experiences with our products among consumers, our brand and business could be harmed. For example, in some cases, users purchase copycat products believing them to be Cricut products and then inaccurately attribute defects with those products to Cricut, which would adversely affect our reputation. In other cases, our users purchase copycat accessories to use with their connected machine, but since the copycat accessories are not calibrated correctly to work with our connected machines, they may have a negative experience and attribute it to the connected machine.

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
If we are unable to sustain pricing levels for our products and subscriptions, whether due to competitive pressure or otherwise, our gross margins could be significantly reduced. Our portfolio of connected machines range from $149.00 to $999.00 MSRP, and subscription offerings range from $9.99 per month to $95.88 per year for Cricut Access or $119.88 per year for Cricut Access Premium, which includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping. Within our accessories and materials, our SKUs range in price from $0.99 to $799.00.
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
We have grown rapidly in recent years and have limited operating experience at our current size. For example, our revenue grew from $486.6 million in 2019 to $1,306.2 million in 2021 before reducing to $886.3 million in 2022. In addition, between December 31, 2020 and December 31, 2021, our employee headcount increased from over 640 to over 830. As of December 31, 2022, our employee headcount was over 775, and as September 30, 2023, our employee headcount was over 700. In January 2023, due to the challenging macroeconomic environment and with the goal of maintaining the health and sustainability of the company, we implemented a workforce reduction which impacted approximately 8% of Cricut employees. While we do not expect headcount growth to continue at the same pace as in recent years, we may choose to significantly increase headcount again in the future. Further, as we grow, our business becomes increasingly complex, particularly for a company of our relative size. To effectively manage and capitalize on our growth, we must continue to forecast demand and manage our supply chain, expand our sales and marketing, focus on innovative product development, upgrade and secure our management information systems and other processes and obtain more space for our expanding staff. Our continued growth and complexity could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training and managing a diffuse and growing employee base. Failure to scale with growth could harm our future success, including our ability to effectively focus on and pursue our corporate objectives. Moreover, the complicated nature of our business, in which we design our own products, develop our own design apps, rely on third-party manufacturers and sell our products through brick-and-mortar and online retail partners, as well as through our website, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. If we do not adapt to meet these evolving challenges, including hiring and maintaining the right number of employees for each aspect of our business, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products may suffer and our company culture may be harmed.
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
Our top seven brick-and-mortar and online retail partners, measured by the product revenue we derive from them, accounted for 52% of product revenue for the year ended December 31, 2021, 37% for the year ended December 31, 2022, and 33% for the nine months ended September 30, 2023. Gross margins from sales to retailers may decline as a result of a number of factors outside our control, including inflationary pricing pressures, tariffs as a result of trade wars and our reliance on a primary contract manufacturer which holds influence over the supply chain. This may magnify the impact of variations in revenue and operating costs on our results of operations, which in turn could adversely affect our overall margins and profitability. We had in 2020, 2021 and 2022, and may continue to have in the future, low gross margins in the early stages of our relationships with certain brick-and-mortar and online retail partners, particularly international brick-and-mortar and online retail partners that often require significant ramp-up periods, which has and may in the future adversely affect our total revenue. To compete effectively, we have been, and may in the future decide to offer significant discounts to large brick-and-mortar and online retail partners at lower margins or reduce or withdraw from existing relationships with smaller brick-and-mortar and online retail partners, which could negatively impact our revenue and could adversely affect our gross margins and overall profitability.
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
Our products and subscriptions may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, inflationary pressures, consumers’ individual savings-to-spend ratio, levels of unemployment, discretionary time and money available, tax rates and political factors, including war or other armed conflicts, including the current conflicts between Russia and Ukraine and between Israel and Hamas. While we saw an increase in demand for our products and subscriptions during the COVID-19 pandemic in 2020 and 2021, our current revenue growth rates are declining compared to those years. There can be no assurance that sales will return to 2020 and 2021 levels in the future or that we will be able to continue to significantly grow our revenue in a post-COVID-19 environment. To date, our business has operated almost exclusively in a relatively strong economic environment. Current deteriorating general economic conditions, inflationary pressures affecting the pricing of our products, and changes in consumer spending preferences and buying trends are having an adverse effect on demand for our products. Further, a federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets. Unfavorable economic conditions or other related factors may lead consumers to delay or reduce purchases of our products and subscriptions, and consumer demand for our products and subscriptions may not grow as we expect. As a result of these factors, our rate of adding new users is declining in comparison to the last two years and, in the short term, the number of paid subscribers could remain flat or decline. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and subscriptions could adversely affect our business, financial condition and results of operations.
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
Risks Related to Manufacturing, Supply Chain and Fulfillment
We primarily depend upon two contract manufacturers, and our operations would be disrupted if we encountered problems with our contract manufacturers.
We depend on third-party contract manufacturers to produce all of our products, and primarily rely upon two contract manufacturers to build most of our connected machines in Malaysia and China. For a limited number of our products, which collectively constitute a small portion of our revenue, a particular contract manufacturer is the sole source of the finished product. The agreements with our top vendors in 2020, 2021 and 2022, each have an initial term of five years from 2018 and automatically renew for subsequent periods of one year unless either party provides notice of non-renewal at least 60 days prior to the expiration of the initial term. Such agreements may be terminated by the vendors only for cause, such as (i) a breach of our payment obligation for accepted products that is not cured within ten days after notice from the vendor or (ii) certain events relating to our insolvency or filing a petition for bankruptcy. Such agreements may be terminated by us for cause, such as (i) failure to deliver products pursuant to the terms of the agreement, (ii) breaches of product warranty, indemnity or insurance; intellectual property; property and representations and covenants contained in the agreements; (iii) breaches of any other representations and warranties that are not cured within five days after notice or (iv) certain events relating to our top vendors’ insolvency or their filing a petition for bankruptcy. We may also terminate the agreements for convenience for any reason by giving 60 days’ prior written notice to the vendor.
As is the case generally with contract manufacturers, our contract manufacturers may be vulnerable to capacity constraints and reduced component availability, and our control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply or when we introduce new products or features, is limited. In addition, we must rely on our contract manufacturers to manufacture our connected machines and other accessories and materials to our quality and performance standards and specifications. Delays, component shortages and other manufacturing and supply problems could impair the distribution of our connected machines and ultimately our brand, or could negatively affect our gross margins. Furthermore, certain of our contract manufacturers have in the past and may in the future experience adverse changes in their business conditions. Any adverse change in our contract manufacturers’ financial or business conditions could disrupt our ability to supply our products to our brick-and-mortar and online retail partners, distributors and online sales channels, and could negatively impact our ability to meet our forecasted consumer demand and to timely launch new products or features. In addition, our primary two contract manufacturers primarily manufacture our connected machines at facilities located in Malaysia, with some manufacturing conducted by one of our primary contract manufacturers in the People’s Republic of China, or China. Manufacturing in these countries may be subject to political, economic, pandemic-related labor constraints, border closures, social and legal uncertainties that may harm our relationships with these parties. Our other contract manufacturers are also located in China and Malaysia, which may increase supply risk, including the risk of supply interruptions.
Our contracts with our two primary contract manufacturers do not obligate them to supply our connected machines in any specific quantity or at any specific price and allow us to enter purchase orders with such manufacturers. Entering into agreements requiring additional purchase orders is a typical part of our business and is common practice with other vendors that we may use from time to time. If our two primary contract manufacturers fail for any reason to continue manufacturing our connected machines in required volumes, in a timely manner, at high quality levels or at all, we may have to increase connected machine production at currently qualified contract manufacturers or engage acceptable alternative contract manufacturers, either of which would be time consuming, particularly given the complexity of our connected machines. Identifying, selecting and onboarding acceptable alternative contract manufacturers could also be costly. Alternative contract manufacturers may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices or to our quality and performance standards. Any significant interruption in manufacturing at our two primary contract manufacturers would reduce our supply of connected machines, which could cause us to delay our orders or breach our purchase orders with our brick-and-mortar and online retail partners, distributors and online sales channels, which in turn would reduce our revenue and user growth.

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
Our third-party manufacturers are largely based in Malaysia and China. As a result, our manufacturing, and therefore our business, financial condition and results of operations may be adversely affected by social, political, regulatory and economic developments in Malaysia and China. In particular, a variety of recent events have caused, and will likely continue to cause, interruptions in the development, manufacturing (including the procurement of key components) and shipment of our connected machines, which could adversely impact our revenue, gross margins and results of operations. Such interruptions may be due to, among other things, industry-wide capacity limitations, temporary closures of our facilities or those of our contract manufacturers or other vendors in our supply chain, restrictions on travel or the import and export of goods and services from certain ports that we use and local quarantines.
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
If we overestimate our production requirements, we or our contract manufacturers may purchase excess components and build excess inventory. If we, or our contract manufacturers at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess components or products. In limited circumstances, we have agreed to reimburse our manufacturers for purchased components that were not used as a result of our decision to discontinue products or the use of particular components. If we incur costs to cover excess supply commitments, this would harm our business. If we underestimate our product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt the manufacturing of our products and result in delays or cancellation of orders from brick-and-

mortar and online retail partners, distributors and online sales channels. We may be required to incur higher costs to secure the necessary production capacity and components to meet unanticipated demand, which could result in lower margins. While supply chain conditions have improved during 2022, if our supply chain faces challenges again, it could continue to put pressure on margins.
The failure of our third-party logistics partners to adequately and effectively staff could adversely affect our brick-and-mortar and online retail partner and user experience and results of operations.
We currently receive and distribute merchandise through five third-party logistics partners, one of which is located in each of the United States, Australia, China, Europe, and Singapore. The majority of our products are received and distributed through one of our third-party logistics partners in California. These third-party logistics partners assist with online logistics, inventory management, warehousing and fulfillment for both business-to-business (to brick-and-mortar and online retail partners and distributors) and business-to-consumer (drop-ship via retail partners and direct-to-consumer). If our third-party logistics partners are unable to adequately staff their third-party logistics facilities to meet demand, or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, international expansion or other factors, these effects could be exacerbated and our results of operations could be further harmed. In addition, operating third-party logistics partner facilities comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Any such issues may result in delays in shipping times, reduced packing quality or costly litigation, and our reputation and results of operations may be harmed.
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
Our Class A common stock has one vote per share and our Class B common stock has five votes per share, except as otherwise required by law. As of September 30, 2023, Petrus and affiliates hold 125,614,741 shares of issued and outstanding Class B common stock. Accordingly, Petrus and affiliates hold approximately 72% of the voting power of our outstanding capital stock in the aggregate. Petrus is able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Petrus may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between Petrus and our other stockholders, which may result in Petrus undertaking, or causing us to undertake, actions that would be desirable for Petrus but would not be desirable for our other stockholders.
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
•other events or factors, including those resulting from war, including the current conflicts between Russia and Ukraine and between Israel and Hamas, incidents of terrorism, man-made or natural disasters, pandemics or responses to these events;
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
Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, hold, in the aggregate, approximately 91% of the total voting power of shares of our outstanding common stock, based on the number of shares outstanding as of September 30, 2023. Further, Petrus and affiliates, collectively, are currently our largest stockholder. Petrus and affiliates hold approximately 72% of the total voting power of our common stock-based on the number of shares outstanding as of September 30, 2023. As a result, our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our Class A common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our Class A common stock.
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
Our business is subject to the risk of earthquakes, fire, power outages, floods, public health crises, such as the COVID-19 pandemic, and other catastrophic events, and to interruption by man-made problems such as war or terrorism.
Our business is vulnerable to damage or interruption from earthquakes, fires, pandemics, floods, power losses, telecommunications failures, terrorist attacks, acts of war, including the current conflicts between Russia and Ukraine and between Israel and Hamas, human errors, break-ins, public health crises, such as the COVID-19 pandemic and similar events. The third-party systems and operations and manufacturers we rely on are subject to similar risks. For example, we engage third-party service providers, a portion of whose software development staff resides in Ukraine. Due to the current conflict, we may experience an interruption in the services provided by these parties. Our insurance policies may not cover losses from these catastrophic events or may provide insufficient compensation that does not cover our total losses. For example, a significant natural disaster, such as a pandemic, earthquake, fire or flood, could adversely affect our business, financial condition and results of operations, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products, that house our servers, or from which we generate content. As we rely heavily on our computer and communications systems, and the Internet to conduct our business and provide high-quality Cricut Member Care, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and manufacturers’ businesses, which could adversely affect our business, financial condition and results of operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding share repurchases made by Cricut during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
July 1, 2023 through July 31, 2023	—	$—	—	$27,290
August 1, 2023 through August 31, 2023	—	$—	—	$27,290
September 1, 2023 through September 30, 2023	38,758	$8.95	38,758	$26,943
Total	38,758	$8.95	38,758	$26,943
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following directors and officer, each as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:
On August 11, 2023, Len Blackwell, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 447,867 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 11, 2024, or earlier if all transactions under the trading arrangement are completed.
On August 17, 2023, Ashish Arora, our Chief Executive Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,868,516 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 13, 2024, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

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

Date:	November 7, 2023	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2023	By:		/s/ Kimball Shill
			Name:	Kimball Shill
			Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	November 7, 2023	By:		/s/ Ryan Harmer
			Name:	Ryan Harmer
			Title:	VP of Accounting, Corporate Controller
(Principal Accounting Officer)