Form 10-K
period 2023-12-31
Cricut, Inc.
filed 2024-03-06
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2023, the end of the registrant's second fiscal quarter, was approximately $591.99 million, based on a closing market price of $12.20 per share.
As of March 1, 2024, the registrant had 50,536,912 shares of Class A Common Stock, and 166,259,962 shares of Class B Common Stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s annual meeting of stockholders in 2024 (the “Proxy Statement”) are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2023.
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

PART I
Item 1. Business
Overview
At Cricut, our mission is to help people lead creative lives. Our creativity platform enables our engaged and loyal community of over 8.9 million users, as of December 31, 2023, to turn ideas into “I Did It’s” — DIY goods from custom greeting cards, and apparel to on-demand gifts and large-scale decor. We designed and built our ecosystem of connected cutting machines, accessories, and materials for scalability and seamless integration, allowing us to both introduce new products as well as continuously update the functionality and features of existing physical and digital products. This makes Cricut broadly extensible and empowers our users to unlock ever-expanding creative potential.
The Cricut platform centers around our cloud-based app, Cricut Design Space, giving users access to create and work on their projects anywhere, at any time, across desktop and mobile devices. This software aggregates billions of data points of our users’ contributions, giving us valuable insights into their preferences and behaviors that enable us to continuously improve our products and drive further engagement. As a result, our business model is characterized by strong user engagement and diversified sales across product categories.
We extend the inspiring and intuitive nature of our platform to our hardware with connected machines that are both beautiful and easy to use. Our portfolio of connected machines cuts, writes, scores, and creates decorative effects for a wide range of use cases on an array of materials including paper, vinyl, wood, and leather. These machines are available at a variety of price points:
•Cricut Joy family for personalization, organization, and customization, $149.00-$199.00 MSRP
•Cricut Explore family for cutting, writing and scoring, $249.00 - $319.00 MSRP
•Cricut Maker family for cutting, writing, scoring and adding decorative effects to a wider range of materials, $399.00 - $429.00 MSRP
•Cricut Venture for cutting, writing, and scoring large-format projects at professional speeds, $999.00 MRSP
Cricut often becomes a huge part of users’ creative lives, serving as the foundation for their journey of creativity. These journeys typically begin with an idea of something to make, leading to the purchase of a machine and expands across our family of products as users harness the power of our platform. Our users demonstrate continued engagement with our platform over time, which results in purchases of subscriptions, accessories, and materials long after they first purchase a connected machine. As of December 31, 2023, 44% of our users cut on their connected machine in the last 90 days and 66% created in the last 365 days.
In Cricut Design Space, users find inspiration, purchase or upload content like fonts and images, and design a project from scratch or customize a vast array of ready-to-make projects. Users can take advantage of a select number of free images, fonts, and projects, design within the app, or upload pre-made designs. In addition, we offer a wider selection of images, fonts, and projects for purchase à la carte, including licensed content such as well-known characters, designs, and other trademarks from a variety of partner brands. A standard and premium version of our subscription service, Cricut Access, enables use of special design features and expanded app capabilities as well as a growing library of more than 750 thousand images, thousands of ready-to-make projects, and hundreds of fonts. Cricut Access also includes other member benefits, such as discounts and priority support. The premium version includes all of the benefits of the basic Cricut Access subscription, as well as additional discounts and preferred shipping services. As of December 31, 2023, we had nearly 2.8 million paid subscribers, representing approximately 31% of our total users.
The broad range of accessories and materials in the Cricut ecosystem also help bring designs to life, from heat presses and handheld crafting tools to materials like paper and vinyl. These products work seamlessly and easily with our connected machines, which helps build brand loyalty among our userbase. Creating projects drives repeat purchases of accessories and materials for years after a user first buys a connected machine, demonstrating a growing customer lifetime value through ongoing engagement with our platform.
Many of our users share a love of our brand, products, and mission, fostering a loyal community of users who are deeply engaged with Cricut and each other. Every project is an opportunity to start a conversation and we often see our users inspire, teach, and create together. Users are passionate about sharing Cricut tips, tricks, and personal stories and this engagement carries over into social media and into everyday life. Globally, there are more than 6.9 million Cricut followers and hundreds of independently run Cricut groups across social media. Users often self-organize, host independent events, and meet up in person across the globe.
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
The revenue generated from the sales of our connected machines, subscriptions, accessories, and materials comes from a robust mix of brick-and-mortar and online retail, including direct-to-consumer on cricut.com, and partners like Amazon, Best Buy, Costco, Hobby Lobby, HSN, Jo-Ann, Michaels, Target, and Walmart.
We are a profitable business. For the years ended December 31, 2021, 2022 and 2023, we generated:
•Total revenue of $1,306.2 million, $886.3 million and $765.1 million, respectively, representing 36%, (32)% and (14)% year-over-year growth, respectively
•Net income of $140.5 million, $60.7 million and $53.6 million, respectively, representing (9)%, (57)% and (12)% year-over-year growth, respectively
Our Industry
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
•Technology is Enabling a New Generation of Entrepreneurs. The rapid growth of marketplaces and commerce enablement platforms creates economic opportunities for millions of creative entrepreneurs. Individual entrepreneurs value supplemental income, flexibility and the opportunity to do what they love for a living. Cricut enables the shift in production of physical goods from factory floors to kitchen tables and provides manufacturing solutions for small scale businesses. Approximately 24% of our users make projects to sell.
Our Opportunity
We believe that anyone can be creative, and thus anyone can be a part of the Cricut community of users. This presents us with a large untapped market opportunity in addition to our current user base.
We quantify our market opportunity in terms of target audience profile, which includes active Makers with relevant behavioral attributes who we address with our current products and price points, and our SAM and TAM, which includes potential creatives who we believe we can reach over the long term with products that address new use cases, greater accessibility, and a broader set of price points.
We commissioned a study from YouGov America in September 2020 across multiple countries. The sample size of those surveyed in each region included over 1,000 individuals ages 18 and older. To calculate our SAM and TAM, we extrapolate these survey results across the general population ages 18 and older in each region.

Our SAM consists of the portion of individuals surveyed who said they have made at least one creative project in categories addressed by our current products each month in the last 12 months, whom we call “active creatives.” Our TAM includes the individuals in our SAM as well as the portion of individuals surveyed who said they like, buy, used to make or are interested in creating personalized, handmade or custom items, whom we call “potential creatives” but who have not made at least one creative project in categories addressed by our current products in the last 12 months.
We assess our SAM and TAM in the United States and Canada and internationally. Today, a small portion of our revenue is generated from countries outside the United States and Canada. We currently classify four of these countries, Australia, France, Germany and the United Kingdom, as our primary international target markets and include them in our international SAM and TAM.
Based in part on the YouGov study, we estimate that our SAM consists of over 85 million people in the United States and Canada. We estimate that our SAM among our primary international target markets consists of over 44 million people. Accordingly, we estimate our total SAM is over 129 million individuals. As of December 31, 2023, we had over 8.9 million users, implying approximately 7% penetration of our SAM in all markets.
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
Because our products make creativity accessible to everyone, we believe our opportunity is much larger than the size estimates of the traditional craft market. We put production power into the hands of our users by allowing them to create their own professional-looking homemade goods instead of purchasing manufactured goods from a third-party. This opens up a broad array of markets for our users that go beyond the traditional craft market. The goods that users produce or customize using our platform fall into multiple large market categories, some of which may overlap, including, but not limited to, cards, seasonal décor, pop culture, wedding-related services, organization, and custom gifts.
The Cricut User Journey
Creative individuals come to Cricut and become engaged users who can express themselves both individually and as part of a large and passionate community. As of December 31, 2023, 92% of our users identify as women. Many users also earn income through products they create on Cricut. According to in-house research conducted in 2023:
•38% of new users bought their Cricut machine specifically to make a broad range of projects
•33% of new users make projects to sell
•82% of users say crafting with Cricut inspires feelings of accomplishment
•86% of users made projects for other people rather than themselves
•56% of users bought their machine to make personalized gifts
A user’s journey evolves after their first purchase. New users typically intend to create a broad range of products but may start with one or two intended uses and grow with Cricut over time. For example, a user may buy a connected machine and begin by making cards but later branch out to T-shirts, wall decals, and more. As we launch new software and products, and as our community continues to grow and share on our platform and elsewhere online, can continually refresh this relationship and expand the versatility of our platform.
Our large and loyal community of users engage with Cricut and each other both in Design Space and through social media. Users often share projects they created, inspiring other users to create. Design Space provides users with the ability to share direct links to projects and designs, so that others may view and create their own items from the same design. Users take advantage of these capabilities to show off their creations through social media platforms, video platforms, and their own websites and shops. Many users have even taken passion for Cricut to the next level, creating their own tutorials, inspirational posts, and other influential content to share with others. This adds a larger, broader audience to Cricut’s own social audience of more than 6.9 million followers. The social conversation that this audience generates includes millions of posts tagging Cricut and related hashtags, billions of video views, and many third-party, independently run Cricut-related groups across social platforms. These teaching and inspiration moments enhance our monetization opportunities, as they lead to the creation of projects, which often lead users to purchase images, fonts, accessories, and materials.
Our Software
Our cloud-based software integrates with our connected machines, allowing our users to create and share seamlessly from anywhere, at any time, across desktops or mobile devices. Our software aggregates billions of data points of our users’ contributions, giving us valuable insights into our users’ preferences and behaviors. Data such as user credentials, profile information, machine registration data, and pressure settings for various materials and tools are stored in the cloud. As users create with or upload images, designs, projects, community networks, and more, this information continuously syncs across their devices and within our data warehouse. We use our data science capabilities to continuously improve our software and products, with the intent to further drive engagement. Having direct access to this data allows us to monitor how users engage with product features, giving us the insights we need to efficiently improve and expand if needed or sunset products when no longer useful. The integrated structure of our hardware and software allows us to continue releasing new connected products with uses that seamlessly integrate with our existing ecosystem, allowing us to grow the lifetime value of our consumer base.
Connected Machines
Our connected machine portfolio currently includes the Cricut Joy family, the Cricut Explore family, and the Cricut Maker family, and Cricut Venture. These machines cut, write, score, and create decorative effects using a wide variety of tools and materials including paper, vinyl, leather, and more. They are designed for uses ranging from quick, everyday projects like labels, decals, and greeting cards to professional-level DIY projects like personalized apparel, signage, and home décor. Our connected machines also use different combinations of tools, attachments, and accessories for deeper capabilities. For example, Cricut Joy can work with over 50 different materials – from the most popular craft materials like cardstock, vinyl and iron-on to specialty materials like polished foils. The Cricut Explore family pioneered calligraphy pens and sticker making, while the Cricut Maker family cuts softwood and engraves metal. Bluetooth and USB options enable connectivity to Cricut Design Space, our proprietary cloud-based design software available for free on Android, iOS, Mac OS, and PC devices.
Design App and Subscriptions
Users leverage our connected machines and design app to bring their ideas to life. After downloading our app and creating a profile, users access a select number of free images, fonts, and ready-to-make projects, or can upload their own designs to begin making. Ready-to-make projects, ranging in complexity from cards to home décor, each come with instructions and recommendations for the ideal materials to use. Users can save projects to their profile and share their designs with others — directly on our platform and through unique web links and social platforms. A regularly updated home feed showcases recent and trending projects from the platform. We also offer a wider selection of images, fonts, and projects for purchase à la carte, including licensed content from partners like major motion picture studios and global brands.
Much of the à la carte content (with exceptions for some partner content) is also included in Cricut Access, our subscription offering. Available as a monthly or annual subscription, Cricut Access subscribers enjoy a greater and ever-growing selection of more than 750 thousand images, hundreds of fonts, and thousands of ready-to-make projects in our design library, as well as other members-only special features, like Monogram Maker. Subscribers also receive discounts to cricut.com and priority support. Cricut Access is $9.99 billed monthly or $95.88 billed annually. Cricut Access Premium, which includes all the benefits of Cricut Access, includes additional discounts and preferred shipping for an annual cost of $119.88. As of December 31, 2023, we had nearly 2.8 million Cricut Access subscribers, representing approximately 31% of our total users.
Cricut Extensions, Accessories, and Materials
We sell a broad range of extensions, accessories, and materials designed to work seamlessly with our connected machines. The Cricut heat press line, including the Cricut EasyPress family, Cricut Mug Press, Cricut Hat Press, and Cricut Autopress, offers carefully calibrated companions for heat transfer vinyl projects such as personalized apparel or sublimated goods. This line of heat presses replaces traditional irons and heat transfer tools with products that deliver consistent, even, and precise control. Our line of lighting products, which includes Cricut Bright in table and floor lamp options, and the popular Cricut BrightPad and BrightPad Go, illuminate surfaces and surroundings for easier crafting and creating. Cricut materials give users peace of mind with a brand they trust for durability, selection, and compliance. We sell a wide range of project materials including vinyl, iron-on vinyl, deluxe paper, and Infusible Ink (cuttable sublimation ink). Machine and hand tools also support multiple forms of creativity, from fine point blades for vinyl and cardstock, to rotary blades for fabric, to knife blades for leather and softwood. Handheld tools from scissors, to weeding tools, to glue, complete the Cricut ecosystem for a full-brand offering made for the discerning consumer. We offer over 3,000 total SKUs within our Cricut extensions, accessories, and materials, ranging in price from a $0.99 a la carte image in Design Space to the $999.00 for Cricut Autopress.
How We Go to Market
Many of our users hear about our products through word-of-mouth. With 86% of our users creating products for their friends and family, word-of-mouth marketing continues to be one of the most efficient and effective ways we attract new users. In 2023, over 38% of new users first heard about Cricut through friends and family. We also use digital and social media marketing to attract users.
We sell our connected machines, accessories, and materials globally through our brick-and-mortar and online retail partners, as well as through our website at cricut.com. Our partners include major retailers such as Amazon, Best Buy, Costco, Hobby Lobby, HSN, Jo-Ann, Michaels, Target, and Walmart, along with many others. We also sell our products, including subscriptions to Cricut Access, on cricut.com. In 2023, 38% of our revenue was generated through brick-and-mortar sales and 62% was generated through online channels.
Our Competitive Strengths
Our competitive strengths include:
Our Vertically Integrated Platform Encourages Continual Engagement. Our platform accompanies a user from an idea to a finished project, with Cricut providing the connected machines, design app, digital content, accessories, and materials to make this a seamless journey. Users’ engagement with our platform typically begins with a project idea. In our design app, users can browse and search among a wide range of images, fonts, and projects published by Cricut, by artists enrolled in our Contributing Artists Program, or made and shared by other users on our platform. Users can use that digital content to immediately design a project, or can like, bookmark, or organize it in collections for later use. During the design and make process, Cricut provides easy-to-use software tools, upload capabilities for external content, and project-specific guidance along the way. This supports users in making a successful finished project. Finally, users can share their finished projects with the platform community, inspiring others and starting the process over again. As of December 31, 2023, 44% of our users created on their connected machines in the last 90 days.
We Build Beautiful, Inspiring and Easy-to-Use Products. Our mission is rooted in our passion for design, and this passion comes to life in the beautiful products we build and experiences we create. We take great pride in marrying design and functionality for each SKU – from our connected machines and design app to content to accessories and materials. Every touchpoint is an opportunity to engage the customer and exceed expectations. Our goal is to provide users with an experience that is both inspiring and intuitive, and we take great care to make our products easy to use. Our elegant products are backed by deep user experience, software, technology, and engineering expertise.
We Designed our Platform to Constantly Evolve so We Can Find New Ways to Delight Users. We constantly innovate and offer new products and functionality to provide users with new capabilities for their existing connected machines. New products are integrated seamlessly into existing connected machines with updates to our software, infrastructure, and content. We continuously improve our software to address the unique needs our users have when crafting. For example, in 2023, we launched Multi-Warp and Create Sticker, two ways of making the design and cutting process more efficient for our users. In addition, we expanded the Contributing Artists Program, which launched in 2022, to more than 700 artists with over 580,000 contributed images in this short time.
We Have a Strong and Loyal Community of Users. Many of our users become deeply engaged in our creative community and loyal to our brand. Each project becomes an opportunity to create a conversation – our users share, inspire and teach each other. Our community of over 8.9 million users as of December 31, 2023, creates a reinforcing network effect. As the number of our users grow, so does the number of projects made and shared physically or digitally. This engagement generates even more shared projects and word-of-mouth that in turn helps to grow our community.

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
Our Growth Strategy
These are key elements of our growth strategy:
Reach More Users. As of December 31, 2023, we had over 8.9 million users, representing approximately 7% of the 129 million addressable active creatives in our SAM. We have a significant opportunity to bring more users to our platform by enhancing our brand and product awareness in both the United States and Canada and in the other geographies where we currently sell our products. We intend to pursue this opportunity in part through digital advertising, social media and influencer marketing, retail partners, public relations, and word-of-mouth referrals.
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
Expand Internationally. We believe there is a significant opportunity for Cricut to grow internationally. We began our international expansion by launching in Australia, Canada, France, Germany and the United Kingdom, and subsequently launched in Latin America, Western Europe, and more recently most of Asia (including India, Japan, and South Korea). We have also localized our design app in each of the most commonly spoken languages in the countries we have entered. We offer country-specific content and continue to add local content for markets where we are in various stages of launch. We will continue to pursue disciplined international expansion by targeting countries with large populations of active creatives where we believe the Cricut value proposition will resonate. We expect to leverage a combination of brick-and-mortar and online retail partners to go to market internationally.
Technology and Content
Our core technology and content that support our platform are critical competitive advantages and are purpose-built to leverage the tools and capabilities of our connected machines. These solutions utilize a myriad of factors and elements unique to Cricut and are highly differentiated.
•Cutting-Edge Innovation, Beautiful Design, and Ease of Use. We invest substantial resources in research and development to enhance our platform, develop new products and features, and improve our user experience. Our hardware innovation harnesses the power of technologies typically found only in professional robotics, computer numerical control machinery, and other automated commercial devices. Examples of our cutting-edge innovation include Cricut Joy Xtra and Cricut Venture, both launched in 2023, both addressing key needs our consumers asked for relating to maximization of cutting materials, portability, and batch making. Our software integrates our connected machines with the rest of our platform and enables a seamless creative experience for our users. Our hardware and software are beautifully designed to be easy-to-use, so that users can be their creative best.
•Proprietary Technology. Our platform benefits from our proprietary intellectual property. Servo motors in our connected machines operate with feedback control to ensure ultra-precise cutting and drawing paths are generated each time a user clicks “Make It.” The uniform heat plate technology in our EasyPress family of products allows our users to more evenly adhere iron-on vinyl and films onto T-shirts, totes, or tags. The ability to control the amount of machine pressure used by Cricut Maker was an industry first in such a compact form factor, and it allows our users to not only cut thicker materials like matboard, leather and basswood but also to deboss heavy chipboard or engrave metal. While assorted machine tools are required to create these decorative effects, our connected machines also have the capability to automatically detect whether the proper tool is installed to safeguard proper operation and help our users achieve their desired effect.
•Cloud-Based Architecture Which Allows for Simplicity, Scalability and Security. Our distributed and scalable technology architecture allows our users to access inspiration and create anytime they want from almost any computing device, maximizing use of our platform. Our users can get inspired on the go using Design Space on their phone, continue designing on their tablet, and then finish creating using their desktop — or stay on one device during their crafting session. Design Space maintains an expanding database of materials. As every creative project is unique, this database aids our users in understanding which materials are compatible with or optimized for their connected machine. Our materials database also houses controls for the precise pressure, speed, and machine tools needed for projects. This ensures a unified experience when a connected machine communicates with our cloud-based, highly scalable, microservice-designed APIs. Our software and apps are built and continually maintained using the industry’s latest technology like Swift for iOS, Kotlin for Android, and Electron Framework for Mac and Windows. We benefit from and leverage the AWS security frameworks to help secure our users’ information, creative projects, and account.
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
•Content Development and Production. The breadth and depth of our growing content library comes as a direct result of the data-driven approach we use to gain insights into our users’ preferences and behavior. Using real-time data points, we observe the use patterns and other aggregated data to predict future trends or gaps in our content offering. Using these key learnings, we select ideas, themes and content categories that ultimately inform and shape our product development cycle. By partnering with professional illustrators, project designers, and subject matter experts, both internally and externally, we create tailor-made content offerings that beautifully complement our platform. Whether through the creation, acquisition or licensing of varied creative assets, our content teams then use a proprietary process to convert these images and projects into content specifically optimized to integrate with our connected machines and Cricut-branded accessories and materials seamlessly. The output of this content lifecycle results in authentic, on-trend and high-quality images and projects we offer our users for à la carte purchase or as a part of our Cricut Access subscriptions. As we diversify our content categories and further expand internationally, we will continue to develop localized and meaningful content shaped to meet the language, needs and preferences of our growing global user base. As our user base expands, demand for content is higher than ever. To scale our Design Space library and better support Cricut Access, we launched our Contributing Artist Program (CAP), which gives artists the opportunity to upload their artwork, and once approved by Cricut, it is ready to use in Design Space. Artists get compensated when members use their artwork. We also continue to update and expand the library with editable images and new features that enable a more efficient design process, such as Multi-Warp and Create Sticker.
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
Human Capital
Our Culture. Our mission is to help people lead creative lives. Our employees strive to support this mission by providing an innovative creativity platform that includes software, machines, materials, and tools to our users. Much of our team are makers and crafters themselves and are engaged with our end-users. We celebrate seeing the creativity and kindness that our end users create with the tools we provide. Behind the products, is a team that subscribes to an articulated culture of values and mantras. We start with a foundation of trust and encourage constructive conflict. The team lives by mantras such as “spend every dollar like it’s your own,” “choose trust, respect, and candor,” “put the stinky fish on the table,” and “act like an owner,” among several others. We have built a team of talented professionals who are eager to work in an environment where how we work matters as much as the work itself.
Our Employees. Our culture is important to us and is what we strive to maintain in good times and bad. As of December 31, 2023, we had over 690 employees of which 152 lived outside of the United States. As of December 31, 2023, we had employees in 33 states and 23 countries. We believe the diversity of background and thought that this growth has infused into our company is a great strength and will continue to be as we continue to grow and expand around the world. We consider our relations with employees to be good. None are covered by collective bargaining agreements or are represented by a labor union.
Employee Well-Being. Employee incentives and benefits include medical, life, disability, vision, and dental insurance coverage, 401(k) retirement plans with company matching contributions, and paid time off. We emphasize “acting like an owner” and in support of the mantra have awarded equity to much of the team. Furthermore, our employee assistance program offers confidential guidance and resources to employees and their household family members, including unlimited counseling sessions, access for financial and legal advice, and services to assist with childcare, elder care, pet care, and vacation planning. Additionally, Cricut provides opportunities for employees to privately support its members and select community organizations that are aligned to our mission to help people lead creative lives. While support is primarily provided in the form of product donations, it also includes employees’ time in providing crafted projects. The health and wellness of our employees and members remains a priority. We continue to monitor and abide by local safety guidelines applicable to each Cricut facility. The majority of Cricut employees operate on a hybrid model, working in-office 3+ days per week and working virtually the remainder of the week. Policies and practices are in place to ensure adherence to occupational safety within each office.
Competition
We compete in several market segments with our business.
We experience competition in connected machines; for example, Brother, Graphtec, Loklik, Silhouette America, and Siser sell cutting machines. We expect significant competition to continue, both from current competitors as well as new entrants into the market, some of which may become significant competitors in the future.

The accessories and materials DIY market is highly competitive with few barriers to entry. We face heightened competition in providing accessories and materials that we sell for use with our connected machines. We compete against well-established, well-known companies, many of which are also our channel partners. Many of these companies have substantial market share, diversified product lines, well-established supply and distribution systems, strong brand recognition and significant financial, marketing, research and development and other resources. These channel partners often have their own brands of products that we compete against, particularly in accessories and materials. We also compete with well-established content providers, from free resources that enable users to access content that is compatible with our platform, to more specific content marketplaces, like Creative Fabrica and Etsy, where customers can purchase digital files to upload to our platform. We believe that our brand, technology, software, and content set us apart. We provide a superior value proposition and benefit from our deeply engaged community of users.
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
As of December 31, 2023, we had 61 issued patents in the United States, which are expected to expire at various times between May 4, 2024, and March 23, 2042, as well as 125 issued patents in non-U.S. jurisdictions, which are expected to expire at various times between July 8, 2024, and December 19, 2048. We also had 53 pending patent applications in the United States and 185 pending patent applications in non-U.S. jurisdictions. These issued patents and pending patent applications are intended to protect our proprietary inventions that are relevant to our business. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines and logos in the United States and other jurisdictions to the extent we determine appropriate and cost-effective. We also have common law rights in some unregistered trademarks that were established over years of use. As of December 31, 2023, we have a total of 17 registered trademarks in the United States and 75 registered trademarks in non-U.S. jurisdictions. We also have registered domain names for websites that we use in our business, such as cricut.com and other variations.
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
We primarily use two contract manufacturers, with operations in Malaysia and China, to produce our connected machines, which are built based on our quality and performance standards and specifications. Our contracts with our two primary contract manufacturers do not obligate them to supply our connected machines in any specific quantity or at any specific price and allow us to enter purchase orders with such manufacturers.
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
Sales and Marketing
Sales Channels
We sell our products primarily through our third-party brick-and-mortar and online retail partners, as well as through our website at cricut.com. We also sell to a network of distributors in over 50 countries who resell our products primarily to international brick-and-mortar and online retail partners and on a limited basis to U.S. brick-and-mortar and online retail partners. In 2022, 59%, and in 2023, 62% of our revenue was generated through online channels, respectively. Our sales and channels team located in the United States support both the onboarding of new brick-and-mortar and online retail partners as well as account management of existing brick-and-mortar and online retail partners. We also have an international sales and marketing force in the United Kingdom, Australia, across Western Europe, South Africa, Middle East, Singapore, Mexico, and Brazil, to drive sales and whose reach spans into many jurisdictions across the globe. We continue to grow our revenues within our international markets and in 2022 16.1%, and in 2023 20.3% of our overall revenue came from our international business.
Many of our products are sold through traditional brick-and-mortar retail partners, varying in size, including on their websites, as follows:
•Specialized Craft Retailers. We sell to specialized arts and crafts supply retailers with large regional or national presence, such as Hobby Lobby, Hobbycraft, Jo-Ann, and Michaels.
•National Retailers. We sell to large, mass merchant retailers with national and international presence, such as Amazon, Target, and Walmart.
•Independent Retailers. We sell to a network of smaller, independent retailers in targeted locations or in specialty markets.
Each of Jo-Ann, Michaels, and Walmart represented 10% or more of our consolidated revenue in the year ended December 31, 2021. As of December 31, 2022 and December 31, 2023 we did not have any customers that represented 10% or more of our consolidated revenue. We also currently offer our products through our website at cricut.com, which can be purchased directly by users in the United States, Canada, the United Kingdom, Ireland, France, and Germany. Users can also purchase subscriptions to Cricut Access and Cricut Access Premium through our website or through Cricut’s design app on Android and iOS devices. Additionally, users can make in-app purchases of images, fonts and projects à la carte on our platform and through our design app. We drive consumers to our website and platform primarily through word-of-mouth marketing channels and the use of low-cost marketing channels like social media.
We believe our omni-channel strategy enables us to target a diverse consumer base.
Marketing
Cricut marketing efforts keenly focus on building brand and product awareness, driving conversion, and engaging the community to attract new users and retain existing users. Our loyal community of millions of users — empowered with a platform designed for sharing — are our best and most effective marketing tools, helping to generate robust word-of-mouth referrals, which have been significant drivers of our growth. With 86% of our users, as of December 31, 2023, creating projects for their friends and family, word-of-mouth marketing continues to be paramount to our operational success. Crafting inspires feelings of accomplishment in our users, which promotes repeat use of our products and re-engagement in our platform and community.
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
We intend to continue to invest resources to build our brand and community, including employing digital advertising, brand partnerships, and content marketing. Our marketing efforts prioritize the customer journey to ensure that when consumers interact with the Cricut brand, we’re creating positive experiences that people will remember. Our digital advertising creates brand awareness with the right audiences, and our content through third-parties, retail and influencer partnerships, social media, and the cricut.com website supports better education of our product and offering for audiences to understand how we fit into their lives. Throughout the entire buying experience — the first moment that someone sees a Cricut logo or hears the Cricut name to the moment they decide to click the buy button — consumers become increasingly more familiar with what we do. Significant time and resources also go towards training our Cricut community management and Member Care teams to address issues relating to our products and services to reduce negative impacts on our users’ experience.
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
As of December 31, 2023, we had over 263 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to further improve our software, and the ease of use and functionality of our connected machines and platform and to expand our accessories and materials offerings.
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
The California Consumer Privacy Act of 2018, or CCPA, and its implementing regulations also affords consumers expanded privacy protections and may add additional requirements on businesses. The potential effects of the CCPA and its regulations are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access and deletion of their personal information, to opt out of certain personal information sharing and to receive detailed information about how their personal information is collected and used. The CCPA also provides for civil penalties for violations, as well as a private right of action for certain data breaches that may increase data breach litigation. Additionally, in November 2020, California passed the California Privacy Rights Act, or CPRA, which amended and significantly modified the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in efforts to comply. Similar legislative developments in other states have been enacted or proposed. For example, Virginia, Colorado, Utah, and Connecticut have each passed laws similar to but different from the CCPA and CPRA that have taken effect in 2023; Florida, Montana, Oregon/ and Texas have enacted similar laws that go into effect in 2024; Tennessee, Delaware, and Iowa have enacted similar laws that go into effect in 2025; and Indiana has enacted a similar law that will go into effect in 2026. Federal privacy legislation also has been proposed. These developments create the potential for a patchwork of overlapping but different laws.

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
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge at investor.cricut.com/financial-information/sec-filings when such reports are available on the SEC’s website. In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Company periodically provides certain information for investors on its corporate website, www.cricut.com, and its investor relations website, investor.cricut.com. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.
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

Our revenue growth rate and financial performance have fluctuated in recent periods and may not be indicative of our future performance, and we expect our revenue growth rate to decline compared to prior years.
We experienced rapid revenue growth through 2021 and experienced a reduction in revenue since then, with revenue of $1,306.2 million, $886.3 million, and $765.1 million for the years ended December 31, 2021, 2022 and 2023, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior years due to a number of reasons, including more challenging comparisons to prior periods, slowing demand for our products and subscriptions, increasing competition, a decrease in the growth of our overall market and our failure to capitalize on growth opportunities. For example, we saw significant growth in sales during the COVID-19 pandemic in 2020 and 2021 but saw a reduction in sales in 2022 and 2023. There can be no assurance that sales will return to 2020 and 2021 levels in the future or that we will be able to continue to significantly grow our revenue in a post-COVID-19 environment. Our rate of adding new users has declined in comparison to recent years and, in the short term, the number of paid subscribers could remain flat or decline.
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
We derive a significant portion of our revenue from sales of our connected machines. Our connected machine revenue decreased by $54.3 million, or 21%, to $198.3 million for the year ended December 31, 2023 from $252.6 million for the year ended December 31, 2022. Any factors adversely affecting sales of our connected machines, including introduction by competitors of comparable machines at lower price points, a maturing product lifecycle, shortages in our supply or inventory of connected machines, a decline in consumer spending or other factors discussed elsewhere in this Risk Factors section, could result in a continued decline in sales of our connected machines, which would adversely affect our future revenue and results of operations.
Moreover, because we derive a significant portion of our revenue from the sale of subscriptions and accessories and materials as an extension of the sales and use of our connected machines, any material decline in the sales and use of our connected machines would also have a pronounced impact on the sales of subscriptions and accessories and materials, which would adversely affect our future revenue and results of operations. For example, accessories and materials revenue decreased by $98.5 million, or 27%, to $262.8 million for the year ended December 31, 2023 from $361.4 million for the year ended December 31, 2022. Accessories and materials ARPU is defined as total sell-in revenue for the segment in a given period divided by total unique users for same period. In addition to sales of our connected machines, accessories and materials revenues are influenced by multiple factors, some of which can be hard to isolate in a given time period. These factors include retailer demand, currency, consumer buying behavior (pantry loading), promotional activity, competition, and engagement (defined by consumer cutting behavior and therefore consumption of materials). Each of these can have an impact on accessories and materials revenue in different time frames that are hard to estimate. Our efforts to increase our sales of accessories and materials may not have the desired effect. Decline in accessories and materials ARPU, which has occurred in recent periods and may occur again in the future, is influenced by how these factors interplay with each other and could adversely affect our revenue and results of operations.
Our results of operations could be adversely affected if we are unable to accurately forecast consumer demand for our products or adequately manage our inventory, the manufacturing capacity of our contract manufacturers or their component supply.
Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products, changes in demand for the products of our competitors, unanticipated changes in general market or economic conditions or changes in consumer confidence in future economic conditions. This risk may be exacerbated by the fact that we do not have the manufacturing capacity or supply-chain flexibility to satisfy short-term demand increases. For example, during the COVID-19 pandemic and stay-at-home orders, we saw significant growth in sales in 2020, which strained our inventory levels and caused shortages that likely resulted in lost sales. Although our in-channel and on-hand inventory as of December 31, 2023 were generally sufficient, if we fail to accurately forecast consumer demand, we may experience insufficient or excess inventory levels or a shortage or surplus of products available for sale. If we underestimate demand or are otherwise unable to meet consumer demand, we could experience loss of revenue, reputational harm and damaged relationships, including through social media or other communications from our community, and adversely affect our business, financial condition and results of operations. If we forecast inventory levels in excess of consumer demand, this may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and premium nature of our brand image. While supply chain conditions have improved during 2023, if our supply chain faces challenges again, it could continue to put pressure on margins.
We depend on sales to brick-and-mortar and online retail partners, including a limited number of sophisticated key brick-and-mortar and online retail partners. The loss or substantial decline in volume of sales to any of our key brick-and-mortar and online retail partners could adversely affect our financial performance.
Our financial performance has been and will continue to be significantly determined by our success in attracting and retaining brick-and-mortar and online retail partners. For the year ended December 31, 2022, our top seven brick-and-mortar and online retail partners accounted for 37% of total revenue. For the twelve months ended

December 31, 2023, our top seven brick-and-mortar and online retail partners accounted for 33% of total revenue. We anticipate that a similar level of concentration will continue for the foreseeable future.
We are dependent on our brick-and-mortar and online retail partners to manage the sales of our products in their stores and on their websites. For example, we depend on brick-and-mortar retail partners to provide adequate and attractive space for our products and point of purchase displays in their stores, to maintain appropriate inventory for our product in their stores and to employ, educate and motivate their sales personnel to sell our products. We also depend on our brick-and-mortar and online retail partners to adequately market our products on their websites and provide a positive online shopping and shipping experience for their customers. However, we generally do not have significant input or control over the display or promotion of our products by our brick-and-mortar and online retail partners, and they are generally not prohibited from promoting products of our competitors.
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
Because our key brick-and-mortar and online retail partners have dominant positions in their markets, a loss of any key retailer may not be easily replaced. The loss or substantial decline in volume of sales to our key brick-and-mortar and online retail partners, including lost sales because of inadequate retailer inventory, would adversely affect our operating results and financial performance. Moreover, if we are not able to meet demand from our key brick-and-mortar and online retail partners, they may limit or eliminate our shelf space, fail to feature our products on their websites or cease to offer our products and instead offer or promote products from our competitors who are able to meet their demands.
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
Our ability to continue our revenue growth and increase our profitability depends in part upon our ability to successfully implement certain strategic go-to-market initiatives, including expanding our online sales presence while continuing to work with key brick-and-mortar and online retail partners. Our online sales include online sales through the websites of our brick-and-mortar and online retail partners as well as through our own website cricut.com. In the year ended December 31, 2021, 50% of our revenue was generated from these online channels. In the year ended December 31, 2022, 59% of our revenue was generated from these online channels. For the twelve months ended December 31, 2023, 62% of our revenue was generated from these online channels. There can be no assurance that online sales will remain at these levels in the future or that we will be able to continue to significantly grow our online channels.
To successfully grow our sales through cricut.com, we must continue to drive traffic to our website, convert a larger percentage of potential brick-and-mortar and online retail partner sales to our website and create and maintain a streamlined and intuitive online shopping experience. Increasing sales through cricut.com may be costly and may place increased demands on our operational, managerial, administrative and other resources. We are dependent on our brick-and-mortar and online retail partners to manage their own e-commerce operations effectively, to maintain appropriate inventory for our product in their e-commerce operations and to promote our products through those channels. We or our brick-and-mortar and online retail partners may be unable to effectively address the challenges involved with increasing online sales, including maintaining adequate retailer inventory, which could negatively affect our results of operations and financial condition.
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
As of December 31, 2023, approximately 31% of our users were Paid Subscribers. If we are unable to maintain or increase subscriptions, which have higher margins than our other products, our future revenue and results of operations could be harmed. Our Paid Subscribers have no contractual obligation to renew their subscriptions to Cricut Access or Cricut Access Premium after the expiration of their initial subscription term, and our subscriptions may be offered on a monthly and annual basis. The images and designs on our platform are available for purchase à la carte, which may limit the incentive for users to purchase subscriptions. Our ability to increase new subscriptions may decline or fluctuate as a result of a number of factors, including seasonality, the quality of images and projects we offer, level of engagement, the number of new features and capabilities only offered through our subscriptions, the prices of products offered by our competitors and the budgets and consumer spending habits of our users. If our users do not renew their subscriptions or if additional users do not purchase subscriptions, our future revenue and results of operations could be harmed. To the extent that users of our free design apps do not purchase images, projects or products à la carte or convert to a subscription, our future revenue and results of operations could be harmed. Our efforts to increase our subscriptions may not have the desired effect. For example, in 2021, we proposed changes to our free Design Space app that would have limited the number of personal images or patterns a user could upload and save each month to our cloud without a subscription; however, because of user reaction, we determined not to proceed with the proposed changes. Instead of increasing subscriptions, other attempts to increase subscriptions could cause our users to limit their use of our connected machines, cause reputational harm and damaged relationships, and result in reduced sales of connected machines and accessories and materials, any of which could negatively affect our future revenue and results of operations. Finally, any future changes to our subscription model could make our subscriptions less attractive to users or reduce our margins on subscriptions, which could negatively affect our future revenue and results of operations.
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
If we are unable to sustain pricing levels for our products and subscriptions, whether due to competitive pressure or otherwise, our gross margins could be significantly reduced. Our portfolio of connected machines range from $149.00 to $999.00 MSRP, and subscription offerings range from $9.99 per month to $95.88 per year for Cricut Access or $119.88 per year for Cricut Access Premium, which includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping. Within our extensions, accessories and materials, our SKUs range in price from $0.99 to $999.00.
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
If we are not able to accurately estimate variable consideration from customer rebates each quarter, it could affect revenue in future periods.
We participate in promotional and rebate programs with our key brick-and-mortar and online retail partners to enhance the sale of our products. These promotional programs consist of incentives or entitlements to our customers, such as advertising allowances, volume and growth incentives, business development, product damage allowances and point-of-sale support. Customer rebates are considered to be variable consideration, which we estimate each quarter using the expected value method or most likely amount, based upon the nature of the incentive. Sales are reduced by the cost of these promotional and rebate programs and we record a related sales incentive liability in our consolidated balance sheets at the date of the transaction. To the extent that our estimates of variable consideration from customer rebates each quarter are not accurate, it could affect our revenue in future periods.
We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth and the complexity of our business effectively, our brand, company culture and financial performance may suffer.
We have grown rapidly in recent years and have limited operating experience at our current size. For example, our revenue grew from $959.0 million in 2020 to $1,306.2 million in 2021 before reducing to $886.3 million in 2022 and $765.1 million in 2023. In addition, between December 31, 2021 and December 31, 2022, our employee headcount decreased from over 830 to over 775, and as of December 31, 2023, our employee headcount was over 690. In January 2023, due to the challenging macroeconomic environment and with the goal of maintaining the health and sustainability of the company, we implemented a workforce reduction which impacted approximately 8% of Cricut employees. While we do not expect headcount growth to continue at the same pace as in recent years, we may choose to significantly increase headcount again in the future. Further, as we grow, our business becomes increasingly complex, particularly for a company of our relative size. To effectively manage and capitalize on our growth, we must continue to forecast demand and manage our supply chain, expand our sales and marketing, focus on innovative product development, upgrade and secure our management information systems and other processes and obtain more space for our expanding staff. Our continued growth and complexity could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training and managing a diffuse and growing employee base. Failure to scale with growth could harm our future success, including our ability to effectively focus on and pursue our corporate objectives. Moreover, the complicated nature of our business, in which we design our own products, develop our own design apps, rely on third-party manufacturers and sell our products through brick-and-mortar and online retail partners, as well as through our website, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. If we do not adapt to meet these evolving challenges, including hiring and maintaining the right number of employees for each aspect of our business, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products may suffer and our company culture may be harmed.
Our growth strategy contemplates an increase in our advertising and other sales and marketing spending, which represented 10%, 15% and 16% of revenue in 2021, 2022 and 2023, respectively. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated, and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.
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
Our business has historically been influenced by seasonal trends. We generate a disproportionate amount of sales activity related to our products during the fourth quarter, due in large part to seasonal holiday demand. For example, in 2021, 2022 and 2023, our fourth quarter represented 30%, 32% and 30% of total revenue for the year, respectively. Our promotional discounting activity is also higher in the fourth quarter, which negatively impacts gross margin during this period. Accordingly, adverse events that occur during these months could have a disproportionate effect on our results of operations for the entire fiscal year. In contrast, sales of accessories and materials typically slow in the second quarter of the year in connection with school summer holidays. Seasonality in our business can also be skewed by macroeconomic factors, such as inflation and reduction in consumer demand. In addition, seasonality can be affected by introductions of new or enhanced products, including the costs associated with such introductions. Furthermore, our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. For example, we experienced unusually high demand in the first and second quarters of 2021, which is inconsistent with normal seasonality patterns. Accordingly, yearly or quarterly comparisons of our results of operations may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Moreover, we experienced a significant increase in sales after the outbreak of the COVID-19 pandemic, and the rollout of COVID-19 vaccines, lifting of restrictions on movement and/or normalized full-time return to work trends have negatively impacted demand for our products and subscriptions, as have current deteriorating general economic conditions, inflationary pressures affecting the pricing of our products, and changes in consumer spending preferences and buying trends, and our sales activity may continue to diminish as a result. As a result of these factors, our rate of adding new users is declining in comparison to recent years and, in the short term, the number of paid subscribers could remain flat or decline.

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
We believe that our growth depends on our ability to reach our market opportunity in terms of our SAM, which includes active creatives who we address with our current products and price points, and our TAM, which includes potential creatives who we believe we can reach over the long term as we make products for new uses and products that are more accessible, even easier to use and available at a broad set of price points. See the section titled “Business - Our Opportunity.” We assess our SAM and TAM in the United States and Canada, as well as internationally. We believe that in order to further penetrate our SAM and TAM, we must continually improve ease of use and user experience, launch new products in new categories and expand internationally. For example, some users find our connected machines to be challenging to use or may require user education in order to operate them efficiently or have the best user experience. If we are not able to make our connected machines easier to use or improve user education and experience, we may not be able to expand our SAM and TAM. Our SAM and TAM are representative of a broad demographic. However, historically we have served a largely female demographic representing 92% of our users as of December 31, 2023 We continue to explore additional offerings that address new categories that will appeal to a wider demographic. Any new offerings may not appeal to current consumer preferences and may not be accepted by our user community or potential new users. While we believe our growth depends on our ability to expand our sales into our SAM and our TAM, we cannot be certain that we will be successful in doing so.
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
Our top seven brick-and-mortar and online retail partners, measured by the product revenue we derive from them, accounted for 37% of product revenue for the year ended December 31, 2022 and 33% for the year ended December 31, 2023. Gross margins from sales to retailers may decline as a result of a number of factors outside our control, including inflationary pricing pressures, tariffs as a result of trade wars and our reliance on a primary contract manufacturer which holds influence over the supply chain. This may magnify the impact of variations in revenue and operating costs on our results of operations, which in turn could adversely affect our overall margins and profitability. We had in 2021, 2022 and 2023, and may continue to have in the future, low gross margins in the early stages of our relationships with certain brick-and-mortar and online retail partners, particularly international brick-and-mortar and online retail partners that often require significant ramp-up periods, which has and may in the future adversely affect our total revenue. To compete effectively, we have been, and may in the future decide to offer significant discounts to large brick-and-mortar and online retail partners at lower margins or reduce or withdraw from existing relationships with smaller brick-and-mortar and online retail partners, which could negatively impact our revenue and could adversely affect our gross margins and overall profitability.
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
We continue to analyze our exposure for taxes and related liabilities and have accrued $4.2 million as of December 31, 2023 for uncertain tax positions.
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
We depend on third-party contract manufacturers to produce all of our products, and primarily rely upon two contract manufacturers to build most of our connected machines in Malaysia and China. For a limited number of our products, which collectively constitute a small portion of our revenue, a particular contract manufacturer is the sole source of the finished product. The agreements with our top vendors in 2021, 2022 and 2023, each have an initial term of five years from 2018 and automatically renew for subsequent periods of one year unless either party provides notice of non-renewal at least 60 days prior to the expiration of the initial term. Such agreements may be terminated by the vendors only for cause, such as (i) a breach of our payment obligation for accepted products that is not cured within ten days after notice from the vendor or (ii) certain events relating to our insolvency or filing a petition for bankruptcy. Such agreements may be terminated by us for cause, such as (i) failure to deliver products pursuant to the terms of the agreement, (ii) breaches of product warranty, indemnity or insurance; intellectual property; property and representations and covenants contained in the agreements; (iii) breaches of any other representations and warranties that are not cured within five days after notice or (iv) certain events relating to our top vendors’ insolvency or their filing a petition for bankruptcy. We may also terminate the agreements for convenience for any reason by giving 60 days’ prior written notice to the vendor.
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
If we overestimate our production requirements, we or our contract manufacturers may purchase excess components and build excess inventory. If we, or our contract manufacturers at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess components or products. In limited circumstances, we have agreed to reimburse our manufacturers for purchased components that were not used as a result of our decision to discontinue products or the use of particular components. If we incur costs to cover excess supply commitments, this would harm our business. If we underestimate our product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt the manufacturing of our products and result in delays or cancellation of orders from brick-and-mortar and online retail partners, distributors and online sales channels. We may be required to incur higher costs to secure the necessary production capacity and components to meet unanticipated demand, which could result in lower margins. While supply chain conditions have improved during 2023, if our supply chain faces challenges again, it could continue to put pressure on margins.

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
Although legal mechanisms have been designed to allow for the transfer of personal data from the United Kingdom, the EEA, and Switzerland to the United States, uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop and market our products and services. For example, legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA and Switzerland to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach agreement on or maintain existing mechanisms designed to support cross-border data transfers. Specifically, on July 16, 2020, the Court of Justice of the EU, or CJEU, invalidated the EU-U.S. Privacy Shield Framework. The same decision also imposed additional conditions with respect to use of the Standard Contractual Clauses, or the SCCs, to lawfully transfer personal data from Europe to the United States and most other countries. The Swiss Federal Data Protection and Information Commissioner also has stated that it no longer considers the Swiss-U.S. Privacy Shield adequate for the purposes of personal data transfers from Switzerland to the United States. On October 7, 2022, President Biden signed an Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities, directing the United States to take certain steps to implement the EU-U.S. Data Privacy Framework, and on December 13, 2022, the European Commission announced a draft decision on U.S. adequacy, which has allowed the EU-U.S. Data Privacy Framework to become available for use by companies seeking to legitimize personal data transfers from the EU to the U.S. There have, however, been reports that the EU-U.S. Data Privacy Framework may be subject to challenge. These and other developments may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States. We may be required to take additional steps to legitimize any impacted personal data transfers and may be subject to increased costs of compliance and limitations on our vendors, contractors, consultants and us. On June 4, 2021, the European

Commission published new SCCs. The CJEU’s decision, the revised SCCs, regulatory guidance and opinions and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA and Switzerland. More generally, we may find it necessary or desirable to modify our data handling practices, and our practices relating to cross-border transfers of data or other data handling practices, or those of our vendors, contractors and consultants, may be challenged and our business, financial condition and operating results may be adversely impacted. We continue to monitor and review the impact of any developments relating to cross-border data transfers from the EEA and Switzerland that could affect our operations.
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
In Brazil, the Lei Geral de Proteção de Dados Pessoais – Law No. 13,709/2018, or LGPD, similar in many respects to the GDPR, was enacted August 14, 2018 and entered into effect September 18, 2020. Penalties for violation of the LGPD, if and when enforced, may be up to 2% of revenue in Brazil, capped at R$50 million per violation. The LGPD applies to businesses that process the personal data of individuals located in Brazil and provides consumer rights similar to the GDPR. A Brazilian Data Protection Authority, Brazilian National Data Protection Authority (Autoridade Nacional de Proteção de Dados, or ANPD), has been established and has begun issuing guidance on how to interpret and implement the LGPD’s requirements. The ANPD has issued guidance regarding aspects of compliance with the LGPD, and is anticipated to issue further guidance. Our LGPD approach may be subject to further change, our compliance measures may not be fully adequate, we may expend significant time and cost in developing a privacy governance program and data transfer mechanisms in an effort to comply with the LGPD and any implementing regulations or guidance, and we may potentially face litigation or other proceedings relating to actual or alleged noncompliance with the LGPD.
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
California also enacted legislation affording consumers expanded privacy protections, the CCPA, that went into effect as of January 1, 2020 and was subject to enforcement starting July 1, 2020. Additionally, the California Attorney General issued regulations that may add additional requirements on businesses. The potential effects of this legislation and the related CCPA regulations are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access personal information, request deletion of personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is collected and used. The CCPA also provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches that may increase data breach litigation. Additionally, a new privacy law, the CPRA, was approved by California voters in November 2020, which went into effect January 1, 2023. The CPRA creates obligations relating to consumer personal information collected as of January 1, 2022, with implementing regulations remaining partially in flux, and enforcement having commenced July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in efforts to comply. Numerous other states have also enacted or proposed similar data privacy laws. For example, Virginia, Colorado, Utah and Connecticut have each passed laws similar to but different from the CCPA and CPRA that have taken effect in 2023; Florida, Montana, Oregon and Texas have enacted similar laws that go into effect in 2024; Tennessee, Delaware and Iowa have enacted similar laws that go into effect in 2025; and Indiana has enacted a similar law that will go into effect in 2026. This legislation and other proposed laws at the state and federal level in the United States create the potential for a patchwork of overlapping but different laws, result in further uncertainty, require us to incur additional costs and expenses in an effort to comply or require changes in business practices and policies.
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
Information technology helps us operate more efficiently, interface with users and brick-and-mortar and online retail partners, offer features for our products and services, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure necessary information technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of brick-and-mortar and online retail partners or users, business disruptions or the loss of or unauthorized access to personal information or personal data or loss or damage to intellectual property through a cyberattack or other security breach or incident. Cyberattacks and other means of attempting and causing security breaches and incidents, are becoming increasingly sophisticated, including as a result of the proliferation of artificial intelligence and machine learning. The use of artificial intelligence and machine learning may result in cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of artificial intelligence and machine learning applications could adversely affect our reputation and results of operations. We have been subject to cyberattacks, security breaches, and incidents in the past, and such cyberattacks and other security breaches and incidents could expose us to a risk of lost, exposed or corrupted information, unauthorized disclosure of information, litigation and possible liability to employees, users, brick-and-mortar and online retail partners and regulatory authorities. In addition, a significant portion of our data and information is hosted in a cloud-computing environment, where design apps and data are hosted, accessed and processed through a third-party provider over a broadband Internet connection. In a cloud-

computing environment, we could be subject to outages, security breaches and incidents and cyberattacks affecting the third-party service provider. More of our and our service providers’ personnel are working remotely in recent years than prior to the COVID-19 pandemic, which increases the risks of cyberattacks and security breaches and incidents.
If our data management systems do not effectively and securely collect, store, process and report relevant data and information for the operation of our business, whether due to equipment malfunction or constraints, software defects or deficiencies, bugs, vulnerabilities, computer viruses, malware, ransomware, phishing attacks, distributed denial-of-service attacks, security breaches or incidents, cyberattacks, catastrophic events or human error or malfeasance, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we internally and externally report our results of operations. As a result, our data management systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect customer, partner and employee information, including personal data and personal information, and the information technology needs associated with our changing products and services. We strive to implement reasonable security procedures and practices to help ensure that our data management systems effectively collect, store, process and report relevant data for the operation of our business, though there are no assurances that these procedures and practices will be successful or that additional systems issues will not arise in the future.
In addition, security breaches or incidents from errors, malfeasance or misconduct by employees, contractors or others with access to our systems may pose a risk that sensitive data, including personal data and personal information, may be exposed to unauthorized persons or to the public and may compromise our security systems. We have been, and may in the future be, subject to compromises and other security breaches or incidents impacting such data. There can be no assurance that any efforts we make to prevent against such breaches will prevent breakdowns in our systems or security breaches or incidents that could adversely affect our business. Third parties may also attempt to fraudulently induce employees or users, using constantly evolving social engineering techniques, into disclosing usernames, passwords or other sensitive information, which may in turn be used to access information technology systems used in our business. For example, our employees have received and likely will continue to receive “phishing” e-mails attempting to induce them to divulge sensitive information. In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to users or employees, our confidential or proprietary information or confidential information we maintain from third parties, which, if successful, could pose a risk of loss of data, risk to customer safety and risk of product recall. While we provide security and privacy training to attempt to protect against these risks, the techniques used to obtain unauthorized access to systems and data change frequently and may be difficult to detect, so we may not be able to anticipate and prevent these intrusions or other security breaches or incidents, to identify them promptly or to mitigate them when they occur.
Moreover, we manufacture and sell hardware and software products that allow our users to store confidential information, including their original designs, locally or in our cloud infrastructure. We do not have measures to configure, update or secure our users’ desktop or mobile devices or any information stored in our users’ own systems or at their locations, which is the responsibility of our users. While we have implemented security measures designed to protect our hardware and software products from unauthorized access and cyberattacks, these measures may not be effective in securing these products, particularly since techniques used to obtain unauthorized access or otherwise sabotage systems, change frequently and may not be recognized until launched against a target. A cyberattack, security breach or incident or other event that causes the loss or public disclosure of, or unauthorized access by third parties to, sensitive information stored by us or our brick-and-mortar and online retail partners, or the perception that any of these have occurred, could have serious negative consequences for our business, including loss of information, indemnity obligations, claims, regulatory investigations, fines, penalties and damages, reduced demand for our products and services, an unwillingness of our users to use our products or services, harm to our reputation and brand, and time consuming and expensive litigation, any of which could adversely affect our financial results. We also expect to incur significant costs in an effort to detect and prevent cyberattacks and security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived cyberattack or security breach or incident.
Many governments have enacted laws requiring companies to provide notice of certain security breaches involving certain types of personal data or personal information. We are also contractually required to notify certain customers of cyberattacks, security breaches or incidents. We cannot be certain that any limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a cyberattack, security breach or incident. We maintain cybersecurity insurance, subject to applicable deductibles and policy limits; however, our cybersecurity insurance may not cover losses from all types of incidents or may provide insufficient compensation that does not cover our total losses. We also cannot be sure that our existing insurance coverage will continue to be available on commercially reasonable terms or at all. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our reputation, brand, business, financial condition, and results of operations.
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
Privacy laws and regulations restrict how we deploy our cookies, and this could potentially increase the number of Internet users that choose to proactively disable cookies on their systems. Federal, state and foreign governmental authorities continue to evaluate the privacy implications inherent in the practice of online tracking for behavioral advertising and other purposes. Governments in the United States and internationally have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ electronic tracking tools or the use of data gathered with such tools. For example, the European Commission has proposed a draft regulation, known as the Regulation of Privacy and Electronic Communications, or the ePrivacy Regulation, which would replace the current ePrivacy Directive. If adopted, the ePrivacy Regulation could have broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation and national implementation laws once they are enacted. In addition to the EU and United Kingdom, other regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem. For example, on January 13, 2022, the Austrian data protection authority published a decision ruling that the collection of personal data and transfer to the U.S. through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. In 2022, the Danish, French and Italian data protection authorities adopted similar decisions. On June 23, 2022, the Italian data protection authority adopted a similar decision. Other data protection authorities in the European Union increasingly are focused on the use of online tracking tools and have indicated that they plan to issue similar rulings. In addition, the CCPA grants California residents the right to opt-out of a company’s sharing of personal information for advertising purposes in exchange for money or other valuable consideration.
Additionally, some providers of consumer devices and web browsers have implemented means to make it easier for Internet users to block tracking technologies or to require new permissions from users for certain activities, which could, if widely adopted, significantly reduce the effectiveness of such practices and technologies. For example, Apple introduced an iOS update in April 2021 that allowed users to more easily opt-out of tracking activity across devices, and subsequently incorporated new SDK privacy controls into iOS 17, which was released in September 2023. These developments have impacted and may continue to impact business. In February 2022, Google announced it planned to adopt similar restrictions to restrict tracking activity across Android devices. In addition, the most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers, and a number of other software tools allow users to block or otherwise limit the functionality of cookies. Users can decide to opt out of nearly all cookie data creation, which could negatively impact operations. We may have to develop alternative systems to determine our users’ behavior, customize their online experience or efficiently market to them if users block cookies or regulations introduce additional barriers to collecting cookie data.

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
If U.S. or foreign tax laws further change or the way in which such laws are implemented change, if our current or future structures and arrangements are challenged by a taxing authority, or if we are unable to appropriately adapt the manner in which we operate our business, we may have to undertake further costly modifications to our international structure and our tax liabilities and results of operations may be adversely affected. In addition, increases in corporate tax rates could increase our effective tax rate and have an adverse effect on our results of operations. For example, the United States recently enacted the Inflation Reduction Act, which imposes a 1% excise tax on certain stock repurchases (including potentially pursuant to our stock repurchase program) and a 15% alternative minimum tax on adjusted financial statement income. In addition, the Organization for Economic Co-Development has proposed a global minimum tax of 15%, which has been adopted by EU member countries effective as of January 1, 2024.
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
Our Class A common stock has one vote per share and our Class B common stock has five votes per share, except as otherwise required by law. As of December 31, 2023, Petrus and affiliates hold 125,614,741 shares of issued and outstanding Class B common stock. Accordingly, Petrus and affiliates hold approximately 71% of the voting power of our outstanding capital stock in the aggregate. Petrus is able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Petrus may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between Petrus and our other stockholders, which may result in Petrus undertaking, or causing us to undertake, actions that would be desirable for Petrus but would not be desirable for our other stockholders.
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
Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, hold, in the aggregate, approximately 91% of the total voting power of shares of our outstanding common stock, based on the number of shares outstanding as of December 31, 2023. Further, Petrus and affiliates, collectively, are currently our largest stockholder. Petrus and affiliates hold approximately 71% of the total voting power of our common stock-based on the number of shares outstanding as of December 31, 2023. As a result, our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our Class A common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our Class A common stock.
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

From time to time, we are subject to legal proceedings, regulatory disputes, audits and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention and materially harm our business, results of operations and financial condition.
From time to time, we are subject to claims, lawsuits, regulatory disputes, audits, government inquiries and other proceedings, including matters related to intellectual property, commercial, tariffs, royalties, employment and tax that could adversely affect our business, results of operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries. Litigation and regulatory proceedings, and particularly any intellectual property infringement matters that we face, could be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Adverse outcomes with respect to any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, make content unavailable or require us to stop offering certain features, all of which could negatively affect our subscription and revenue growth. See the section titled “Legal Proceedings” for additional information.
The results of claims, lawsuits, regulatory disputes, audits, government inquiries and other proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition and results of operations.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and stockholders’ equity/deficit and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to deferred revenue and entitlements. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. The structure of our information security program is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and other industry standards. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
We conduct periodic risk assessments, including vulnerability scanning and penetration testing, to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include an inventory of assets, followed by identification of reasonably foreseeable internal and external vulnerabilities, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We monitor various cybersecurity resources to remain informed about new and emerging cybersecurity threats and attack vectors. We devote significant resources and designate high-level personnel, including our Chief Information Security Officer (“CISO”) who reports to our Executive Vice President of Platform Development, to manage the risk assessment and mitigation process.
As part of our overall risk management system, we monitor and test our safeguards and train our employees on recognizing potential cybersecurity threats and implementing our safeguards. Personnel at all levels and departments are made aware of our cybersecurity policies through periodic trainings. We also conduct tabletop exercises for members of various functional areas on data recovery and incident response.
We engage security consultants and other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards and to conduct regular vulnerability assessments for our internal assets. We require each third-party service provider to give assurance that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company. We review third-party service providers’ policies, data protection procedures, intellectual property protection measures and incident response measures. Our CISO oversees our relationships with these third-party service providers.
For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factors under the heading “Risks Related to Privacy, Data Protection and Cybersecurity,” which is incorporated herein by reference.
Governance
Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.
Our CISO and our steering committee on information security, which includes members of our executive management as well as leaders of business functional areas, are primarily responsible to assess and manage our material risks from cybersecurity threats. Our CISO has over 20 years of experience leading in the information security field at well-known publicly traded technology companies. He also received a CIO Executive Education Certificate from Stanford University.
Our CISO and our steering committee on information security oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our CISO and our steering committee on information security are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents includes the following: risk assessment and management, policy development and implementation, prevention strategies, detection mechanisms, incident response and mitigation, remediation and recovery, reporting and communication, compliance and legal considerations, efforts at continuous improvement, and training and awareness.
Our CISO and representatives from our steering committee on information security provide quarterly briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Because many members of our board of directors regularly attend our audit committee meetings, the full board of directors regularly receives updates on cybersecurity.
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
Item 3. Legal Proceedings
We are not presently a party to any material pending legal proceedings. We are, from time to time, subject to legal proceedings and claims, as well as regulatory disputes, audits, government inquiries and other proceedings, arising from the normal course of business activities, and an unfavorable resolution of any of these matters could materially affect our business, results of operations, financial condition or cash flows.
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
Holders of Record

As of March 1, 2024, we had 257 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding share repurchases made by Cricut during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
October 1, 2023 through October 31, 2023	821,252	$8.42	821,252	$20,026
November 1, 2023 through November 30, 2023	381,715	$7.55	381,715	$17,146
December 1, 2023 through December 31, 2023	856,399	$6.93	856,399	$11,211
Total	2,059,366	$7.64	2,059,366	$11,211
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

Dividend Policy
On December 21, 2022, we declared a $0.35 per share special dividend payable February 15, 2023, for stockholders of record on February 1, 2023, and on May 18, 2023, we declared a $1.00 per share special dividend payable on July 17, 2023 to shareholders of record on July 3, 2023; however, we have not adopted a dividend policy and do not expect to pay any regular dividends in the future.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from March 25, 2021 (the date our Class A common stock commenced trading on the Nasdaq) through December 31, 2023 with (ii) the cumulative total return of the Nasdaq Composite Index and the S&P Mid Cap 400 Index over the same period, assuming the investment of $100 in our Class A common stock and in each index on March 25, 2021 and the reinvestment of dividends. The graph uses the closing market price on March 25, 2021 of $17.80 per share as the initial value of our Class A common stock. The comparisons are based on historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100 - March 25, 2021
Cumulative Total Return
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
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

A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found in “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” in our annual report on Form 10-K filed on March 13, 2023, which is hereby incorporated by reference herein.
Overview of Our Business and History
At Cricut, our mission is to help people lead creative lives. We have designed and built a creativity platform that enables our engaged and loyal community of over 8.9 million users to turn ideas into professional-looking handmade goods. With our highly versatile connected machines, design apps and accessories and materials, our users create everything from personalized birthday cards, mugs and T-shirts to large-scale interior decorations.
Our users’ journeys typically begin with the purchase of a connected machine. We currently sell a portfolio of connected machines that cut, write, score and create other decorative effects using a wide variety of materials including paper, vinyl, iron-on vinyl, pens, and more. Our connected machines are designed for a wide range of uses and are available at a variety of price points (MSRP by machine family as of December 31, 2023):
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
Users can leverage the full power of our platform by using our connected machines together with our free design apps, in-app purchases and subscription offerings to design and complete projects. All users can access a select number of free images, fonts and projects from our design apps or upload their own. In addition, we offer a wider selection of images, fonts and projects for purchase à la carte, including licensed content from partners with well-known brands and characters, like major motion picture studios. We also have two subscription offerings: Cricut Access and Cricut Access Premium. Cricut Access provides a subscription to images, fonts and projects as well as other member benefits, including exclusive software features and functionality, discounts, and priority Cricut Member Care. Cricut Access is billed monthly for $9.99 per month or annually for $95.88 per year. Cricut Access Premium includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping and is billed annually for $119.88 per year. As of December 31, 2023, we had nearly 2.8 million Paid Subscribers to Cricut Access and Cricut Access Premium.
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
We sell our connected machines and accessories and materials through our brick-and-mortar and online retail partners, as well as through our website at cricut.com. Our partners include Amazon, Hobby Lobby, HSN, Jo-Ann, Michaels, Target, Walmart and many others. We also sell our products, including subscriptions to Cricut Access and Cricut Access Premium, on cricut.com. In 2021, 2022, and 2023, 50%, 41%, and 38% of our revenue was generated through brick-and-mortar sales, respectively. In 2021, 2022, and 2023, 50%, 59%, and 62% of our revenue was generated through online channels, respectively.

For the years ended December 31, 2021, 2022 and 2023, we generated:
•Total revenue of $1,306.2 million, $886.3 million and $765.1 million, respectively, representing 36%, (32)% and (14)% year-over-year growth, respectively
•Net income of $140.5 million, $60.7 million and $53.6 million, respectively, representing (9)%, (57)% and (12)% year-over-year growth, respectively
On March 29, 2021, we completed an initial public offering (“IPO”), in which we sold 13,250,000 shares of Class A common stock, and the selling stockholders sold an additional 2,064,903 shares of Class A common stock at a price to the public of $20.00 per share. We received aggregate net proceeds of $242.7 million after deducting offering costs, underwriting discounts and commissions of $22.3 million. On April 28, 2021, we sold an additional 968,815 shares of Class A common stock and the selling stockholders sold an additional 150,984 shares of Class A common stock pursuant to the partial exercise of the underwriters’ option to purchase additional shares which generated net proceeds of $18.0 million after deducting for underwriting discounts and commissions of $1.4 million.
Our Business Model
Our business model thrives because our products unlock creativity, which then in turn drives the engagement of our users. Our over 8.9 million users’ journeys typically begin with the purchase of a connected machine and expand across our family of products as users harness the power of our platform. Our business model is characterized by strong engagement and diversified sales across product categories. This engagement has led to rapid growth and strong profitability.
Attracting and Engaging New Users through Connected Machine Sales
Since launching our first connected machine in 2014, we have built a loyal and growing community of users that has reached substantial scale. As of December 31, 2021, 2022 and 2023, we had 6.4 million, 7.9 million and 8.9 million users, respectively, representing 48%, 23% and 13% year-over-year growth, respectively. See the section titled “—Key Business Metrics” for the definition of users. We believe we are in the early stages of our growth and that we have a significant untapped opportunity in the United States and Canada, as well as globally. Our over 8.9 million users represent approximately 7% of our total SAM which includes the United States, Canada, and our four leading international markets of Australia, France, Germany and the United Kingdom.
We have been able to efficiently acquire new users and drive sales of our products because of the powerful network effects of our community. To date, word-of-mouth referrals, as well as effective use of low-cost marketing channels like social media, have driven our success. In 2023, over 38% of new users first heard about Cricut through friends and family. Sales and marketing expenses represented 10%, 15% and 16% of revenue in 2021, 2022 and 2023, respectively.
Once we acquire a user, we see strong engagement with them over time. We drive engagement through a highly interactive and fulfilling product experience and the strength of our community. We continuously innovate and improve our connected machines, design apps and accessories and materials, giving our users more to create. Once they have purchased connected machines, users inspire one another to create and use more of our digital content, subscriptions and accessories and materials. In turn, we learn from our users’ creativity, and launch new products to help expand their creative horizons. We measure engagement by the Percentage of Users Creating in Trailing 90 Days. See the section titled “—Key Business Metrics” for the definition of Percentage of Users Creating in Trailing 90 Days and for information regarding that metric over the last three years. As of December 31, 2023, 44% of our over 8.9 million users created on their connected machines in the last 90 days.
The table below shows the Percentage of Users Creating in Trailing 90 Days for the periods indicated.

	2021				2022				2023
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Users (in Thousands)	4,939	5,373	5,732	6,409	6,904	7,192	7,457	7,893	8,239	8,446	8,639	8,944
Percentage of Users Creating in Trailing 90 Days	62%	59%	56%	60%	54%	51%	48%	51%	45%	43%	42%	44%
Many of our users choose to pay for our subscription offerings which include a subscription to images, fonts and projects as well as other member benefits, including exclusive software features and functionality, discounts, priority Cricut Member Care, and, in the case of Cricut Access Premium, preferred shipping. By subscribing to our offerings, users have access to a curated and growing design library of over 750 thousand images, thousands of ready-to-make projects and hundreds of fonts. We believe that the number of Paid Subscribers is an indicator of the depth of our users’ engagement. See the section titled “—Key Business Metrics” for the definition of Paid Subscribers and for information regarding that metric over the last three years. As of December 31, 2023, we had nearly 2.8 million Paid Subscribers, representing 6% year-over-year growth. As of December 31, 2023, approximately 31% of our users were also Paid Subscribers. We aim to increase the number of our users that are Paid Subscribers over time.
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
The table below is a summary of our Users, Paid Subscribers, Subscription ARPU and Accessories and Materials ARPU since Q1 2021. In 2023, we generated, on average, approximately $67.33 combined from subscriptions and accessories and materials per user. Our users purchase subscriptions and accessories and materials, our higher gross margin categories, long after they first purchase a connected machine. In 2023, the gross margin of our subscriptions and accessories and materials categories was 89% and 17%, respectively, compared to 13% for our connected machines category.

	2021				2022				2023
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Users (in Thousands)	4,939	5,373	5,732	6,409	6,904	7,192	7,457	7,893	8,239	8,446	8,639	8,944
Paid Subscribers (in Thousands)	1,614	1,765	1,814	2,037	2,311	2,367	2,438	2,609	2,715	2,722	2,699	2,770
Subscription ARPU	$9.96	$9.83	$9.60	$9.18	$9.73	$9.59	$9.40	$9.26	$9.31	$9.13	$8.93	$8.70
Accessories and Materials ARPU	$29.45	$26.67	$18.79	$28.66	$17.67	$11.45	$7.61	$13.99	$8.93	$7.71	$5.75	$8.80
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
Engaging and Expanding With our Existing Users
An important part of our success is driven by engagement of our users, as well as our ability to sell additional products to our users after their first connected machine purchase. Our users are engaged when they create with connected machines, design apps and accessories and materials. It is therefore important that users find our products intuitive and easy to use. As users create on their connected machines, they are more likely to purchase subscriptions and accessories and materials. Historically we find that our users continue to be engaged over time. As of December 31, 2023, 66% of our over 8.9 million users created on their connected machines in the last 365 days. This durable relationship is motivated by new software and products that we launch to expand the capabilities of existing connected machines as well as through the inspiration derived from our large and passionate community. If our users engage with their connected machines less over time, the overall growth in our business may slow.
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
Managing our Supply Chain
We rely on third-party suppliers, contract manufacturers and third-party logistics partners to produce and distribute our products. Our ability to grow depends largely on the ability of these third-party companies to scale with us, provide high quality services and deliver components and finished products on time and at reasonable costs. We primarily rely on two contract manufacturers to build the majority of our connected machines. For a limited number of our products, which collectively constitute a small portion of our revenue, a particular contract manufacturer is the sole source of the finished product. Our concentration of suppliers could lead to supply shortages, long lead times for components and supply changes. Much of our supply chain originates in Malaysia and China. We expect to pursue additional geographic diversification in our supply chain to mitigate tariffs and other supply chain challenges. We must continue to build relationships with strong third-party suppliers, contract manufacturers and third-party logistics companies and continue to diversify our supply chain to improve operational results. We manage our inventory levels to account for the complexity of our supply chain, resulting in a variety of risks.
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
Balancing Operating Discipline and Investment for Growth
We seek to balance investments for long-term growth with operating discipline and the profitability of our business. We have been net income profitable every year since 2017. See the section titled “Key Business Metrics” for information regarding our net income and net income margin over the last three years. We expect net income margin to fluctuate as a percentage of revenue in the near term and long term. We have a strong focus on the unit economics of each of our products and consistency in how we operate the business. Our investments to date have been critical to our success and have allowed us to reach over 8.9 million users as of December 31, 2023 and launch more than 6,000 SKUs since the launch of our first connected machine. We will continue to prioritize our investments in technology innovation including software and hardware development, content and accessories and materials. In addition, we are investing in sales and marketing and operations as appropriate to support our growth. Our expenses may also increase as we hire additional personnel and continue to attract technical talent. While we expect to continue or increase our investments on these items in the future, we cannot be certain they will result in the growth of our number of users or increase engagement with existing users.
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
Seasonality
Historically, we have experienced the highest revenue levels in the fourth quarter of the year, coinciding with the holiday shopping season in the United States. For example, in 2021, 2022 and 2023, our fourth quarter represented 30%, 32% and 30% of total revenue for the year, respectively. Our promotional discounting activity is higher in the fourth quarter as well, which negatively impacts gross margin during this period. For example, gross margin in the fourth quarter of 2023 was 42%, compared to gross margin of 45% for all of 2023. Additionally, sales of accessories and materials typically rise and fall with seasonal holiday crafting periods. The yearly seasonality patterns experienced in 2021, 2022, and 2023 are not representative of our typical historical patterns due to the unique aspects of the pandemic and condition of the global economy. As the impact of the pandemic and global economy challenges on behaviors abate, we expect to return to a more normal seasonality pattern. As we continue to grow internationally, we expect we may experience seasonality in additional markets, which may differ from the seasonality experienced in the United States.

Key Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends and make strategic decisions.

	Year Ended December 31,
	2023	2022	2021
Users (in thousands)	8,944	7,893	6,409
Percentage of Users Creating in Trailing 90 Days	44%	51%	60%
Number of Users Creating in Trailing 90 Days	3,932	4,050	3,828
Paid Subscribers (in thousands)	2,770	2,609	2,037

	Year Ended December 31,
	2023	2022	2021
Subscription ARPU	$36.11	$38.09	$38.37
Accessories and Materials ARPU	$31.22	$50.54	$102.91
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
Components of our Results of Operations
We operate and manage our business in three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. We identify our reportable segments based on the information used by management to monitor performance and make operating decisions. See Note 19 to our audited consolidated financial statements included elsewhere in this filing for additional information regarding our reportable segments.
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
Subscriptions
Cost of revenue related to Subscriptions consists primarily of hosting fees, digital content costs, amortization of capitalized software development costs and software maintenance costs. We expect our cost of revenue related to Subscriptions as a percentage of revenue to fluctuate in the near term and long term as we expand our content and software feature offerings, including localized content for international target markets.
Accessories and Materials
Costs of revenue related to Accessories and Materials consists of product costs, including costs of components, costs of contract manufacturers for production, inspecting and packaging, shipping, receiving, handling, warehousing and fulfillment, duties and other applicable importing costs, warranty replacement, excess and obsolete inventory write-downs, tooling and equipment depreciation and royalties. We expect our cost of revenue related to Accessories and Materials as a percentage of revenue to fluctuate in the near term and long term as we address global supply chain challenges and continue to invest in the growth of our business.
Operating Expenses
Research and Development
Research and development expenses consist primarily of costs associated with the development of our connected machines, software and accessories and materials, including personnel-related expenses for engineering, product development and quality assurance, as well as prototype costs, service fees incurred by contracting with vendors and allocated overhead. We expect our research and development expenses to fluctuate in the near term as we refine our product roadmaps. We produced gross savings in research and development of approximately $4.6 million during 2023 as a result of the January 2023 restructuring plan.
Sales and Marketing
Sales and marketing expenses consist primarily of the advertising and marketing of our products, third-party payment processing fees, personnel-related expenses, including salaries and bonuses, benefits and stock-based compensation expense, as well as customer rebates, professional services, promotional items, and allocated overhead costs. We expect our sales and marketing expenses as a percentage of revenue to fluctuate in the near term. We produced gross savings in sales and marketing of approximately $1.1 million during 2023 as a result of the January 2023 restructuring plan.
General and Administrative
General and administrative expenses consist of personnel-related expenses for our finance, legal, human resources and administrative personnel, including salaries and bonuses, benefits and stock-based compensation expense, as well as the costs of professional services, any allocated overhead, information technology, impairment charges of unused equipment, and other administrative expenses. We expect our general and administrative expenses as a percentage of revenue to increase in the near term as we expand our operations, invest in systems enhancements, and incur expenses required of a public company. We produced gross savings in general and administrative of approximately $1.0 million during 2023 as a result of the January 2023 restructuring plan.

Other Income (Expense)
Other income (expense) consists primarily of interest income from our investments in marketable securities, offset by interest expense associated with our debt financing arrangements and amortization of debt issuance costs.
Provision for Income Taxes
Provision for income taxes consists of income taxes in the United States and certain state and foreign jurisdictions in which we conduct business. We have not recorded a valuation allowance against our deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will be realized.
We do not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of our investments in foreign corporations to the extent that the basis difference results from earnings that meet the indefinite reversal criteria. These criteria are met if the foreign subsidiary has been invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings that we intend to maintain in non-U.S. subsidiaries considers items including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans, and capital improvement programs. We also evaluate our expected cash requirements in the United States. Other factors that can influence that determination are local restrictions on remittances (for example, in some countries a central bank application and approval are required in order for our local country subsidiary to pay a dividend), economic stability and asset risk. See Note 10 to our audited consolidated financial statements.

The Organization for Economic Co-operation and Development (“OECD”) Pillar Two Model Rules (“Pillar Two”) for a global 15% minimum tax are in the process of being adopted in a number of jurisdictions in which we operate. Pillar Two is expected to be applicable to us beginning January 1, 2024 if our revenues exceed €750 million. The only jurisdiction where the top-up tax would be applicable is Switzerland and the estimated tax is not expected to be material.

Results of Operations
The following table is presented in thousands:

	Year Ended December 31,
	2023	2022	2021
(in thousands)
Revenue:
Connected machines	$198,312	$252,563	$548,205
Subscriptions	303,989	272,344	205,858
Accessories and materials	262,846	361,389	552,164
Total revenue	765,147	886,296	1,306,227
Cost of revenue:
Connected machines(1)	172,571	244,260	484,025
Subscriptions(1)	32,346	26,375	21,961
Accessories and materials(1)	216,937	265,768	342,791
Total cost of revenue	421,854	536,403	848,777
Gross profit	343,293	349,893	457,450
Operating expenses:
Research and development(1)	65,048	76,914	79,814
Sales and marketing(1)	123,169	130,379	133,963
General and administrative(1)	85,091	62,647	51,268
Total operating expenses	273,308	269,940	265,045
Income from operations	69,985	79,953	192,405
Other income (expense):
Interest income	7,976	1,809	181
Interest expense	(323)	(289)	(298)
Other income (expense)	2,145	508	85
Other income (expense), net	9,798	2,028	(32)
Income before provision for income taxes	79,783	81,981	192,373
Provision for income taxes	26,147	21,315	51,900
Net income	$53,636	$60,666	$140,473

(1)    Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022	2021
(in thousands)
Cost of revenue
Connected machines	$700	$288	$34
Subscriptions	926	443	219
Accessories and materials	805	199	—
Total cost of revenue	2,431	930	253
Research and development	18,169	17,713	15,782
Sales and marketing	12,740	12,603	13,814
General and administrative	13,986	9,875	8,225
Total stock-based compensation expense	$47,326	$41,121	$38,074

Comparison of the years ended December 31, 2023 and 2022
Revenue

	Years Ended December 31,
		Change			Change
	2023	$	%	2022	$	%	2021
(in thousands)
Revenue:
Connected machines	$198,312	$(54,251)	(21)%	$252,563	$(295,642)	(54)%	$548,205
Subscriptions	303,989	31,645	12%	272,344	66,486	32%	205,858
Accessories and materials	262,846	(98,543)	(27)%	361,389	(190,775)	(35)%	552,164
Total revenue	$765,147	$(121,149)	(14)%	$886,296	$(419,931)	(32)%	$1,306,227
Connected Machines revenue decreased by $54.3 million, or 21%, to $198.3 million for the year ended December 31, 2023 from $252.6 million for the year ended December 31, 2022. The decrease was primarily driven by a decline in the number of Connected Machines sold during the period, particularly Maker and Air 2 units. The decrease was offset partially by increased sales of Explore 3 and sales of Joy Xtra, which launched in September 2023.
Subscriptions revenue increased by $31.6 million, or 12%, to $304.0 million for the year ended December 31, 2023 from $272.3 million for the year ended December 31, 2022. The increase was primarily driven by growth of 6% in the number of Paid Subscribers from 2.6 million as of December 31, 2022 to nearly 2.8 million as of December 31, 2023.
Accessories and Materials revenue decreased by $98.5 million, or 27%, to $262.8 million for the year ended December 31, 2023 from $361.4 million for the year ended December 31, 2022. The decrease was primarily driven by a decline in unit sales of project materials and extensions products.
Cost of Revenue, Gross Profit and Gross Margin

	Years Ended December 31,
		Change			Change
	2023	$	%	2022	$	%	2021
(dollars in thousands)
Cost of Revenue:
Connected machines	$172,571	$(71,689)	(29)%	$244,260	$(239,765)	(50)%	$484,025
Subscriptions	32,346	5,971	23%	26,375	4,414	20%	21,961
Accessories and materials	216,937	(48,831)	(18)%	265,768	(77,023)	(22)%	342,791
Total cost revenue	$421,854	$(114,549)	(21)%	$536,403	$(312,374)	(37)%	$848,777
Gross Profit:
Connected machines	$25,741	$17,438	210%	$8,303	$(55,877)	(87)%	$64,180
Subscriptions	271,643	25,674	10%	245,969	62,072	34%	183,897
Accessories and materials	45,909	(49,712)	(52)%	95,621	(113,752)	(54)%	209,373
Total gross profit	$343,293	$(6,600)	(2)%	$349,893	$(107,557)	(24)%	$457,450
Gross Margin
Connected machines	13%			3%			12%
Subscriptions	89%			90%			89%
Accessories and materials	17%			26%			38%

Connected Machines cost of revenue decreased by $71.7 million, or 29%, to $172.6 million for the year ended December 31, 2023 from $244.3 million for the year ended December 31, 2022. The decrease was primarily driven by a decline in the number of Connected Machines sold during the year, particularly Maker and Air 2 units, offset partially by sales of Joy Xtra, which launched in September 2023, and increased sales of Explore 3.

Gross margin for Connected Machines increased to 13% for the year ended December 31, 2023 from 3% for the year ended December 31, 2022. The increase was primarily related to improved product mix and less promotional activity, offset partially by increased warehousing and operations costs as a percentage of revenue.
Subscriptions cost of revenue increased by $6.0 million, or 23%, to $32.3 million for the year ended December 31, 2023 from $26.4 million for the year ended December 31, 2022. The increase was primarily driven by an increase in amortization of capitalized software development costs and increased external digital content costs.
Gross margin for Subscriptions decreased to 89% for the year ended December 31, 2023 from 90% for the year ended December 31, 2022. The decrease was primarily driven by an increase in amortization of capitalized software development costs and external digital content costs.
Accessories and Materials cost of revenue decreased by $48.8 million, or 18%, to $216.9 million for the year ended December 31, 2023 from $265.8 million for the year ended December 31, 2022. The decrease was primarily driven by a decline in unit sales of Accessories and Materials during the period, particularly for units of project materials and extensions products. The decrease was partially offset by inventory write-downs attributed to extensions products and project materials.
Gross margin for Accessories and Materials decreased to 17% for the year ended December 31, 2023 from 26% for the year ended December 31, 2022. Gross margin decreased primarily due to inventory write-downs of extensions products and project materials, and increased warehousing and operations costs as a percentage of revenue. The decline was partially offset by more favorable costs per unit.
Operating Expenses
Research and Development

	Years Ended December 31,
		Change			Change
	2023	$	%	2022	$	%	2021
(dollars in thousands)
Research and development	$65,048	$(11,866)	(15)%	$76,914	$(2,900)	(4)%	$79,814
As a percentage of total revenue	9%			9%			6%
Research and development expenses decreased by $11.9 million, or 15%, to $65.0 million for the year ended December 31, 2023 from $76.9 million for the year ended December 31, 2022. The decrease was primarily due to a $9.4 million decrease in product development expense for future products and a $3.5 million decrease in personnel-related expense, partially offset by increases in professional services expense.
Sales and Marketing

	Years Ended December 31,
		Change			Change
	2023	$	%	2022	$	%	2021
(dollars in thousands)
Sales and marketing	$123,169	$(7,210)	(6)%	$130,379	$(3,584)	(3)%	$133,963
As a percentage of total revenue	16%			15%			10%
Sales and marketing expenses decreased by $7.2 million, or 6%, to $123.2 million for the year ended December 31, 2023 from $130.4 million for the year ended December 31, 2022. The decrease was primarily due to a $2.6 million decrease in advertising and other marketing expense, a $1.7 million decrease in personnel-related expense, a $1.3 million decrease in professional services expense, and a $1.1 million decrease in software subscriptions expense.

General and Administrative

	Years Ended December 31,
		Change			Change
	2023	$	%	2022	$	%	2021
(dollars in thousands)
General and administrative	$85,091	$22,444	36%	$62,647	$11,379	22%	$51,268
As a percentage of total revenue	11%			7%			4%
General and administrative expenses increased by $22.4 million, or 36%, to $85.1 million for the year ended December 31, 2023 from $62.6 million for the year ended December 31, 2022. The increase was primarily due to a $13.0 million impairment of unused equipment, software, and inventory (see Note 2), a $4.1 million increase in stock-based compensation, a $2.4 million increase in professional services expense, a $1.7 million increase in bad debt expense, and a $1.7 million increase in software subscriptions expense.
Other Income (Expense)

	Years Ended December 31,
		Change			Change
	2023	$	%	2022	$	%	2021
(dollars in thousands)
Other income (expense)	$9,798	$7,770	383%	$2,028	$2,060	(6438)%	$(32)
Other income (expense) increased by $7.8 million, or 383%, to a net income of $9.8 million for the year ended December 31, 2023 from a net income of $2.0 million for the year ended December 31, 2022. The change was primarily related to interest from marketable securities due to more favorable rates.
Provision for Income Taxes

	Years Ended December 31,
		Change			Change
	2023	$	%	2022	$	%	2021
(dollars in thousands)
Provision for income taxes	$26,147	$4,832	23%	$21,315	$(30,585)	(59)%	$51,900
Provision for income taxes increased by $4.8 million, or 23%, to $26.1 million for the year ended December 31, 2023 from $21.3 million for the year ended December 31, 2022. This represents an effective tax rate of 32.8% and 26.0% for the years ended December 31, 2023 and 2022, respectively. The increase in the tax rate is due mainly to a decrease in tax credits specifically related to Research and Development and an increase in uncertain tax positions related to prior years foreign-derived intangible income.
Liquidity and Capital Resources
Our operations during the periods presented have been financed primarily through cash flows from operating activities and the net proceeds from our initial public offering in March of 2021. We believe our balances of cash and cash equivalents, which totaled $142.2 million as of December 31, 2023, along with forecasted cash expected to be generated by ongoing operations and $300.0 million in available borrowings on our credit facility (see Note 9) will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
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
Inventory and Supply Chain
We utilize third-party contract manufacturers to source components and finished goods and third-party logistics companies to warehouse and distribute our products. As of December 31, 2023, we had component purchase obligations of $19.2 million, with $17.5 million payable within 12 months in addition to ongoing inventory purchases of finished goods from our contract manufacturers. These manufacturing purchase obligations are primarily noncancellable. Actual inventory purchases will vary based on current and forecasted demand for our products. Payments to third-party logistics companies are largely variable and are primarily driven by inventory levels and receiving and shipping activity levels.
Leases
As of December 31, 2023, we had fixed lease payment obligations of $14.8 million, with $5.6 million payable within 12 months primarily for corporate and other office space. See Note 14 of the notes to our consolidated financial statements for additional information.
Stock Repurchase Program
On July 19, 2022, our Board of Directors authorized a share repurchase program to repurchase up to $50 million of its outstanding Class A common stock.

During the twelve months ended December 31, 2023, we repurchased and retired 2,548,893 shares of our Class A common stock for $20.3 million under this program.
Dividends
On May 18, 2023, the Company declared a special dividend of $1.00 per share on its Class A and Class B common stock, payable on July 17, 2023 to shareholders of record as of July 3, 2023. As part of the dividend, and pursuant to the underlying award agreements, holders of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) received dividend equivalents of $1.00 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $234.6 million was to be satisfied in cash of $219.8 million payable to holders of Class A and Class B common stock with the remaining $14.8 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures.
On December 21, 2022, the Company declared a special dividend of $0.35 per share on its Class A and Class B common stock, payable on February 15, 2023 to shareholders of record as of February 1, 2023. As part of the dividend, and pursuant to the underlying award agreements, holders of RSU and PRSUs will receive a dividend equivalent of $0.35 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $81.4 million was to be satisfied in cash of $76.9 million payable to holders of Class A and Class B common stock with the remaining $4.5 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders.
During the twelve months ended December 31, 2023, an aggregate of $294.1 million was paid in cash, and $19.2 million was satisfied in the form of dividend equivalents to RSU or PRSU holders.

Cash Flows

	Year Ended December 31,
	2023	2022	2021
(in thousands)
Net cash flows provided by (used in) operating activities	$288,097	$117,683	$(104,949)
Net cash flows used in investing activities	(48,778)	(107,869)	(35,786)
Net cash flows (used in) provided by financing activities	(322,185)	(26,247)	260,244
Operating Activities
The change in net cash flows from operating activities for the year ended December 31, 2023 compared to year ended December 31, 2022 is primarily due to lower inventory purchases during 2023 due to higher beginning inventory balances combined with softening of consumer demand. In addition, we experienced a smaller decrease in payable balances with inventory vendors in 2023 compared to 2022, due to fewer purchases in 2023. These increases were partially offset by a reduction in cash received from accounts receivable in 2023 compared to 2022.
Investing Activities
The change in net cash flows from investing activities for the year ended December 31, 2023 compared to year ended December 31, 2022 was primarily due to fewer purchases of marketable securities during 2023.
Financing Activities
The change in net cash flows from financing activities for the year ended December 31, 2023 compared to year ended December 31, 2022 was primarily due to the payment of special dividends during 2023.
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
Customer rebates
We recognize revenue at the net sales price, which includes certain estimates for variable consideration related to customer rebates with our key brick-and-mortar and online retail partners. These promotional programs are designed to enhance the sale of our products and consist of incentives to our customers. The promotional programs include advertising allowances, volume and growth incentives, business development, product damage allowances and point-of-sale support. Customer rebates are considered to be variable consideration, which we estimate using the expected value method or most likely amount, based upon the nature of the incentive. Sales are reduced by the cost of these promotional and rebate programs and we record a related customer rebate liability in our consolidated balance sheets at the date of the transaction. Certain customer rebate programs are estimates at period end due to the nature of the incentives or expected and yet-to-be announced incentive programs that apply to current period revenue transactions. These estimates are based on our incentive program experience, historical and projected sales data and current contractual terms. The remaining portion of this liability is based on contractual amounts and does not require estimation.

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
Inventories

Inventories consist of finished goods and raw materials, which we purchase from contract manufacturers. We value our inventory at the lower of average cost or net realizable value. When our expectations indicate that average cost of inventory may exceed its net realizable value, we write-down our inventory to establish a new cost basis. We also periodically assess the value of our on-hand inventory for potential excess and/or obsolete inventory and when necessary, will write-down the value to account for estimated excess and/or obsolete inventory. We determine excess or obsolete inventory based on market conditions, age of inventory, an estimate of the future demand for our products within a specified time horizon, generally the greater of 24 months or remaining life of the product, and product life cycle status. Inventory write-downs are recorded as a component of cost of revenue in our consolidated statements of operations and comprehensive income. If actual demand is lower than our estimated demand, we could be required to write-down the value of additional inventory, which would have a negative effect on our gross profit.
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
The recognition of stock-based compensation for awards with performance based vesting conditions, including our performance-based restricted stock units (“PRSU”) awards, is dependent on whether it is probable that the performance based vesting conditions will be met. As of December 31, 2023, we determined it is not probable that the performance conditions will be met. Unrecognized stock-based compensation associated with unvested PRSU awards was $157.8 million as of December 31, 2023.
Item 7A. Qualitative and Quantitative Disclosures About Market Risk
Interest Rate Risk
We were primarily exposed to changes in interest rates with respect to our cost of borrowing under our Credit Agreement. We monitor our cost of borrowing, taking into account our funding requirements and our expectations for interest rates in the future. To date, we have not been exposed, nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar depending on the circumstances. For foreign subsidiaries where the functional currency is the local currency, assets and liabilities are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenue and expenses are translated using the average exchange rate for the relevant period. Equity transactions are translated using historical exchange rates. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other results of operations as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity. As the impact of foreign currency exchange rates was not material to results of operations during 2021, 2022 and 2023, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Cricut, Inc.
South Jordan, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cricut, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 5, 2024 expressed an unqualified opinion thereon.

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

Variable Consideration Related to Customer Rebate Liabilities

As described in Notes 2 and 8 to the consolidated financial statements, the Company recognizes revenue for physical goods at the net sales price, which includes certain estimates for variable consideration related to customer rebates with certain retail partners. These estimates are based on the Company’s incentive program experience, historical and projected sales data and current contractual terms. The reserves for variable consideration related to customer rebates are recorded as a liability in the consolidated balance sheets and totaled approximately $30 million as of December 31, 2023. While a portion of this liability is based on contractual terms and does not require estimation, certain customer rebates are estimated at period end due to the nature of the rebates.

We identified the auditing of projected sales data used in estimating variable consideration related to the customer rebate liabilities as a critical audit matter. Auditing the projected sales data involved especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:
•Evaluating the projected sales data for reasonableness by comparing with subsequent customer claims activities, actual sales data, as well as approved program terms for a sample of period end liabilities.
•Assessing management’s ability to accurately determine projected sales data used in calculating customer rebates by performing a retrospective review for a sample of customer rebates.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2012.

Salt Lake City, Utah
March 5, 2024

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Cricut, Inc.
South Jordan, Utah

Opinion on Internal Control over Financial Reporting

We have audited Cricut, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated March 5, 2024 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Salt Lake City, Utah
March 5, 2024

Cricut, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$142,187	$224,943
Marketable securities	102,952	74,256
Accounts receivable, net	111,247	136,539
Inventories	244,469	351,682
Prepaid expenses and other current assets	19,114	23,842
Total current assets	619,969	811,262
Property and equipment, net	47,614	63,407
Operating lease right-of-use assets	12,353	17,078
Intangible assets, net	—	760
Deferred tax assets	34,823	23,819
Other assets	35,363	33,301
Total assets	$750,122	$949,627
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$76,860	$63,195
Accrued expenses and other current liabilities	71,933	69,775
Deferred revenue, current portion	40,304	34,869
Operating lease liabilities, current portion	5,230	5,436
Dividends payable, current portion	2,137	80,781
Total current liabilities	196,464	254,056
Operating lease liabilities, net of current portion	8,938	13,935
Deferred revenue, net of current portion	2,931	3,789
Other non-current liabilities	6,916	5,112
Total liabilities	215,249	276,892
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, and no shares issued and outstanding as of December 31, 2023 and December 31, 2022.	—	—
Common stock, par value $0.001 per share, 1,250,000,000 shares authorized as of December 31, 2023, 217,915,713 and 219,656,587 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	218	220
Additional paid-in capital	505,864	672,990
Retained earnings	28,514	—
Accumulated other comprehensive income (loss)	277	(475)
Total stockholders’ equity	534,873	672,735
Total liabilities and stockholders’ equity	$750,122	$949,627
See accompanying notes to these consolidated financial statements.

Cricut, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Connected machines	$198,312	$252,563	$548,205
Subscriptions	303,989	272,344	205,858
Accessories and materials	262,846	361,389	552,164
Total revenue	765,147	886,296	1,306,227
Cost of revenue:
Connected machines	172,571	244,260	484,025
Subscriptions	32,346	26,375	21,961
Accessories and materials	216,937	265,768	342,791
Total cost of revenue	421,854	536,403	848,777
Gross profit	343,293	349,893	457,450
Operating expenses:
Research and development	65,048	76,914	79,814
Sales and marketing	123,169	130,379	133,963
General and administrative	85,091	62,647	51,268
Total operating expenses	273,308	269,940	265,045
Income from operations	69,985	79,953	192,405
Other income (expense):
Interest income	7,976	1,809	181
Interest expense	(323)	(289)	(298)
Other income	2,145	508	85
Total other income (expense), net	9,798	2,028	(32)
Income before provision for income taxes	79,783	81,981	192,373
Provision for income taxes	26,147	21,315	51,900
Net income	$53,636	$60,666	$140,473
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable securities, net of tax	711	(300)	—
Change in foreign currency translation adjustment	41	(120)	(64)
Comprehensive income	$54,388	$60,246	$140,409
Earnings per share, basic	$0.25	$0.28	$0.67
Earnings per share, diluted	$0.24	$0.28	$0.64
Weighted-average common shares outstanding, basic	216,892,525	214,458,284	208,833,827
Weighted-average common shares outstanding, diluted	219,722,063	220,588,789	219,776,069
See accompanying notes to these consolidated financial statements.

Cricut, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	208,116,104	$208	$412,741	$(184,033)	$9	$228,925
Net Income	—	—	—	140,473	—	140,473
Capital contributions	—	—	200	—	—	200
Initial public offering, net of offering costs	14,218,815	14	260,675	—	—	260,689
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	121,014	—	(2,606)	—	—	(2,606)
Forfeiture of unvested common stock	(541,850)	—	—	—	—	—
Repurchase upon Corporate Reorganization	(524)	—	(10)	—	—	(10)
Extinguishment of liability awards to equity	—	—	10,784	—	—	10,784
Stock-based compensation	—	—	35,755	—	—	35,755
Compensatory units repurchased	—	—	(170)	—	—	(170)
Other comprehensive loss	—	—	—	—	(64)	(64)
Balance as of December 31, 2021	221,913,559	$222	$717,369	$(43,560)	$(55)	$673,976
Net income	—	—	—	60,666	—	60,666
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	620,611	—	(6,815)	—	—	(6,815)
Forfeiture of unvested common stock	(528,002)	—	—	—	—	—
Repurchases of common stock	(2,349,581)	(2)	(18,578)	—	—	(18,580)
Dividends declared	—	—	(64,314)	(17,106)	—	(81,420)
Stock-based compensation	—	—	45,342	—	—	45,342
Compensatory units repurchased	—	—	(14)	—	—	(14)
Other comprehensive loss	—	—	—	—	(420)	(420)
Balance as of December 31, 2022	219,656,587	$220	$672,990	$—	$(475)	$672,735
Net income	—	—	—	53,636	—	$53,636
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	1,125,568	1	(6,853)	—	—	$(6,852)
Forfeiture of unvested common stock and dividend equivalents	(317,549)	—	403	—	—	$403
Repurchases of common stock	(2,548,893)	(3)	(20,329)	—	—	$(20,332)
Dividends declared and dividend equivalents issued	—	—	(190,333)	(25,122)	—	$(215,455)
Stock-based compensation	—	—	49,986	—	—	$49,986
Other comprehensive income	—	—	—	—	752	$752
Balance as of December 31, 2023	217,915,713	$218	$505,864	$28,514	$277	$534,873
See accompanying notes to these consolidated financial statements.

Cricut, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$53,636	$60,666	$140,473
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	30,039	26,957	19,388
Bad debt expense	1,720	(64)	1,096
Impairments	9,953	2,922	—
Stock-based compensation	47,326	41,121	38,074
Deferred income tax	(11,238)	(20,461)	(135)
Non-cash lease expense	4,987	4,845	4,186
Provision for inventory obsolescence	26,330	11,466	5,070
Unrealized foreign currency (gain) loss	88	(1,040)	—
Other	(2,143)	(440)	(2)
Changes in operating assets and liabilities:
Accounts receivable	23,500	63,696	(37,673)
Inventories	78,376	63,085	(207,978)
Prepaid expenses and other current assets	4,204	8,807	(27,942)
Other assets	869	(51)	(934)
Accounts payable	13,535	(139,845)	(46,667)
Accrued expenses and other current liabilities and other non-current liabilities	7,761	(2,137)	3,639
Operating lease liabilities	(5,423)	(5,096)	(4,672)
Deferred revenue	4,577	3,252	9,128
Net cash and cash equivalents provided by (used in) operating activities	288,097	117,683	(104,949)
Cash flows from investing activities:
Purchase of marketable securities	(63,451)	(180,112)	—
Proceeds from maturities of marketable securities	38,390	21,393	—
Proceeds from sales of marketable securities	—	84,621	—
Purchases of property and equipment, including capitalized software development costs	(23,717)	(33,771)	(35,786)
Net cash and cash equivalents used in investing activities	(48,778)	(107,869)	(35,786)
Cash flows from financing activities:
Proceeds from capital contributions	—	—	200
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	—	262,007
Repurchases of common stock	(20,332)	(18,580)	—
Proceeds from exercise of stock options	383	31	272
Employee tax withholding payments on stock-based awards	(8,106)	(6,384)	(2,017)
Payments for debt issuance costs	—	(1,300)	—
Cash dividend	(294,130)	—	—
Other financing activities, net	—	(14)	(218)
Net cash and cash equivalents provided by (used in) financing activities	(322,185)	(26,247)	260,244
Effect of exchange rate on changes on cash and cash equivalents	110	(221)	(127)
Net (decrease) increase in cash and cash equivalents	(82,756)	(16,654)	119,382
Cash and cash equivalents at beginning of period	224,943	241,597	122,215
Cash and cash equivalents at end of period	$142,187	$224,943	$241,597
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—	$14
Cash paid during the period for income taxes	$24,072	$28,916	$81,132
See accompanying notes to these consolidated financial statements.

Cricut, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$280	$4,285	$6,805
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$2,824	$4,410	$3,355
Tax withholdings on stock-based awards included in accrued expenses and other current liabilities	$451	$1,324	$860
Stock-based compensation capitalized for software development costs	$1,960	$2,321	$1,607
Reclassification of liability awards to equity upon modification	$—	$—	$10,784
Leasehold improvements acquired through tenant allowances	$—	$859	$—
Dividends declared but unpaid	$2,342	$81,420	$—
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
On September 2, 2020, Cricut converted from a Utah corporation to a Delaware corporation. In connection with such conversion, each share of Class A common stock, par value $0.01, of the Utah corporation was exchanged for one share of common stock of the Delaware corporation, par value $0.001. On March 11, 2021, the Company filed an Amended and Restated Certificate of Incorporation to effect a 64.2645654-for-1 forward stock split of its outstanding common stock. The par value per share was not adjusted as a result of the forward stock split. All authorized, issued and outstanding shares of common stock, additional paid in capital and the related per share amounts contained in the consolidated financial statements were retroactively adjusted to reflect the forward stock split for all prior periods presented.
The Company organizes its business into the following three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. See Note 19 for further discussion of the Company’s segment reporting structure.
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

In connection with the Corporate Reorganization the outstanding stock-based compensation awards issued by Cricut Holdings were modified or settled as described in Note 12.
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
2.Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. For revenue recognition, examples of estimates and judgments include: determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price (“SSP”) of performance obligations, estimating variable consideration such as customer rebates and product returns. Other estimates include the warranty reserve, allowance for credit losses, inventory reserve, intangible assets and other long-lived assets valuation, legal contingencies, stock-based compensation, income taxes, deferred tax assets valuation and developed software, among others. These estimates and assumptions are based on the Company’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including any effects of the pandemic and the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from these estimates.
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
Realized and unrealized foreign currency transaction gains and losses included in net income are recorded primarily within general and administrative expenses. Foreign currency transaction losses totaled $1.3 million, $1.0 million, and $0.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
The available-for-sale debt securities are subject to a periodic impairment review. For investments in an unrealized loss position, the Company writes down the amortized cost basis of the investment if it is more likely than not that the Company will be required or will intend to sell the investment before recovery of its amortized cost basis. For investments not likely to be sold before recovery of the amortized cost basis, the Company determines whether a credit loss exists by considering information about the collectability of the instrument, current market conditions, and reasonable and supportable forecasts of economic conditions. The Company recognizes an allowance for credit losses up to the amount of the unrealized loss when appropriate. Allowances for credit losses and write-downs are recognized in total other income (expense), net, and unrealized losses not related to credit losses are recognized in accumulated other comprehensive income (loss). There are no allowances for credit losses recorded for the periods presented. As of December 31, 2023, the Company’s available-for-sale debt securities were in an unrealized gain position. As of December 31, 2022, the gross unrealized losses on available-for-sale debt securities are related to market interest rate changes and not attributable to credit.
Accounts Receivable
Accounts receivable are recorded at original invoice amounts less estimates for credit losses. Management determines the allowance for credit losses by specifically identifying troubled accounts and by using historical write off experience, adjusted for current market conditions and reasonable supportable forecasts of future economic conditions, applied to an aging of all other accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. As of January 1, 2021, the Company had an accounts receivable balance of $199.5 million. Accounts receivable consist of the following:

	December 31,
	2023	2022
(in thousands)
Trade accounts receivable	$100,070	$128,437
Credit card and other receivables	13,127	8,550
Less: allowance for credit losses	(1,950)	(448)
Total accounts receivable, net	$111,247	$136,539
The following table summarizes changes in the allowance for credit losses:

	December 31,
	2023	2022
(in thousands)
Beginning balance	$(448)	$(1,454)
Provision for expected losses	(1,720)	64
Write-offs	218	942
Ending balance	$(1,950)	$(448)

Concentration of Credit Risk
The Company maintains cash and cash equivalents in deposit accounts at financial institutions that, at times, may significantly exceed federally insured limits. Historically, the Company has not experienced any losses related to such accounts. The Company’s non-interest bearing cash balances at December 31, 2023 and 2022 were fully insured up to $250,000 per depositor at each financial institution. Balances held at the institutions may significantly exceed federally insured limits.
Financial instruments, which potentially subject the Company to concentrations of credit risk, include trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers, generally does not require collateral and considers the credit risk profile of the customer from which the receivable is due in further evaluating collection risk. The Company maintains allowances for possible losses which, when realized, have been within the range of management’s expectations. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for product purchased, it would have a material adverse effect on the Company’s financial condition and results of consolidated operations. Customers that accounted for 10% or greater of accounts receivable, net as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Customer A	26%	22%
Customer B	11%	12%
Customer C	17%	*
Customer D	12%	*
* Accounts Receivable was less than 10%
As of December 31, 2023 and 2022, no customers accounted for more than 10% of revenue. As of December 31, 2021, three customers accounted for equal to or greater than 10% of total revenue, totaling 10%, 11% and 14%, respectively. The revenue from these customers is associated with the Connected Machines and Accessories and Materials segments.
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
We rely on single source, or a small number of suppliers. For the years ended December 31, 2023, 2022, and 2021, the Company’s top two vendors accounted for approximately 59%, 61%, and 76% of total finished goods purchases, respectively.
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
Cloud Computing Arrangement Implementation Costs
The Company incurs costs to implement cloud computing arrangements that are hosted by third-party vendors. Implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized primarily as general and administrative expense within the consolidated statements of operations. To date, these costs primarily relate to new website hosting services. During the years ended December 31, 2023, 2022, and 2021, the Company recorded amortization expense of $1.0 million, $0.7 million, and $0.1 million respectively, for these implementation costs. Gross capitalized costs were $2.2 million and $2.2 million as of December 31, 2023 and 2022, respectively, with accumulated amortization of $1.8 million and $0.8 million, respectively. Capitalized costs are reported as a component of other assets on the Company's consolidated balance sheets.
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
Impairment of Long-lived Assets
The Company assesses potential impairments to its long-lived assets, including intangible assets subject to amortization, on an annual basis or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company regularly evaluates whether events or circumstances have occurred that indicate possible impairment and relies on a number of factors, including results of operations, business plans, economic projections and anticipated future cash flows. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to the consolidated statement of operations. During the years ended December 31, 2023, 2022, and 2021, the Company recorded no impairments relating to amortized intangible assets. During the years ended December 31, 2023 and 2022, the Company recorded an impairment charge of $10.0 million and $2.9 million, respectively, primarily related to computer software and software development costs and manufacturing tools and equipment from products that the Company no longer plans to commercialize. These impairment charges were recorded primarily within general and administrative expense in the consolidated statements of operations. During the year ended December 31, 2021, the Company recorded no impairments of property and equipment. See Note 6.
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, and accounts payable. At December 31, 2023, and 2022, the carrying amounts of cash, accounts receivable, and accounts payable approximate fair values because of the short-term nature of these instruments.
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
The Company’s non-financial assets and liabilities, which include intangible assets and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment, based upon a comparison of the non-financial instrument’s fair value to its carrying value, an impairment is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. The inputs for fair value calculations of intangible assets and property and equipment, are based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows that are not observable from the market, directly or indirectly. The key variables that drive the discounted cash flow analysis are estimated revenue growth rates, levels of profitability, the terminal value growth rate assumptions and the weighted average cost of capital rate applied, among others.
No long-lived assets were measured at fair value on a recurring basis as of December 31, 2023 and 2022.
Money market funds are highly liquid investments and are actively traded. The pricing information for these assets is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. Marketable securities which include U.S. Treasury securities are valued using observable inputs from similar assets, or from observable data in markets that are not active; these assets are classified as Level 2 of the fair value hierarchy. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. There were no liabilities measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 other than liability classified stock-based awards discussed in Note 12.
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
Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, volume rebates and customer rebates or discounts. The estimates of variable consideration are based on historical return experience, historical and projected sales data and current contract terms.
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
Connected Machines
Connected machines include the Cricut Joy, Cricut Explore, Cricut Maker and Cricut Venture machine architectures. Payment by traditional brick-and-mortar retail partners, including their online channels, is due under customary fixed payment terms. Payment for sale of products online through the online channel at cricut.com is collected at point of sale in advance of shipping the products. The Company’s contracts with customers for a connected machine contain multiple promises that include hardware, software, unspecified future upgrades and enhancements related to the software and access to the Company’s cloud-based services. Determining whether the hardware, software, unspecified future upgrades, enhancements and cloud-based services are considered distinct performance obligations requires significant judgment. The Company’s software used to design, cut and complete projects can be accessed offline or with the cloud-based services at no charge. When accessed with the cloud-based services, users are also able to sync projects across various devices. The connected machines are not able to function without the software, inclusive of firmware and the downloadable software. Together the hardware and software are inputs into providing the essential functionality of the connected machines and are accounted for as a single performance obligation. Revenue is recognized for the single performance obligation of hardware with essential software at a point-in-time when control is transferred, which is either upon shipment or delivery of goods, in accordance with the terms of each contract with the customer.
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
Customer Rebates
The Company recognizes revenue at the net sales price, which at times includes certain contractual discounts or estimates for variable consideration related to customer rebates with our key brick-and-mortar and online retail partners. These promotional programs are designed to enhance the sale of the Company’s products and consist of incentives to the Company’s customers. The promotional programs include advertising and product damage allowances, volume/growth and business development incentives and point-of-sale support. The Company estimates certain customer rebates using either the expected value method or most likely amount, based upon the nature of the incentive. Sales are reduced by the cost of these promotional and rebate programs and the Company records a related customer rebate liability in its consolidated balance sheets at the date of the transaction. Certain customer rebate programs are estimates at period end due to the nature of the incentives or expected and yet-to-be announced incentive programs that apply to current period revenue transactions. These estimates are based on the Company’s incentive program experience, historical and projected sales data and current contractual terms. The remaining portion of this liability is based on contractual amounts and does not require estimation.

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
Changes in the reserve for sales refunds were as follows:

	December 31,
	2023	2022
(in thousands)
Balance at beginning of period	$7,273	$7,826
Additions that reduced net revenue	9,757	18,977
Deductions from reserves for current year returns	(13,763)	(19,530)
Balance at end of period	$3,267	$7,273
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
Changes in the reserve for product warranties were as follows:

	December 31,
	2023	2022
(in thousands)
Balance at beginning of period	$2,484	$2,398
Additions charged to cost of revenue	4,163	8,146
Repairs and replacement costs incurred	(4,835)	(8,060)
Balance at end of period	$1,812	$2,484
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
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2023, 2022 and 2021, interest or penalties related to income tax matters included in the provision for income taxes have not been material.
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
The Company estimates the fair value of stock option awards with time-based or performance-based vesting provisions using the Black-Scholes method. For restricted stock units, the fair value is based on the closing price of our common stock on the grant date. The fair value of awards subject to market conditions prior to the Corporate Reorganization was estimated using a Monte Carlo Simulation. The determination of the grant date fair value of the awards issued is affected by a number of variables, including the fair value of the underlying shares or units, the expected price volatility over the expected life of the awards, the expected term of the award, risk-free interest rates, the expected dividend yield of the underlying shares or units and the likelihood of termination.
The Company has limited publicly available stock information and therefore, used the historical volatility of the stock price of similar publicly traded peer companies prior to its IPO in March 2021, and the historical volatility of the Company's stock price or a blended average of average historical stock volatilities of peer companies and historical volatility of the Company's stock price for valuations subsequent to the IPO. The Company estimates the expected term using the simplified method for “plain vanilla” stock option awards or based on the expected time to a liquidation event or other transaction that would result in settlement of other awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield is 0.0% as the Company does not anticipate paying dividends, and the Company and its former parent, Cricut Holdings, have not paid dividends other than special dividends declared in 2020, 2022 and 2023, and the Company does not expect to pay regular dividends in the future. See Note 11 for further discussion of the Company’s dividends. Likelihood of termination for the Monte Carlo Simulation was estimated based upon both historical turnover and anticipated turnover based upon Company or market pressures.
Prior to the Corporate Reorganization in March 2021, the Company’s former parent Cricut Holdings issued stock-based awards to employees of the Company. As the awards were issued by Cricut Holdings, the Company recorded a capital contribution from Cricut Holdings commensurate with the amount of compensation expense recognized in relation to the awards.
Incentive unit equivalents (phantom units) granted by Cricut Holdings prior to the Corporate Reorganization in March 2021 to the Company’s employees entitled the recipient to future compensation based upon satisfaction of service conditions and were liability classified. The amount of compensation was determined by the change in the underlying value of Cricut Holdings common units. Since the awards also had a market condition, the Company recorded stock-based compensation expense over the requisite service period using the graded vesting method. The incentive unit equivalent awards were recorded at fair value and re-measured at fair value at each reporting period during the period from the date of grant through the settlement date. The impact of fair value re-measurement was recognized as compensation cost over the requisite service period.
Shipping and Handling Revenue and Expenses
Shipping and handling revenue for orders placed by customers is recognized at the time of the sale. Shipping and handling expenses incurred by the Company related to these sales are considered fulfillment costs and reported as costs of revenue at the time of the sale.
Advertising Costs
The Company incurs advertising costs associated with print, digital and other related broadcast advertisements. Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2023, 2022 and 2021 was $32.2 million, $34.2 million, and $45.1 million respectively. Advertising costs include expenditures for shared advertising costs that the Company incurs under its co-operative advertising programs to the extent the fair value of the distinct good or service can reasonably be estimated.
Research and Development (“R&D”)
R&D expense consists of costs associated primarily with engineering, product development, quality assurance, service fees incurred by contracting with vendors and allocated overhead costs. R&D costs are expensed as incurred.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses, and is effective for fiscal years beginning after December 15, 2023 on a retrospective basis. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
In December, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. Public business entities must apply the ASU’s guidance to annual periods beginning after December 15, 2024 (2025 for calendar-year-end Public business entities). The Company is currently evaluating the impact of this standard on the consolidated financial statements.
3.Revenue and Deferred Revenue
Deferred revenue relates to performance obligations for which payments have been received from the customer prior to revenue recognition. Deferred revenue primarily consists of deferred subscription-based services. Deferred revenue also includes amounts allocated from the sale of a connected machine to the unspecified upgrades and enhancements and the Company’s cloud-based services. Contract costs consist of amounts paid to obtain contracts with customers in connection with sales of subscriptions through third-party apps. Contract costs are amortized over the subscription term. During the twelve months ended December 31, 2023, the Company capitalized $1.7 million of contract costs, and as of December 31, 2023 the unamortized balance was $0.9 million, included in prepaid and other current assets on our consolidated balance sheets. There were no capitalized costs during the year ended December 31, 2022. The Company has recognized no contract assets for any of the periods presented.
The following table summarizes the changes in the deferred revenue balance for the periods indicated:

	December 31,
	2023	2022	2021
(in thousands)
Deferred revenue, beginning of period	$38,658	$35,405	$26,276
Recognition of revenue for amounts included in beginning of period deferred revenue	(34,869)	(30,547)	(23,518)
Revenue deferred, net of revenue recognized on contracts in the respective period	39,446	33,800	32,647
Deferred revenue, end of period	$43,235	$38,658	$35,405
As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the deferred revenue balance.
The Company expects the following recognition of deferred revenue as of December 31, 2023:

		Year Ended December 31,
	2024	2025	2026	Total
(in thousands)
Revenue expected to be recognized	$40,304	$2,171	$760	$43,235
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 19.
Revenue recognized during the years ended December 31, 2023, 2022, and 2021, related to performance obligations satisfied or partially satisfied in prior periods was $3.2 million, $1.7 million and $2.3 million, respectively.
The following table presents the total revenue by geography based on the ship-to address for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
(in thousands)
North America	$609,933	$743,962	$1,157,679
International	155,214	142,334	148,548
Total revenue	$765,147	$886,296	$1,306,227
North America revenue consists of revenues from the United States and Canada. United States represents 95%, 95%, and 96% of North America revenue for the years ended December 31, 2023, 2022, and 2021, respectively.

4.Cash, Cash Equivalents, and Financial Instruments
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of December 31, 2023:

	As of December 31, 2023
	Adjusted Cost	Allowance for Credit Losses	Total Unrealized Gains	Total Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$44,809	$—	$—	$—	$44,809	$44,809	$—
Level 1:
Money market funds	97,378	—	—	—	97,378	97,378	—
Subtotal	97,378	—	—	—	97,378	97,378	—
Level 2:
U.S. treasury securities	102,411	—	541	—	102,952	—	102,952
Subtotal	102,411	—	541	—	102,952	—	102,952
Total	$244,598	$—	$541	$—	$245,139	$142,187	$102,952

The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of December 31, 2022:

	As of December 31, 2022
	Adjusted Cost	Allowance for Credit Losses	Total Unrealized Gains	Total Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$155,459	$—	$—	$—	$155,459	$155,459	$—
Level 1:
Money market funds	69,484	—	—	—	69,484	69,484	—
Subtotal	69,484	—	—	—	69,484	69,484	—
Level 2:
U.S. treasury securities	74,659	—	—	(403)	74,256	—	74,256
Subtotal	74,659	—	—	(403)	74,256	—	74,256
Total	$299,602	$—	$—	$(403)	$299,199	$224,943	$74,256
Marketable securities held as of December 31, 2023 generally mature over the next 9 months.
The Company evaluates whether the decline in fair value of the available-for-sale securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, we determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non credit-related factors. Accordingly, we determined that an allowance for credit losses was unnecessary as of December 31, 2022.

5.Inventories
Inventories are comprised of the following:

	December 31,
	2023	2022
(in thousands)
Raw materials	$44,935	$40,911
Finished goods	286,988	368,644
Total inventories	$331,923	$409,555
Less: reserves	(54,416)	(28,087)
Total inventories, net	$277,507	$381,468
Inventories current	$244,469	$351,682
Inventories non-current (included in Other assets)	$33,038	$29,786
As of the years ended December 31, 2023 and 2022, the Company had $0.1 million and $4.5 million in finished goods for connected machines that were undergoing rework prior to being in a sellable condition. The Company’s recorded inventory reserves as of December 31, 2023 consisted of $4.6 million related to excess connected machine inventory that the Company does not expect to sell, $46.5 million related to excess accessories and materials inventory, and $3.3 million related to raw material components. Amounts charged to the reserve account are recorded primarily in cost of revenues.

6. Property and Equipment
The composition of property and equipment is as follows:

	December 31,
	2023	2022
(in thousands)
Computer software, software development costs and equipment	$106,602	$86,929
Furniture and fixtures	2,928	2,941
Leasehold improvements	5,070	5,057
Manufacturing tools and equipment	34,350	35,396
Assets under construction	1,504	13,134
Total cost of property and equipment	150,454	143,457
Less: accumulated depreciation	(102,840)	(80,050)
Property and equipment, net	$47,614	$63,407
During the twelve months ended December 31, 2023, the Company recorded an impairment charge of $10.0 million, including $4.2 million for computer software and software development costs and $5.8 million for manufacturing tools and equipment from products the Company no longer plans to commercialize. These impairment charges were recorded primarily within general and administrative expense in the consolidated statements of operations.
Total depreciation and amortization expense for the years ended December 31, 2023, 2022 and 2021 was $29.0 million, $25.9 million and $18.3 million, respectively.
Amortization of computer software, software development costs and equipment for the years ended December 31, 2023, 2022 and 2021 was $20.1 million, $16.8 million and $12.2 million, respectively.
Property and equipment, along with all other Company assets are pledged as collateral on the Credit Agreement (see Note 9).

7.Intangible Assets, Net
The following is a summary of the Company’s intangible assets:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net
(in thousands)
Trade names and trademarks	$42,301	$(42,301)	$—
Total intangible asset	$42,301	$(42,301)	$—

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net
(in thousands)
Trade names and trademarks	$42,301	$(41,541)	$760
Total intangible asset	$42,301	$(41,541)	$760
The Company’s trade names and trademarks have useful lives ranging from 11 to 15 years. Amortization was expensed on a straight-line basis for all intangible assets, as this was the Company’s best estimate of the period of economic benefit.
Amortization expense of intangible assets totaled $0.8 million for each of the years ended December 31, 2023, 2022 and 2021, respectively.
8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2023	2022
(in thousands)
Customer rebates	$30,479	$35,552
Other accrued liabilities and other current liabilities	41,454	34,223
Total accrued expenses	$71,933	$69,775
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
The Company accounted for the Credit Agreement as a modification of the 2020 Credit Agreement in accordance with ASC 470-50 Modification and Extinguishments. In connection with the Credit Agreement, the Company incurred and capitalized $1.3 million of debt issuance costs in addition to $0.3 million of existing unamortized debt issuance costs with the 2020 Credit Agreement which remained deferred, resulting a total deferral of debt issuance costs of $1.6 million as of the date of the Credit Agreement. As of December 31, 2023 and 2022, total unamortized debt issuance costs were $1.2 million and $1.5 million, respectively.
The Credit Agreement is collateralized by substantially all of the Company’s assets and contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for loans of this nature. In particular, the Credit Agreement will not permit the leverage ratio to be greater than 3.0 to 1.0, measured on the last day of any fiscal quarter. In addition, the Credit Agreement will not permit the interest coverage ratio to be less than 3.0 to 1.0, for any period of four consecutive quarters, measured on the last day of any fiscal quarter. Management has determined that the Company was in compliance with all financial and non-financial debt covenants as of December 31, 2023. As of December 31, 2023, no amount was outstanding under the Credit Agreement and available borrowings were $300.0 million
Generally, borrowings under the Credit Agreement bear interest at a rate based on an alternative base rate (“ABR”), plus, in each case, an applicable margin. The applicable margin will range from (a) borrowings bearing interest at the ABR 2.00%, and (b) borrowings bearing interest at the Adjusted Term Secured Overnight Financing Rate, the Adjusted Australian Dollar Rate, the Adjusted Canadian Dollar Offered Rate or the Adjusted New Zealand Dollar Rate, as applicable for the interest period in effect for such borrowing plus the applicable rate.
10.Income Taxes
The Company’s income before income taxes of $79.8 million, $82.0 million, and $192.4 million during the years ended December 31, 2023, 2022, and 2021, respectively, consisted of $78.4 million, $81.0 million, and $191.5 million of income earned in the United States. The remaining amount was earned in foreign jurisdictions.
The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021

Income tax provision at statutory rate	21.0%	21.0%	21.0%
State taxes, net	4.8	5.6	4.7
Stock-based compensation	8.2	7.1	2.1
Foreign derived intangible income deduction	(2.5)	(3.2)	(1.4)
Tax credits	(5.0)	(8.7)	(2.9)
Return to provision adjustments	1.4	1.5	2.3
Uncertain tax positions	2.6	—	—
Other	2.3	2.7	1.2
Total provision for income taxes	32.8%	26.0%	27.0%
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

	December 31,
	2023	2022
(in thousands)
Deferred tax assets:
Inventories	$10,888	$5,694
Lease liability	3,434	4,799
Accounts receivable	481	115
Sales refund liability	806	1,866
Deferred revenue	723	972
Stock-based compensation	6,724	5,903
Amortization	212	36
Capitalized research expenditures	18,434	15,567
Net operating loss carryforwards	86	122
Capital loss carryforwards	110	114
Tax credits	2,937	2,286
Other	1,459	1,145
Total deferred tax assets	46,294	38,619
Deferred tax liabilities:
Depreciation and amortization	(8,483)	(10,587)
ROU lease asset	(2,988)	(4,213)
Total deferred tax liabilities	(11,471)	(14,800)
Net deferred tax assets	$34,823	$23,819

	Year Ended December 31,
	2023	2022	2021
(in thousands)
Current:
Federal	$32,140	$29,741	$44,093
State	4,695	11,928	7,780
Foreign	549	107	162
Total current	37,384	41,776	52,035
Deferred:
Federal	(9,561)	(15,169)	(23)
State	(1,713)	(5,316)	(137)
Foreign	37	24	25
Total deferred	(11,237)	(20,461)	(135)
Income tax provision	$26,147	$21,315	$51,900
There are immaterial foreign net operating loss carryforwards set to expire in 2026. The Company establishes valuation allowances if it is more likely than not that deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the net operating loss deferred tax asset and other net deferred tax assets recorded in our consolidated financial statements. Accordingly, the Company has not recorded a valuation allowance against net deferred tax assets for the years ended December 31, 2023 and 2022.
As of December 31, 2023, the Company has not recorded incremental income taxes for outside basis differences in our investments in foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. The undistributed earnings of the Company’s foreign subsidiaries that meet the indefinite reversal criteria amounted to $1.1 million.

As of December 31, 2023, 2022, and 2021, $7.8 million, $4.1 million and $2.8 million, respectively, of unrecognized tax benefits would affect our effective tax rate if recognized. The total balance of unrecognized gross tax benefits for the years ended December 31, 2023 and 2022, resulted primarily from research and development credits, foreign derived intangible income differences and inventory basis differences. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022	2021
(in thousands)
Unrecognized tax benefits at beginning of year	$3,988	$2,379	$3,318
Reductions based on prior year tax positions	(159)	(227)	—
Additions based on prior year tax provisions	2,691	296	593
Additions based on current year tax provisions	996	1,787	1,431
Reductions due to tax authorities’ settlements	—	—	(2,824)
Reductions due to expirations of statutes of limitation	(368)	(247)	(139)
Unrecognized tax benefits at end of year	$7,148	$3,988	$2,379
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2023 and 2022, interest or penalties related to income tax matters included in the provision for income taxes have not been material.
In January 2021, the IRS completed its examination of the Company’s 2017 tax year. No material adjustments resulted from this examination. The Company is subject to U.S. federal and state income tax examination for tax years 2016 and forward.
11.Capital Structure
In connection with the Corporate Reorganization prior to the IPO, the Company filed an amended and restated certification of incorporation which authorized 100,000,000 shares of preferred stock, par value $0.001 per share, and 1,250,000,000 shares of common stock, par value $0.001 per share, which was divided between two series Class A common stock and Class B common stock. All previously outstanding common stock was reclassified as Class B common stock. During the year ended December 31, 2023, 9,214,127 shares of Class B common stock were converted to Class A common stock. As of December 31, 2023, the Company had 1,000,000,000 shares of Class A common stock and 250,000,000 shares of Class B common stock authorized and 51,414,599 shares of Class A common stock and 166,501,114 shares of Class B common stock issued and outstanding. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock.
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
During the years ended December 31, 2023 and 2022, the Company repurchased and retired 2,548,893 and 2,349,581 shares of our Class A common stock, respectively, for $20.3 million and $18.5 million, respectively, under this program.
Dividends
On May 18, 2023, the Company declared a special dividend of $1.00 per share on its Class A and Class B common stock, payable on July 17, 2023 to shareholders of record as of July 3, 2023. As part of the dividend, and pursuant to the underlying award agreements, holders of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) received dividend equivalents of $1.00 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $234.6 million was to be satisfied in cash of $219.8 million payable to holders of Class A and Class B common stock with the remaining

$14.8 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures.
On December 21, 2022, the Company declared a special dividend of $0.35 per share on its Class A and Class B common stock, payable on February 15, 2023 to shareholders of record as of February 1, 2023. As part of the dividend, and pursuant to the underlying award agreements, holders of RSU and PRSUs received a dividend equivalent of $0.35 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $81.4 million was to be satisfied in cash of $76.9 million payable to holders of Class A and Class B common stock with the remaining $4.5 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures.
During the twelve months ended December 31, 2023, an aggregate of $294.1 million was paid in cash, and $19.2 million was satisfied in the form of dividend equivalents to RSU or PRSU holders.
Dividends payable includes dividends declared but not yet paid and prior dividends on unvested shares of Class A common stock payable upon future vesting. $0.2 million of the cash dividend is classified as non-current and presented in other non-current liabilities on the consolidated balance sheets due to vesting conditions.
12.Stock-Based Compensation
Stock-based Compensation Cost
The following table shows the stock-based compensation cost by award type for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
(in thousands)
Equity-classified awards
Restricted stock units	$41,094	$32,442	$14,149
Stock options	2,388	3,579	6,406
Class B common stock	6,504	9,321	15,200
Liability-classified awards	44	(54)	6,447
Total stock-based compensation	$50,030	$45,288	$42,202
The following table sets forth the total stock-based compensation cost included in the Company’s consolidated statements of operations and comprehensive income or capitalized to assets for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
(in thousands)
Cost of revenue
Connected machines	$700	$288	$34
Subscriptions	926	443	219
Accessories and materials	805	199	—
Total cost of revenue	2,431	930	253
Research and development	18,169	17,713	15,782
Sales and marketing	12,740	12,603	13,814
General and administrative	13,986	9,875	8,225
Total stock-based compensation expense	$47,326	$41,121	$38,074
Capitalized for software development costs	1,960	2,321	1,607
Capitalized to inventory	744	1,846	2,521
Total stock-based compensation	$50,030	$45,288	$42,202
As of December 31, 2023, there was $94.2 million of unrecognized stock-based compensation cost related to service-based awards, which is expected to be recognized over a weighted-average period of 2.3 years. The total unrecognized compensation expense related to unvested PRSUs that are not probable of vesting was

$157.8 million as of December 31, 2023. The tax benefit from stock-based compensation cost during the years ended December 31, 2023, 2022 and 2021, was $9.3 million, $8.2 million, and $5.8 million, respectively.
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
2021 Equity Incentive Plan
In March 2021, the Company’s 2021 Equity Incentive Plan became effective. The 2021 Equity Incentive Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. Outstanding restricted stock units and performance units are entitled to dividend equivalents in the form of additional unvested restricted stock units or unvested performance units equal in value to the amount of any declared dividend based on the closing price of the Company’s class A stock on the dividend payment date. Dividend equivalents are forfeited if the underlying award does not vest. As of December 31, 2023, 41,467,020 shares of Class A common stock were reserved for issuance under this plan including shares reserved for previously granted awards discussed below as well as shares reserved for issuance of future awards under the plan.

A summary of the Company’s RSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (per share)

Outstanding at December 31, 2022	6,364,022	$18.06
Granted	4,342,919	$10.42
Dividend equivalent grants	594,486	$—
Vested	(1,997,154)	$18.77
Forfeited/cancelled	(410,442)	$14.49
Outstanding at December 31, 2023	8,893,831	$14.38
The total fair value of RSUs vested as of the vesting dates during the years ended December 31, 2023, 2022 and 2021, was $17.1 million, $13.0 million, and $6.1 million, respectively.
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
A summary of the Company’s PRSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of PRSUs (a)	Weighted- Average Grant Date Fair Value (per share)

Outstanding at December 31, 2022	6,295,000	$23.32
Dividend equivalent grants	710,033	$—
Forfeited / cancelled	(239,032)	$23.37
Outstanding at December 31, 2023	6,766,001	$23.32
a.Represents the maximum number of PRSUs assuming all performance targets are achieved.
The expense recognized each period for these PRSUs is primarily dependent upon the Company’s estimate of the probability of achieving the performance targets during the performance period. At December 31, 2023, the Company determined it was not probable any performance conditions would be achieved, so no stock-based compensation has been recorded for these PRSUs during the years ended December 31, 2023 and 2022.
Options under the 2021 Equity Incentive Plan have a contractual term of 10 years. The exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of the shares on the date of grant.

A summary of the Company’s stock option activity under the 2021 Equity Incentive Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2022	3,142,911	$20.00	4.6	$—
Forfeited/cancelled	(143,826)	20.00
Outstanding and expected to vest at December 31, 2023	2,999,085	$18.65	3.5	$—
Vested and exercisable at December 31, 2023	2,526,813	$18.65	3.4	$—

For the years ended December 31, 2023 and 2022, no options were granted and the total intrinsic value of options exercised was immaterial. The weighted-average grant date fair value of options granted during the year ended December 31, 2021 was $8.79 per share and the total intrinsic value of options exercised was $0.1 million. The Company used the following weighted-average assumptions in determining the grant date fair value of options granted:

Year Ended December 31, 2021

Expected volatility	51.6%
Risk-free interest rate	0.8%
Expected term (in years)	4.9
Expected dividend	—%

In connection with the Corporate Reorganization, certain employees received restricted stock unit equivalents (“RSU equivalents”). Upon vesting, these awards are settled for a cash payment equal to the intrinsic value of the award on the date of the Corporate Reorganization plus the difference between the Company’s stock price on the vesting date less the base price specified at the time of the grant. If the base price exceeds the Company’s stock price on the vesting date, the stock-based award is considered cancelled. Due to the cash settlement feature, these awards are liability classified awards and require initial and subsequent measurement at fair value. As of December 31, 2023, the total recognized liability for the unvested awards was not material. A summary of the RSU equivalent activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSU Equivalents	Weighted- Average Base Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2022	4,846	$15.87	$86
Granted	3,500	$—
Vested	(2,173)	$—
Forfeited/cancelled	—	$—
Outstanding at December 31, 2023	6,173	$11.52	$38
Unvested Class B Common Stock
The Company’s unvested Class B common stock resulted from the Corporate Reorganization and is not part of the 2021 Equity Incentive Plan. Dividends declared on unvested Class B common stock are subject to vesting and are forfeited if the underlying stock does not vest. Activity related to Class B common stock subject to future vesting for the year ended December 31, 2023 is as follows:

	Number of Unvested Shares	Weighted- Average Grant Date Fair Value (per share)

Outstanding at December 31, 2022	4,655,214	$20.00
Vested	(2,680,986)	$20.00
Forfeited / Cancelled	(317,549)	$20.00
Outstanding at December 31, 2023	1,656,679	$20.00
The total fair value of Class B common stock vested as of the vesting dates during the years ended December 31, 2023, 2022 and 2021, was $27.1 million, $73.9 million, and $69.7 million, respectively.

Options to Purchase Class B Common Stock
The Company’s options to purchase Class B common stock resulted from the Corporate Reorganization and are not part of the 2021 Equity Incentive Plan. A summary of the Company stock option activity for the options to purchase shares of Class B common stock is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2022	358,000	$9.04	2.8	$82
Exercised	(40,575)	$9.04
Forfeited / Cancelled	(58,000)	$8.80
Outstanding at December 31, 2023	259,425	$7.69	1.9	$—
Vested at December 31, 2023	259,425	$7.69	1.9	$—
The weighted-average grant date fair value of options to purchase Class B common stock during the year ended December 31, 2021 was $13.42 per share based on the following weighted-average assumptions:

Year Ended December 31, 2021

Expected volatility	51.4%
Risk-free interest rate	0.8%
Expected term (in years)	5.5
Expected dividend	—%
2021 Employee Stock Purchase Plan
In March 2021, the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”) became effective. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of December 31, 2023, 4,000,000 shares of our Class A common stock were available for sale under the 2021 ESPP.
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
Equity Classified Units
The Company’s former parent, Cricut Holdings, granted CIUs to employees of the Company. These awards vested 25% annually over four years of service. The Company’s former parent also granted a performance-based incentive unit, which are discussed later. These awards are collectively referred to as equity classified incentive units. Once vested, all equity classified incentive units remained outstanding until the liquidation of Cricut Holdings or until repurchased by Cricut Holdings. Upon the liquidation of Cricut Holdings all outstanding awards were settled or modified as described above. Accordingly, no CIUs were granted during the years ended December 31, 2023 and 2022.
The weighted-average grant date fair value of equity classified incentive units granted during the year ended December 31, 2021 was $9.06. The total intrinsic value of equity classified incentive units exercised during the year ended December 31, 2021 was nil. The total fair value of equity classified incentive units vested during the year ended December 31, 2021 was $3.2 million.

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
The weighted-average grant date fair value of options granted during the year ended December 31, 2021 was $4.45 per share, and were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the periods indicated:

Years Ended December 31.
2021

Fair value of common unit	$8.99
Expected life (in years)	5.0
Expected volatility	50.9%
Risk-free rate	0.6%
Expected dividend yield	—%
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
The weighted-average grant date fair value of liability classified incentive units granted during the year ended December 31, 2021 was $8.19.
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
13.Commitments and Contingencies
Litigation
The Company is subject to certain outside claims and litigation, as well as regulatory disputes, audits, government inquiries and other proceedings, arising in the ordinary course of business. Management is not aware of any contingencies which it believes will have a material effect on its financial position, results of operations or liquidity.
Self-Insurance Liabilities
Starting in 2022, the Company began to self-insure for certain employee medical benefits. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The liabilities include amounts for actual claims and claims incurred but not reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in actual liabilities being more or less than the amounts currently recorded. As of December 31, 2023 and 2022 we have accrued $0.8 million and $0.7 million, respectively, for employee medical claims. Such amounts are included in accrued expenses and other current liabilities on our consolidated balance sheets.
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
The Company has determined its leases should be classified as operating leases. Variable lease costs are comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and are classified as lease cost due to the Company's election to not separate lease and non-lease components. For the years ended December 31, 2023, 2022 and 2021, the Company incurred operating lease costs of $5.4 million, $5.5 million and $4.7 million, respectively, and variable lease costs of $0.4 million, $0.5 million and $0.5 million, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2023, 2022 and 2021 was $5.9 million, $5.8 million and $5.1 million, respectively, and was included in net cash used in operating activities in the Company's consolidated statements of cash flows.

As of December 31, 2023, the maturities of the Company's operating lease liabilities were as follows:

Operating Leases
(in thousands)
2024	$5,566
2025	4,351
2026	3,899
2027	967
Total lease payments	$14,783
Less: imputed interest	$(615)
Present value of operating lease liabilities	$14,168
Operating lease liabilities, current	$5,230
Operating lease liabilities, non-current	$8,938
The weighted average remaining operating lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	As of December 31, 2023	As of December 31, 2022
Weighted-average remaining lease term of operating leases	2.9 years	3.7 years
Weighted-average discount rate of operating leases	2.5%	2.6%
15.Related Party Transactions
For the year ended December 31, 2021 the Company received $0.2 million of capital contributions from Cricut Holdings, as a result of additional common units issued by Cricut Holdings at the estimated fair value of the underlying units. The equity offering was purchased by a subset of then current common unit holders of Cricut Holdings and employees of the Company. For the years ended December 31, 2023 and 2022, the Company received zero capital contributions.
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
16.Restructuring
During the year ended December 31, 2023, the Company undertook a restructuring plan to improve efficiency and streamline operations. The Company recognized $1.2 million of severance costs which was primarily settled within the three months ended March 31, 2023. Of this amount, $0.7 million, $0.3 million, and $0.2 million, were recorded within research and development, selling and marketing, and general and administrative expense, respectively.

17.Employee Benefit Plan
The Company sponsors a 401(k) plan for the benefit of its employees who have attained at least 18 Years of age. The Company matches 50% of the first 12% of an employee’s salary contributed to the plan on the first day of the month following their hire date. The Company contributed $2.5 million during both the years ended December 31, 2023 and 2022, respectively, and $2.4 million in the year ended December 31, 2021.

18.Net Income Per Share
The computation of net income per share is as follows:

	Year Ended December 31,
	2023	2022	2021
(in thousands, except share and per share amounts)
Basic earnings per share:
Net income	$53,636	$60,666	$140,473
Shares used in computation:
Weighted-average common shares outstanding, basic	216,892,525	214,458,284	208,833,827
Earnings per share, basic	$0.25	$0.28	$0.67

Diluted earnings per share:
Net income	$53,636	$60,666	$140,473
Shares used in computation:
Weighted-average common shares outstanding, basic	216,892,525	214,458,284	208,833,827
Weighted-average effect of potentially dilutive securities:
Unvested common stock subject to forfeiture	1,840,180	5,621,136	9,132,579
Employee stock options	48,889	23,100	717,772
Restricted stock units	940,469	486,269	1,073,093
Underwriters’ option to purchase additional shares	—	—	18,798
Diluted weighted-average common shares outstanding	219,722,063	220,588,789	219,776,069
Diluted earnings per share	$0.24	$0.28	$0.64
The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2023	2022	2021

Employee stock options	2,999,085	3,142,911	—
Restricted stock units	4,435,957	5,742,284	786,500
Unvested Class B common stock subject to forfeiture	415,402	831,952	—
19.Segment Information
The Company applies ASC Topic 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company’s operating segments are generally organized by the type of product or service offered. Similar operating segments have been aggregated into three reportable segments: Connected Machines, Subscriptions and Accessories and Materials. Segment information is presented in the same manner that the Company’s Chief Operating Decision Maker (“CODM”) reviews the results of operations in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of the years ended December 31, 2023 and 2022, long-lived assets located outside the United States, primarily located in Malaysia and China, were $8.7 million and $20.3 million.

The Connected Machines segment derives revenue from the sale of its connected machine hardware and related essential software. The Subscriptions segment derives revenue primarily from monthly and annual subscription fees and a portion of revenue allocated to unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services. The Accessories and Materials segment primarily consists of craft, DIY, home décor products and heat presses including the Cricut EasyPress, Cricut Mug Press, and Cricut Autopress . There are no revenue transactions between the Company’s segments.

Key financial performance measures of the segments including revenue, cost of revenue and gross profit are as follows:

	Year Ended December 31,
	2023	2022	2021
(in thousands)
Connected Machines:
Revenue	$198,312	$252,563	$548,205
Cost of revenue	172,571	244,260	484,025
Gross profit	$25,741	$8,303	$64,180

Subscriptions:
Revenue	$303,989	$272,344	$205,858
Cost of revenue	32,346	26,375	21,961
Gross profit	$271,643	$245,969	$183,897

Accessories and Materials:
Revenue	$262,846	$361,389	$552,164
Cost of revenue	216,937	265,768	342,791
Gross profit	$45,909	$95,621	$209,373

Consolidated:
Revenue	$765,147	$886,296	$1,306,227
Cost of revenue	421,854	536,403	848,777
Gross profit	$343,293	$349,893	$457,450
20.Subsequent Events
In January 2024, the Company revised its operating segments to reflect changes in the way the CODM manages and evaluates the business. Effective in the first quarter ending March 31, 2024, the Company will reduce its reportable segments to two: one Platform segment and one Products segment which combines our Connected Machines and Accessories and Materials businesses.
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
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that its internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Our independent registered public accounting firm, BDO USA, P.C., has issued an audit report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2023, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2023, which were identified in connection with management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following director and officer, as defined in Rule 16a-1(f), terminated a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:
On November 30, 2023, Ashish Arora, our Chief Executive Officer and a member of our Board of Directors, terminated a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,868,516 shares of our Class A common stock. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement was until November 13, 2024, or earlier if all transactions under the trading arrangement are completed.
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
EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant		10-Q	001-40257	3.1	May 13, 2021
3.2	Amended and Restated Bylaws of the registrant		10-Q	001-40257	3.1	May 13, 2021
4.1	Description of Capital Stock		10-K	001-40257	4.1	March 9, 2022
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers		S-1/A	333-253134	10.1+	March 16, 2021
10.2+	Outside Director Compensation Policy.		S-1/A	333-253134	10.2+	March 16, 2021
10.3+	Form of Incentive Unit Award		S-1/A	333-253134	10.3+	March 16, 2021

10.4+	Form of Zero Strike Incentive Unit Award Agreement.	S-1/A	333-253134	10.4+	March 16, 2021
10.5+	Form of Incentive Unit Subscription Agreement.	S-1/A	333-253134	10.5+	March 16, 2021
10.6+	Form of Zero Strike Incentive Unit Subscription Agreement.	S-1/A	333-253134	10.6+	March 16, 2021
10.7+	Form of Announcement of Bonus Award and Bonus Award Agreement.	S-1/A	333-253134	10.7+	March 16, 2021
10.8+	Form of Announcement of Bonus Purchase and Bonus Purchase Agreement.	S-1/A	333-253134	10.8+	March 16, 2021
10.9+	Cricut, Inc. 2021 Equity Incentive Plan and related form agreements.	S-1/A	333-253134	10.9+	March 16, 2021
10.10+	Executive Employment Agreement between the registrant and Ashish Arora, dated as of March 14, 2021.	S-1/A	333-253134	10.10+	March 16, 2021
10.11+	Confirmatory Employment Letter between the registrant and Martin F. Petersen, dated as of March 13, 2021.	S-1/A	333-253134	10.11+	March 16, 2021
10.12+	Confirmatory Employment Letter between the registrant and Donald B. Olsen, dated as of March 13, 2021.	S-1/A	333-253134	10.12+	March 16, 2021
10.13+	Confirmatory Employment Letter between the registrant and Kimball Shill dated as of April 4, 2022	10-Q	001-40257	10.1+	May 11, 2022
10.14+	Separation Agreement and Release between the Company and Martin F. Petersen dated as of September 30, 2022.	10-Q	001-40257	10.2*+	November 9, 2022
10.15	Office Lease, dated as of November 20, 2014, between the registrant and Riverpark Five, LLC.	S-1/A	333-253134	10.14	March 16, 2021
10.16	First Amendment to Office Lease, dated as of January 6, 2017, between the registrant and Riverpark Five, LLC.	S-1/A	333-253134	10.15	March 16, 2021
10.17	Second Amendment to Office Lease, dated as of January 18, 2018, between the registrant and Riverpark Five, LLC.	S-1/A	333-253134	10.16	March 16, 2021
10.18	Amended and Restated Third Amendment to Office Lease, dated as of March 16, 2018, between the registrant and Riverpark Five, LLC.	S-1/A	333-253134	10.17	March 16, 2021
10.19	Fourth Amendment to Office Lease, dated as of December 13, 2021, between the registrant and Riverpark Five, LLC.	10-K	001-40257	10.18	March 9, 2022
10.20	Credit Agreement, dated August 4, 2022, by and among the Company, JPMorgan Chase Bank, N.A, as Administrative Agent, and other lenders party thereto.	10-Q	001-40257	10.1*	August 10, 2022
10.21	Supply Agreement between the registrant and Xiamen Intretech, Inc., dated August 19, 2018.	S-1/A	333-253134	10.19	March 16, 2021
10.22+	Cricut, Inc. 2021 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-253134	10.20+	March 16, 2021
10.23+	Executive Incentive Compensation Plan.	S-1/A	333-253134	10.21+	March 16, 2021
10.24+	Form of Option Agreement.	S-1/A	333-253134	10.22+	March 16, 2021

10.25+	Executive Change in Control and Severance Plan.		S-1/A	333-253134	10.23+	March 16, 2021
21.1	List of subsidiaries of the registrant.		S-1/A	333-253134	21.1	March 16, 2021
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm, as to the registrant.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1	Executive Compensation Recovery Policy	X
101 SCH	XBRL Taxonomy Extension Schema Document.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Taxonomy Extension Definition Linkbase Document.
101 LAB	XBRL Taxonomy Extension Label Linkbase Document.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Cricut, Inc.

Date:	March 5, 2024	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer and Director
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

Date:	March 5, 2024	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 5, 2024	By:		/s/ Kimball Shill
			Name:	Kimball Shill
			Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	March 5, 2024	By:		/s/ Ryan Harmer
			Name:	Ryan Harmer
			Title:	VP of Accounting, Corporate Controller
(Principal Accounting Officer)

Date:	March 5, 2024	By:		/s/ Len Blackwell
			Name:	Len Blackwell
			Title:	Director

Date:	March 5, 2024	By:		/s/ Steven Blasnik
			Name:	Steven Blasnik
			Title:	Director

Date:	March 5, 2024	By:		/s/ Russell Freeman
			Name:	Russell Freeman
			Title:	Director

Date:	March 5, 2024	By:		/s/ Jason Makler
			Name:	Jason Makler
			Title:	Director and Chair of the Board of Directors

Date:	March 5, 2024	By:		/s/ Melissa Reiff
			Name:	Melissa Reiff
			Title:	Director

Date:	March 5, 2024	By:		/s/ Billie Williamson
			Name:	Billie Williamson
			Title:	Director