Form 10-Q
period 2024-03-31
Cricut, Inc.
filed 2024-05-08
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2024, the registrant had 51,394,617 shares of Class A Common Stock, and 165,319,847 shares of Class B Common Stock, outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Cricut, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share )

	As of March 31, 2024	As of December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$178,992	$142,187
Marketable securities	102,703	102,952
Accounts receivable, net	77,597	111,247
Inventories	225,367	244,469
Prepaid expenses and other current assets	11,198	19,114
Total current assets	595,857	619,969
Property and equipment, net	44,616	47,614
Operating lease right-of-use asset	11,076	12,353
Deferred tax assets	39,058	34,823
Other assets	33,104	35,363
Total assets	$723,711	$750,122
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,206	$76,860
Accrued expenses and other current liabilities	58,071	71,933
Deferred revenue, current portion	43,912	40,304
Operating lease liabilities, current portion	4,955	5,230
Dividends payable, current portion	809	2,137
Total current liabilities	152,953	196,464
Operating lease liabilities, net of current portion	7,792	8,938
Deferred revenue, net of current portion	2,721	2,931
Other non-current liabilities	7,673	6,916
Total liabilities	171,139	215,249
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023.	—	—
Common stock, par value $0.001 per share, 1,250,000,000 shares authorized as of March 31, 2024, 216,702,784 shares issued and outstanding as of March 31, 2024; 1,250,000,000 shares authorized as of December 31, 2023, 217,915,713 shares issued and outstanding as of December 31, 2023.	217	218
Additional paid-in capital	504,293	505,864
Retained earnings	48,161	28,514
Accumulated other comprehensive income (loss)	(99)	277
Total stockholders’ equity	552,572	534,873
Total liabilities and stockholders’ equity	$723,711	$750,122

See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue:
Platform	$78,286	$76,241
Products	89,106	104,986
Total revenue	167,392	181,227
Cost of revenue:
Platform	8,759	7,761
Products	67,039	96,800
Total cost of revenue	75,798	104,561
Gross profit	91,594	76,666
Operating expenses:
Research and development	14,853	17,801
Sales and marketing	33,030	29,616
General and administrative	18,506	18,720
Total operating expenses	66,389	66,137
Income from operations	25,205	10,529
Other income (expense):
Interest income	2,418	1,753
Interest expense	(81)	(79)
Other income	748	641
Total other income, net	3,085	2,315
Income before provision for income taxes	28,290	12,844
Provision for income taxes	8,643	3,745
Net income	$19,647	$9,099
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable securities, net of tax	$(288)	$188
Change in foreign currency translation adjustment, net of tax	(88)	18
Comprehensive income	$19,271	$9,305
Earnings per share, basic	$0.09	$0.04
Earnings per share, diluted	$0.09	$0.04
Weighted-average common shares outstanding, basic	215,549,467	215,587,699
Weighted-average common shares outstanding, diluted	216,865,052	218,749,255
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	217,915,713	$218	$505,864	$28,514	$277	$534,873
Net income	—	—	—	19,647	—	19,647
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	548,344	1	(2,324)	—	—	(2,323)
Forfeiture of unvested common stock and dividend equivalents	(64,001)	—	73	—	—	73
Repurchase of common stock	(1,697,272)	(2)	(10,793)	—	—	(10,795)
Stock-based compensation	—	—	11,473	—	—	11,473
Other comprehensive loss	—	—	—	—	(376)	(376)
Balance as of March 31, 2024	216,702,784	$217	$504,293	$48,161	$(99)	$552,572

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	219,656,587	$220	$672,990	$—	$(475)	$672,735
Net income	—	—	—	9,099	—	9,099
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	43,671	—	(169)	—	—	(169)
Forfeiture of unvested common stock and dividend equivalents	(103,906)	—	275	—	—	275
Repurchase of common stock	(346,699)	(1)	(3,243)	—	—	(3,244)
Dividend equivalents issued	—	—	4,366	—	—	4,366
Stock-based compensation	—	—	10,895	—	—	10,895
Other comprehensive income	—	—	—	—	206	206
Balance as of March 31, 2023	219,249,653	$219	$685,114	$9,099	$(269)	$694,163
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$19,647	$9,099
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	7,496	6,888
Bad debt expense	992	1,107
Impairments	—	441
Stock-based compensation	10,757	10,421
Deferred income tax	(4,140)	(3,311)
Non-cash lease expense	1,272	1,238
Unrealized foreign currency loss	605	636
Provision for inventory obsolescence	563	8,477
Other	(739)	(634)
Changes in operating assets and liabilities:
Accounts receivable	32,011	44,416
Inventories	20,849	48,506
Prepaid expenses and other current assets	8,497	8,351
Other assets	259	(466)
Accounts payable	(31,096)	(24,192)
Accrued expenses and other current liabilities and other non-current liabilities	(12,280)	(17,573)
Operating lease liabilities	(1,403)	(1,353)
Deferred revenue	3,398	3,118
Net cash and cash equivalents provided by operating activities	56,688	95,169
Cash flows from investing activities:
Purchases of marketable securities	(25,442)	—
Proceeds from maturities of marketable securities	25,440	—
Purchases of property and equipment, including capitalized software development costs	(5,117)	(7,741)
Net cash and cash equivalents used in investing activities	(5,119)	(7,741)
Cash flows from financing activities:
Repurchases of common stock	(10,795)	(3,244)
Proceeds from exercise of stock options	—	55
Employee tax withholding payments on stock-based awards	(2,408)	(1,358)
Cash dividend	(1,439)	(75,531)
Net cash and cash equivalents used in financing activities	(14,642)	(80,078)
Effect of exchange rate on changes on cash and cash equivalents	(122)	28
Net increase in cash and cash equivalents	36,805	7,378
Cash and cash equivalents at beginning of period	142,187	224,943
Cash and cash equivalents at end of period	$178,992	$232,321
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$151	$115
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$1,786	$2,027
Tax withholdings on stock-based awards included in accrued expenses and other current liabilities	$367	$190
Stock-based compensation capitalized for software development costs	$330	$430
Dividends declared but unpaid	$831	$—
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.Description of Business and Basis of Presentation
Nature of Business
Cricut, Inc. (“Cricut” or the “Company”) is a designer and marketer of a creativity platform that enables users to turn ideas into professional-looking handmade goods. Using the Company’s platform, versatile connected machines, and accessories and materials, users create everything from personalized birthday cards, mugs and T-shirts to large-scale interior decorations. The Company’s subscription services, connected machines and related accessories and materials are primarily marketed under the Cricut brand in the United States, as well as Europe and other countries around the world. Headquartered in South Jordan, Utah, the Company is an innovator in its industry, focused on bringing innovative technology (automation and consumerization of industrial tools) to the craft, DIY, and home décor categories. The Company’s condensed consolidated financial statements include the operations of its wholly owned subsidiaries, which are located throughout Europe and in the Asia-Pacific region.
The Company designs, markets, and distributes the Cricut family of products, including the platform, connected machines, and accessories and materials. In addition, Cricut sells a broad line of images, fonts, and projects for purchase à la carte.
During the year ended December 31, 2023 and prior periods, we had three reportable segments: Connected Machines, Subscriptions, and Accessories and Materials. As of January 2024, we realigned our operating segment structure and now have two reportable segments: Platform and Products. The change in operating segments is based on how the Company’s chief operating decision maker (“CODM”) makes operating decisions and assesses business performance. Prior period segment information has been recast retrospectively to reflect the realignment. See Note 16, Segment Information, for further discussion of the Company’s segment reporting structure.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”). However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.
The condensed consolidated financial statements include the accounts of Cricut, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements as of that date but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows and the changes in equity for the interim periods. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending December 31, 2024, or any other period.
Recently Issued Accounting Pronouncements
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Compensation-Stock Compensation (Topic 718). The ASU clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or non-employees in exchange for goods or services. Public business entities must apply the ASU’s guidance to annual periods beginning after December 15, 2025. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses, and is effective for fiscal years beginning after December 15, 2023 on a retrospective basis. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
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
2.Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. For revenue recognition, examples of estimates and judgments include: determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price (“SSP”) of performance obligations, and estimating variable consideration such as sales incentives and product returns. Other estimates include the warranty reserve, allowance for credit losses, inventory reserve, intangible assets and other long-lived assets valuation, legal contingencies, stock-based compensation, income taxes, deferred tax assets valuation and developed software, among others. These estimates and assumptions are based on the Company’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including any effects of the ongoing pandemic and the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from these estimates.
Fair Value Measurement
The Company measures at fair value certain of its financial and non-financial assets and liabilities by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.
Money market funds and certain marketable securities are highly liquid investments and are actively traded. The pricing information for these assets is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. Other marketable securities such as U.S. Treasury securities are valued using observable inputs from similar assets, or from observable data in markets that are not active; these assets are classified as Level 2 of the fair value hierarchy. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. There were no liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.
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
Basic earnings per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Stock-

based awards subject to conditions other than service conditions are considered contingently issuable shares and are included in basic EPS based on the number of awards that would be issuable if the reporting date were the end of the contingency period.
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
As of March 31, 2024, December 31, 2023, and January 1, 2023, the Company had net accounts receivable balances of $77.6 million, $111.2 million and $136.5 million, respectively. As of March 31, 2024, and December 31, 2023, the Company had allowances against accounts receivable of $2.9 million and $2.0 million, respectively.
3.Revenue and Deferred Revenue
Deferred revenue relates to performance obligations for which payments have been received from the customer prior to revenue recognition. Deferred revenue primarily consists of deferred subscription-based services. Deferred revenue also includes amounts allocated from the sale of a connected machine to the unspecified upgrades and enhancements and the Company’s cloud-based services. The Company has recognized no contract assets as of March 31, 2024 and December 31, 2023.
The following table summarizes the changes in the deferred revenue balance for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
(in thousands)
Deferred revenue, beginning of period	$43,235	$38,658
Recognition of revenue included in beginning of period deferred revenue	(23,479)	(21,076)
Revenue deferred, net of revenue recognized on contracts in the respective period	26,877	24,194
Deferred revenue, end of period	$46,633	$41,776
As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the deferred revenue balance.
The Company expects the following recognition of deferred revenue as of March 31, 2024:

	Year Ended December 31,
	2024 (remainder of year)	2025	2026	2027	Total
(in thousands)
Revenue expected to be recognized	$41,228	$4,411	$976	$18	$46,633
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 16 under the heading “Segment Information.”
Revenue recognized during the three months ended March 31, 2024 related to performance obligations satisfied or partially satisfied was $2.6 million.

The following table presents the total revenue by geography based on the ship-to address for the periods indicated:

	Three Months Ended March 31,
	2024	2023
(in thousands)
North America*	$134,835	$147,755
International	32,557	33,472
Total revenue	$167,392	$181,227
*North America revenue consists of revenues from the United States and Canada.
The following table presents the total revenue by source for the periods indicated:

	Three Months Ended March 31,
	2024	2023
(in thousands)
Platform	$78,286	$76,241
Connected machines	36,948	34,131
Accessories and materials	52,158	70,855
Total revenue	$167,392	$181,227
4.Cash, Cash Equivalents, and Financial Instruments
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Adjusted Cost	Allowance for Credit Losses	Total Unrealized Gains	Total Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$134,285	$—	$—	$—	$134,285	$134,285	$—
Level 1:
Money market funds	44,707	—	—	—	44,707	44,707	—
Subtotal	44,707	—	—	—	44,707	44,707	—
Level 2:
U.S. treasury securities	102,544	—	159	—	102,703	—	102,703
Subtotal	102,544	—	159	—	102,703	—	102,703
Total	$281,536	$—	$159	$—	$281,695	$178,992	$102,703

	As of December 31, 2023
	Adjusted Cost	Allowance for Credit Losses	Total Unrealized Gains	Total Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$44,809	$—	$—	$—	$44,809	$44,809	$—
Level 1:
Money market funds	97,378	—	—	—	97,378	97,378	—
Subtotal	97,378	—	—	—	97,378	97,378	—
Level 2:
U.S. treasury securities	102,411	—	541	—	102,952	—	102,952
Subtotal	102,411	—	541	—	102,952	—	102,952
Total	$244,598	$—	$541	$—	$245,139	$142,187	$102,952
Marketable securities held as of March 31, 2024 generally mature over the next twenty-four months. As of March 31, 2024 and December 31, 2023 all balances were in a gain position, therefore there are no allowances for credit losses recorded for the periods presented.
5.Inventories
Inventories are comprised of the following:

	As of March 31, 2024	As of December 31, 2023
(in thousands)
Raw materials	$44,224	$44,935
Finished goods	267,285	286,988
Total inventories	$311,509	$331,923
Less: reserves	$(55,021)	$(54,416)
Total inventories, net	$256,488	$277,507
Inventories current	$225,367	$244,469
Inventories non-current (included in other assets)	$31,121	$33,038
The Company’s recorded inventory reserves as of March 31, 2024 consisted of $5.1 million related to excess connected machine inventory, $46.4 million related to excess accessories and materials inventory, and $3.5 million related to raw material components. Amounts charged to the reserve account are recorded primarily in cost of revenues.
6.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of March 31, 2024	As of December 31, 2023
(in thousands)
Sales incentives	$21,116	$30,479
Other accrued liabilities and other current liabilities	36,955	41,454
Total accrued expenses	$58,071	$71,933
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
As of March 31, 2024, and December 31, 2023 total unamortized debt issuance costs were $1.1 million and $1.2 million, respectively.
The Credit Agreement is collateralized by substantially all of the Company’s assets and contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for loans of this nature. In particular, the Credit Agreement will not permit the leverage ratio to be greater than 3.0 to 1.0, measured on the last day of any fiscal quarter. In addition, the Credit Agreement will not permit the interest coverage ratio to be less than 3.0 to 1.0, for any period of four consecutive quarters, measured on the last day of any fiscal quarter. Management has determined that the Company was in compliance with all financial and non-financial debt covenants as of March 31, 2024. As of March 31, 2024 and December 31, 2023, no amounts were outstanding under the Credit Agreement and available borrowings were $300.0 million.
Generally, borrowings under the Credit Agreement bear interest at a rate based on an alternative base rate (“ABR”), plus, in each case, an applicable margin. The applicable margin will range from (a) borrowings bearing interest at the ABR plus 2.00%, and (b) borrowings bearing interest at the Adjusted Term Secured Overnight Financing Rate, the Adjusted Australian Dollar Rate, the Adjusted Canadian Dollar Offered Rate or the Adjusted New Zealand Dollar Rate, as applicable for the interest period in effect for such borrowing plus the applicable rate.
8.Income Taxes
The Company computes interim period income taxes by applying an estimated annual effective tax rate to our year-to-date income from operations before income taxes, except for significant unusual or infrequently occurring items. The estimated effective tax rate is adjusted each quarter.

The estimated effective tax rate was 30.6% and 29.2% for the three months ended March 31, 2024, and 2023, respectively. The Company’s provision for income taxes was $8.6 million and $3.7 million, for the three months ended March 31, 2024, and 2023, respectively. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to an increase for permanent adjustments from Section 83(b) elections and stock-based compensation differences resulting from the decrease in stock price upon vesting versus the stock price at the grant date.
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
9.Capital Structure
As of March 31, 2024, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001 per share, and 1,250,000,000 shares of common stock, par value $0.001 per share, which was divided between two series: Class A common stock and Class B common stock. As of March 31, 2024, the Company had 1,000,000,000 shares of Class A common stock and 250,000,000 shares of Class B common stock authorized and 51,292,929 shares of Class A common stock and 165,409,855 shares of Class B common stock issued and outstanding. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock. During the three months ended March 31, 2024 and 2023, 1,027,258 and 7,772,294 shares of Class B common stock were converted to Class A common stock, respectively.

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

During the three months ended March 31, 2024, the Company repurchased and retired 1,697,272 shares of our Class A common stock for $10.8 million, effectively finishing the stock repurchase program authorized in August 2022.
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
During the three months ended March 31, 2024, an aggregate of $1.4 million was paid in cash. During three months ended March 31, 2023, $75.5 million was paid in cash and $4.4 million was satisfied in the form of dividend equivalents to RSU or PRSU holders.
Dividends payable includes dividends declared but not yet paid and prior dividends on unvested shares of Class A common stock payable upon future vesting.
10.Stock-Based Compensation
Stock-based Compensation Cost
The following table shows the stock-based compensation cost by award type for the periods indicated:

	Three Months Ended March 31,
	2024	2023
(in thousands)
Equity classified awards
Restricted stock units	$9,798	$8,379
Stock options	437	626
Class B common stock	1,238	1,889
Liability classified awards	7	12
Total stock-based compensation	$11,480	$10,906

The following table sets forth the total stock-based compensation cost included in the Company’s condensed consolidated statements of operations and comprehensive income or capitalized to assets for the periods indicated:

	Three Months Ended March 31,
	2024	2023
(in thousands)
Cost of revenue
Platform	$237	$115
Products	186	458
Total cost of revenue	423	573
Research and development	3,713	3,906
Sales and marketing	2,936	3,205
General and administrative	3,685	2,737
Total stock-based compensation expense	$10,757	$10,421
Capitalized for software development costs	330	430
Capitalized to inventories	393	55
Total stock-based compensation	$11,480	$10,906
As of March 31, 2024, there was $78.3 million of unrecognized stock-based compensation cost related to service-based awards which is expected to be recognized over a weighted-average period of 2.1 years. The total unrecognized compensation expense related to unvested PRSUs was $152.6 million as of March 31, 2024.
2021 Equity Incentive Plan
In March 2021, the Company’s 2021 Equity Incentive Plan became effective. The 2021 Equity Incentive Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. As of March 31, 2024, 51,770,242 shares of Class A common stock were reserved for issuance under this plan including shares reserved for previously granted awards discussed below as well as shares reserved for issuance of future awards under the plan.
A summary of the Company’s service-based restricted stock unit (“RSU”) activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2023	8,893,831	$14.38
Granted	247,500	$4.91
Vested	(991,402)	$11.33
Forfeited / cancelled	(406,288)	$12.93
Outstanding at March 31, 2024	7,743,641	$14.54
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

A summary of the Company’s PRSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of PRSUs (a)	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2023	6,766,001	$23.32
Forfeited / cancelled	(223,116)	$23.37
Outstanding at March 31, 2024	6,542,885	$23.32
a.Represents the maximum number of PRSUs assuming all performance targets are achieved.
The expense recognized each period for these PRSUs is primarily dependent upon the Company’s estimate of the probability of achieving the performance targets. At March 31, 2024, the Company determined it was not probable any performance conditions would be achieved so no stock-based compensation was recorded for these PRSUs during the three months ended March 31, 2024.
Options under the 2021 Equity Incentive Plan have a contractual term of 10 years. The exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of the shares on the date of grant.
A summary of the Company’s stock option activity under the 2021 Equity Incentive Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2023	2,999,085	$18.65	3.5	$—
Forfeited / cancelled	(4,065)	$18.65
Outstanding at March 31, 2024	2,995,020	$18.65	3.1	$—
Vested and exercisable at March 31, 2024	2,680,069	$18.65	3.0	$—
During the three months ended March 31, 2024 and 2023, no options were granted.
Certain employees received restricted stock unit equivalents (“RSU equivalents”) which upon vesting are settled for a cash payment equal to the difference between the Company’s stock price on the vesting date less the base price specified at the time of the grant. As of March 31, 2024, the total recognized liability for these awards was immaterial.
Unvested Class B Common Stock
The Company’s unvested Class B common stock resulted from the Corporate Reorganization and is not part of the 2021 Equity Incentive Plan. Activity related to Class B common stock subject to future vesting for the three months ended March 31, 2024 is as follows:

	Number of Unvested Shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2023	1,656,679	$20.00
Vested	(988,133)	$20.00
Forfeited / cancelled	(64,001)	$20.00
Outstanding at March 31, 2024	604,545	$20.00

Options to Purchase Class B Common Stock
The Company’s options to purchase Class B common stock resulted from the Corporate Reorganization and are not part of the 2021 Equity Incentive Plan. A summary of the Company stock option activity for the options to purchase shares of Class B common stock is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2023	259,425	$7.69	1.9	$—
Exercised	—	—
Forfeited / cancelled	(6,000)	$7.69
Outstanding at March 31, 2024	253,425	$7.69	1.5	$—
Vested and exercisable at March 31, 2024	253,425	$7.69	1.5	$—
During the three months ended March 31, 2024 and 2023, the total intrinsic value of options exercised was immaterial.
2021 Employee Stock Purchase Plan
In March 2021, the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”) became effective. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of March 31, 2024, 10,602,602 shares of our Class A common stock were available for sale under the 2021 ESPP.
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
The Company has determined its leases should be classified as operating leases. Variable lease costs are comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and are classified as lease cost due to the Company's election to not separate lease and non-lease components. The Company incurred operating lease costs of $1.3 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively. The Company also incurred variable lease costs of $0.2 million and $0.1 million, for the three months ended March 31, 2024 and 2023, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was $1.5 million for both the three months ended March 31, 2024 and 2023, respectively. These amounts were included in net cash provided by operating activities in the Company's consolidated statements of cash flows.
As of March 31, 2024, the maturities of the Company's operating lease liabilities were as follows:

Year Ended December 31,	Operating Leases
(in thousands)
2024 (remainder of the year)	$4,047
2025	4,350
2026	3,899
2027	967
Total lease payments	$13,263
Less: imputed interest	$(516)
Present value of operating lease liabilities	$12,747
Operating lease liabilities, current	$4,955
Operating lease liabilities, non-current	$7,792
The weighted average remaining operating lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	As of March 31, 2024	As of December 31, 2023
Weighted-average remaining lease term of operating leases	2.7 years	2.9 years
Weighted-average discount rate of operating leases	2.5%	2.5%

13.Restructuring
During the three months ended March 31, 2024, and March 31, 2023, the Company undertook restructuring plans to improve efficiency and streamline operations. During the three months ended March 31, 2024, the Company recognized severance costs of $0.9 million, of which $0.4 million, $0.4 million and $0.1 million were recorded within research and development, selling and marketing, and general and administrative expense, respectively. In the three months ended March 31, 2023, the Company recognized severance costs of $1.2 million, of which $0.7 million, $0.3 million, $0.2 million were recorded within research and development, selling and marketing, and general and administrative expense, respectively.
14.Employee Benefit Plan
The Company sponsors a 401(k) plan for the benefit of its employees who have attained at least 18 years of age. The Company matches 50% of the first 12% of an employee’s salary contributed to the plan on the first day of the month following their hire date. The Company contributed $0.7 million for both the three months ended March 31, 2024 and 2023.

15.Net Income Per Share
The computation of net income per share is as follows:

	Three Months Ended March 31,
	2024	2023
(in thousands, except share and per share amounts)
Basic earnings per share:
Net income	$19,647	$9,099
Shares used in computation:
Weighted-average common shares outstanding, basic	215,549,467	215,587,699
Earnings per share, basic	$0.09	$0.04

Diluted earnings per share:
Net income	$19,647	$9,099
Shares used in computation:
Weighted-average common shares outstanding, basic	215,549,467	215,587,699
Weighted-average effect of potentially dilutive securities:
Unvested common stock subject to forfeiture	794,502	2,813,251
Employee stock options	—	18,851
Restricted stock units	521,083	329,454
Diluted weighted-average common shares outstanding	216,865,052	218,749,255
Diluted net income per share	$0.09	$0.04
The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023

Employee stock options	3,248,445	3,109,412
Restricted stock units	7,396,613	8,940,648
Unvested common stock subject to forfeiture	246,083	657,228
As of March 31, 2024, 6,542,885 PRSUs were not assessed for inclusion in diluted earnings per share, and any potential antidilutive shares were excluded from the table above because they are subject to performance conditions that were not achieved as of such date.
16.Segment Information

In January 2024, the Company reevaluated its operating segments in order to better align with how the CODM evaluates performance and allocates resources. The key factor evaluated by the Company resulted from the growth and expansion of Design Space, the Company’s digital platform. Since its initial public offering, the Company’s digital platform has evolved and grown considerably. Key enhancements to the platform include the size of its images, fonts, and projects library, the introduction of advanced design tools, the software support for several new cutting machines, and the creation of enhanced subscriptions offerings. The change in operating segments reflects the Company’s strategy to focus on continuing to expand revenue and margin generated from its digital platform and Paid Subscribers. At the same time, a number of product related factors also contributed to this decision, including the relative importance of physical products to the platform, including bundles (comprised of several combinations of machines, accessories, and materials), and changes in our Accessories and Materials business. Based on these changes, the Company has determined that it was appropriate to reduce its reportable segments from three to two, combining its Subscriptions and digital content businesses into one Platform segment, and its Connected Machines and Accessories and Materials businesses into one Product segment. Prior period segment results have been retrospectively recast to reflect the new reportable segments.

The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment. The Company considered the provisions of ASC 280-10-50 as it relates to the information provided to and used by the CODM for evaluating performance and allocating resources to operating segments.

The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of March 31, 2024, long-lived assets located outside the United States, primarily located in Malaysia and China, were $7.3 million.
The Platform segment derives revenue primarily from monthly and annual subscription fees, digital content, and a portion of the revenue allocated to unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services. For the three months ended March 31, 2024, upfront digital content revenue comprised 1% of Platform revenue. The remaining Platform revenue consists of ratably recognized subscription revenue. The Products segment derives revenue primarily from the sale of its connected machine hardware, and sale of craft, DIY, home décor products and extensions. There are no internal revenue transactions between the Company’s segments.
Key financial performance measures of the segments including revenue, cost of revenue and gross profit are as follows:

	Three Months Ended March 31,
	2024	2023
(in thousands)
Platform:
Revenue	$78,286	$76,241
Cost of revenue	8,759	7,761
Gross profit	$69,527	$68,480

Products:
Revenue	$89,106	$104,986
Cost of revenue	67,039	96,800
Gross profit	$22,067	$8,186

Consolidated:
Revenue	$167,392	$181,227
Cost of revenue	75,798	104,561
Gross profit	$91,594	$76,666
17. Subsequent Events
On May 6, 2024, the Board of Directors approved a special dividend of $0.40 per share and a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock payable on July 19, 2024 to shareholders of record as of July 2, 2024. In addition, the Board of Directors also approved a share repurchase program authorizing the Company to purchase up to an aggregate of $50 million of the Company’s Class A common stock.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our interim condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in the sections titled “Risk Factors” and “Note Regarding Forward-Looking Statements.”
Overview of Our Business and History
At Cricut, our mission is to help people lead creative lives. We have designed and built a creativity platform that enables our engaged and loyal community of nearly 6.0 million Active Users to turn ideas into professional-looking handmade goods. We define “Active User” as a registered user of at least one registered connected machine who has utilized their connected machine to create a project in the last 365 days. With our highly versatile Design Space Platform and our products, including our connected machines and accessories and materials, our users create everything from personalized birthday cards, mugs and T-shirts, to large-scale interior decorations.
Our users’ journeys typically begin with the purchase of a connected machine. We currently sell a portfolio of connected machines that cut, write, score and create other decorative effects using a wide variety of materials including paper, vinyl, iron-on vinyl, pens, and more. Our connected machines are designed for a wide range of uses and are available at a variety of price points (MSRP by machine family as of March 31, 2024):
•Cricut Joy family for personalization, organization, and customization, $149.00 - $199.00 MSRP
•Cricut Explore family for cutting, writing and scoring, $249.00 - $319.00 MSRP
•Cricut Maker family for cutting, writing, scoring and adding decorative effects to a wider range of materials, $399.00 - $429.00 MSRP
•Cricut Venture for cutting, writing, and scoring large-format projects at professional speeds, $999.00 MSRP
Our platform integrates our design apps and connected machines, allowing our users to create and share seamlessly. Our software is cloud-based, meaning that users can access and work on their projects anywhere, at any time, across desktops or mobile devices. We enable our users to be inspired, to create and share projects with the Cricut community and to follow others doing the same. On our platform, users can find inspiration, purchase or upload content like fonts and images, design a project from scratch or find a vast array of ready-to-make projects.
Users can leverage the full power of our platform by using our connected machines together with our free design apps, in-app purchases and subscription offerings to design and complete projects. All users can access a select number of free images, fonts and projects from our design apps or upload their own. In addition, we offer a wider selection of images, fonts and projects for purchase à la carte, including licensed content from partners with well-known brands and characters, like major motion picture studios. We also have two subscription offerings:
•Cricut Access: Provides a subscription to images, fonts and projects as well as other member benefits, including exclusive software features and functionality, discounts, and priority Cricut Member Care. Cricut Access is billed monthly for $9.99 per month or annually for $95.88 per year.
•Cricut Access Premium: Includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping and is billed annually for $119.88 per year.
As of March 31, 2024, we had nearly 2.8 million Paid Subscribers to Cricut Access and Cricut Access Premium.
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
We sell our connected machines and accessories and materials through our brick-and-mortar and online retail partners, as well as through our website at cricut.com. Our partners include Amazon, Hobby Lobby, HSN, Jo-Ann,

Michaels, Target, Walmart and many others. We also sell our products and subscriptions to Cricut Access and Cricut Access Premium on cricut.com.
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
In January 2024, the Company reevaluated its operating segments in order to better align with how the CODM evaluates performance and allocates resources. The key factor evaluated by the Company resulted from the growth and expansion of Design Space, the Company’s digital platform. Since its initial public offering, the Company’s digital platform has evolved and grown considerably. Key enhancements to the platform include the size of its images, fonts, and projects library, the introduction of advanced design tools, the software support for several new cutting machines, and the creation of enhanced subscriptions offerings. In 2020, revenue and gross profit generated from the platform represented 12% and 31% of total, respectively. In 2023, revenue and gross profit generated from the platform represented 40% and 80% of total, respectively. Over this same time period, Paid Subscribers on the platform grew 115% from 1.3 million to nearly 2.8 million. The change in operating segments reflects the Company’s strategy to focus on continuing to expand revenue and margin generated from its digital platform and Paid Subscribers. At the same time, a number of product related factors also contributed to this decision, including the relative importance of physical products to the platform, including bundles (comprised of several combinations of machines, accessories, and materials), and changes in our Accessories and Materials business. Based on these changes, the Company has determined that it was appropriate to reduce its reportable segments from three to two, combining its Subscriptions and digital content businesses into one Platform segment, and its Connected Machines and Accessories and Materials businesses into one Product segment. Prior period segment results have been retrospectively recast to reflect the new reportable segments.
For more information regarding our business model, factors affecting our performance, and seasonality, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, which is incorporated herein by reference.
Key Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends and make strategic decisions.

	As of March 31,
	2024	2023
Active Users (in thousands)	5,952	5,943
90-Day Engaged Users (in thousands)	3,527	3,710
Paid Subscribers (in thousands)	2,797	2,715

	Three Months Ended March 31,
	2024	2023
Platform ARPU	$52.26	$48.51

Active Users
We define Active Users as registered users of at least one registered connected machine who have utilized their connected machine to create a project in the last 365 days. One user may own multiple registered connected machines but is only counted once if that user registers those connected machines by using the same email address. If possession of a connected machine is transferred to a new owner and registered by that new owner, the new owner is added to the total Active Users and the prior owner is removed from the total Active Users if the prior owner does not own any other registered connected machines. Active Users is a key indicator of the health of our business, because changes in the number of Active Users excludes non-users to better represent opportunities for us to drive additional platform and accessories and materials revenue.
90-Day Engaged Users
We define 90-Day Engaged Users as registered users of at least one registered connected machine who have utilized their connected machine to create a project in the last 90 days. One user may own multiple registered connected machines but is only counted once if that user registers those connected machines by using the same email address. If possession of a connected machine is transferred to a new owner and registered by that new owner, the new owner is added to the total 90-Day Engaged Users and the prior owner is removed from the total 90-Day Engaged Users if the prior owner does not own any other registered connected machines. 90-Day Engaged Users excludes non-users to better represent opportunities for us to drive additional platform and accessories and materials revenue.
Paid Subscribers
We define Paid Subscribers as the number of users with a subscription to Cricut Access or Cricut Access Premium, excluding cancelled, unpaid or free trial subscriptions, as of the end of a period. Paid Subscribers is a key metric to track growth in our Platform revenue and potential leverage in our gross margin.
Platform ARPU
We define Platform ARPU as Platform revenue in a 12-month period divided by Active Users. Platform ARPU allows us to forecast Platform revenue over time and is an indicator of our ability to expand with users and of user engagement with our subscription offerings.
Components of our Results of Operations
We operate and manage our business in two reportable segments: Platform and Products. We identify our reportable segments based on the information used by management to monitor performance and make operating decisions. See Note 16 to our unaudited consolidated financial statements included elsewhere in this filing for additional information regarding our reportable segments.
Revenue
Platform
We generate Platform revenue primarily from sales of subscriptions to Cricut Access and Cricut Access Premium, digital content, and a minimal amount of revenue allocated to the unspecified future upgrades and enhancements related to the essential software and access to our cloud-based services. For a monthly or annual subscription fee, Cricut Access includes a subscription to images, fonts and projects as well as other member benefits, including exclusive software features and functionality, discounts, and priority Cricut Member Care. For our annual subscription fee, Cricut Access Premium includes all the benefits of Cricut Access as well as additional discounts and preferred shipping. Digital content includes à la carte digital content purchases, including fonts, images and projects. Platform revenue is recognized on a ratable basis over time the subscription term for subscriptions, and at the point in time when control is transferred for à la carte digital content.
Products
We generate Products revenue from sales of connected machines and ancillary products, net of sales discounts, incentives and returns, and includes amounts allocated to the material right for discounts on materials and accessories available only to Paid Subscribers. Our connected machines portfolio consists of machines in four product families: Cricut Maker, which includes Maker and Maker 3; Cricut Explore, which includes Explore Air 2 and Explore 3; Cricut Joy, which includes Joy and Joy Xtra; and Cricut Venture. Our ancillary products include Cricut

EasyPress, Cricut MugPress, hand tools, machine replacement tools and blades, and project materials such as vinyl and iron-on. Products revenue is recognized at the point in time when control is transferred, which is either upon shipment or delivery to the customer in accordance with the terms of each customer contract.
Cost of Revenue
Platform
Cost of revenue related to Platform consists primarily of hosting fees, digital content costs, amortization of capitalized software development costs and software maintenance costs. We expect our cost of revenue related to Platform as a percentage of revenue to fluctuate in the near term as we expand our content offerings, including localized content for international target markets, and decrease over time as we drive greater scale and efficiency in our business.
Products
Cost of revenue related to Products consists of product costs, including costs of components, cost of contract manufacturers for production, inspecting and packaging, shipping, receiving, handling, warehousing and fulfillment, duties and other applicable importing costs, warranty replacement, excess and obsolete inventory write-downs, tooling and equipment depreciation and royalties. We expect our cost of revenue related to Products as a percentage of revenue to fluctuate in the near term as we continue selling through end of life machines, address global supply chain challenges and continue to invest in the growth of our business and decrease over the long term as we drive greater scale and efficiency in our business.
Operating Expenses
Research and Development
Research and development expenses consist primarily of costs associated with the development of our platform and products, including personnel-related expenses for engineering, product development and quality assurance, as well as prototype costs, service fees incurred by contracting with vendors and allocated overhead. We expect our research and development expenses to fluctuate in the near term as we refine our product roadmaps. We expect to produce gross savings of approximately $3.2 million during 2024 as a result of the Q1 2024 restructuring plan.
Sales and Marketing
Sales and marketing expenses consist primarily of the advertising and marketing of our products, third-party payment processing fees, personnel-related expenses, including salaries and bonuses, benefits and stock-based compensation expense, as well as sales incentives, professional services, promotional items, and allocated overhead costs. We expect our sales and marketing expenses as a percentage of revenue to fluctuate in the near term. We expect to produce gross savings of approximately $2.5 million during 2024 as a result of the Q1 2024 restructuring plan.
General and Administrative
General and administrative expenses consist of personnel-related expenses for our finance, legal, human resources and administrative personnel, including salaries and bonuses, benefits and stock-based compensation expense, as well as the costs of professional services, any allocated overhead, information technology, impairment charges of unused equipment, and other administrative expenses. We expect our general and administrative expenses as a percentage of revenue to increase in the near term as we expand our operations, invest in systems enhancements, and incur expenses required of a public company. We expect to produce gross savings of approximately $0.6 million during 2024 as a result of the Q1 2024 restructuring plan.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income from our investments in marketable securities, offset by interest expense associated with our debt financing arrangements and amortization of debt issuance costs.

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
The following table is presented in thousands:

	Three Months Ended March 31,
	2024	2023
(in thousands)
Revenue:
Platform	$78,286	$76,241
Products	89,106	104,986
Total revenue	167,392	181,227
Cost of revenue:
Platform(1)	8,759	7,761
Products(1)	67,039	96,800
Total cost of revenue	75,798	104,561
Gross profit	91,594	76,666
Operating expenses:
Research and development(1)	14,853	17,801
Sales and marketing(1)	33,030	29,616
General and administrative(1)	18,506	18,720
Total operating expenses	66,389	66,137
Income from operations	25,205	10,529
Other income (expense), net	3,085	2,315
Income before provision for income taxes	28,290	12,844
Provision for income taxes	8,643	3,745
Net income	$19,647	$9,099

(1)    Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
(in thousands)
Cost of revenue
Platform	$237	$115
Products	186	458
Total cost of revenue	423	573
Research and development	3,713	3,906
Sales and marketing	2,936	3,205
General and administrative	3,685	2,737
Total stock-based compensation expense	$10,757	$10,421

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%
(dollars in thousands)
Revenue:
Platform	$78,286	$76,241	$2,045	3%
Products	89,106	104,986	(15,880)	(15)%
Total revenue	$167,392	$181,227	$(13,835)	(8)%

Three Months Ended March 31, 2024 and 2023
Platform revenue increased by $2.0 million, or 3%, to $78.3 million for the three months ended March 31, 2024 from $76.2 million for the three months ended March 31, 2023. The increase was driven by an increase in the number of paid subscribers which increased from 2.7 million as of March 31, 2023 to nearly 2.8 million as of March 31, 2024.
Products revenue decreased by $15.9 million, or 15%, to $89.1 million for the three months ended March 31, 2024 from $105.0 million for the three months ended March 31, 2023. The decrease was primarily driven by fewer units of Accessories & Materials sold during the period, partially offset by an increase in Connected Machine units sold during the period.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2024	2023	$	%
(dollars in thousands)
Cost of Revenue:
Platform	$8,759	$7,761	$998	13%
Products	67,039	96,800	(29,761)	(31)%
Total cost revenue	$75,798	$104,561	$(28,763)	(28)%
Gross Profit:
Platform	69,527	68,480	1,047	2%
Products	22,067	8,186	13,881	170%
Total gross profit	$91,594	$76,666	$14,928	19%
Gross Margin
Platform	89%	90%
Products	25%	8%
Three Months Ended March 31, 2024 and 2023
Platform cost of revenue increased by $1.0 million, or 13%, to $8.8 million for the three months ended March 31, 2024 from $7.8 million for the three months ended March 31, 2023. The increase was primarily driven by an increase in the amortization of capitalized software costs.
Gross margin for Platform was 89% for the three months ended March 31, 2024 and 90% for the three months ended March 31, 2023. The decrease was primarily driven by an increase in the amortization of capitalized software costs.

Products cost of revenue decreased by $29.8 million, or 31%, to $67.0 million for the three months ended March 31, 2024 from $96.8 million for the three months ended March 31, 2023. The decrease was primarily driven by lower excess inventory write downs compared to the prior year and fewer units of Accessories & Materials sold during the period.
Gross margin for Products was 25% for the three months ended March 31, 2024 and 8% for the three months ended March 31, 2023. The increase was primarily driven by lower excess inventory write downs in the current period compared to prior year, improved product mix within Connected Machines, and lower outbound freight costs.
Operating Expenses
Research and Development

	Three Months Ended March 31,		Change
	2024	2023	$	%
(dollars in thousands)
Research and development	$14,853	$17,801	$(2,948)	(17)%
As a percentage of total revenue	9%	10%
Research and development expenses decreased by $2.9 million, or 17%, to $14.9 million for the three months ended March 31, 2024 from $17.8 million for the three months ended March 31, 2023. The decrease was primarily due to a $1.3 million decrease in personnel related expense, a $1.2 million decrease in product development expenses for future products, and a $0.3 million decrease in professional services.
Sales and Marketing

	Three Months Ended March 31,		Change
	2024	2023	$	%
(dollars in thousands)
Sales and marketing	$33,030	$29,616	$3,414	12%
As a percentage of total revenue	20%	16%
Sales and marketing expenses increased by $3.4 million, or 12%, to $33.0 million for the three months ended March 31, 2024 from $29.6 million for the three months ended March 31, 2023. The increase was primarily due to a $2.6 million increase in advertising and other marketing costs and a $0.8 million increase in personnel related expense.
General and Administrative

	Three Months Ended March 31,		Change
	2024	2023	$	%
(dollars in thousands)
General and administrative	$18,506	$18,720	$(214)	(1)%
As a percentage of total revenue	11%	10%
General and administrative expenses decreased by $0.2 million, or 1%, to $18.5 million for the three months ended March 31, 2024 from $18.7 million for the three months ended March 31, 2023. The decrease was primarily due to a decrease in professional services expense, partially offset by an increase in personnel related expense.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2024	2023	$	%
(dollars in thousands)
Other income (expense), net	$3,085	$2,315	$770	33%
Other income (expense), net increased by $0.8 million or 33% to $3.1 million for the three months ended March 31, 2024 from $2.3 million for the three months ended March 31, 2023. The increase was due to an increase in interest income.
Income Tax Expense

	Three Months Ended March 31,		Change
	2024	2023	$	%
(dollars in thousands)
Provision for income taxes	$8,643	$3,745	$4,898	131%

Provision for income taxes increased by $4.9 million, or 131%, to $8.6 million for the three months ended March 31, 2024 from $3.7 million for the three months ended March 31, 2023. The increase was primarily due to a decrease in the foreign derived intangible income deduction, a decrease to deductible equity compensation related to an increase in the unfavorable permanent adjustment from Section 83(b) elections, an increase in stock-based compensation difference due to the decrease in stock price upon vesting versus the stock price at the grant date, and a decrease to the Research and Development credit. This resulted in an effective tax rate of 30.6% and 29.2% for the three months ended March 31, 2024 and 2023, respectively.
Liquidity and Capital Resources
Our operations during the periods presented have been financed primarily through cash flow from operating activities and the net proceeds from our initial public offering in March of 2021. We believe our balances of cash and cash equivalents and marketable securities, which totaled $179.0 million and $102.7 million, respectively, as of March 31, 2024, along with forecasted cash expected to be generated by ongoing operations and $300.0 million in available borrowings and the option to increase the aggregate amount of our credit facility by up to an additional $150.0 million (see Note 7) will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Except for the recently announced special and semi-annual dividends and the new share repurchase program, our cash requirements have not changed materially since our Annual Report.
During the three months ended March 31, 2023, we paid a dividend of $75.5 million to holders of Class A and Class B common stock.
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

Cash Flows

	Three Months Ended March 31,
	2024	2023
(in thousands)
Net cash flows provided by operating activities	$56,688	$95,169
Net cash flows used in investing activities	(5,119)	(7,741)
Net cash flows used in financing activities	(14,642)	(80,078)
Operating Activities
The change in net cash flows from operating activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is primarily due to lower inventory purchases during 2023 due to higher beginning inventory balances combined with softening of consumer demand. In addition, a decrease in payable balances with inventory vendors in 2024 compared to 2023, due to higher payments to vendors in 2024. These decreases were partially offset by a reduction in cash received from accounts receivable in 2024 compared to 2023.
Investing Activities
The change in net cash flows from investing activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to lower purchases of property and equipment in 2024.
Financing Activities
The change in net cash flows from financing activities for the three months ended March 31, 2024 compared to three months ended March 31, 2023 was primarily due to dividend payments of $75.5 million in 2023 offset by an increase in the repurchase of common stock in 2024.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Note 2 of the notes to our condensed consolidated financial statements in the section titled “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q and in our Annual Report.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There have been no material changes to the Company’s market risk during the first three months of 2024.
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
•competitive risks in both of our two segments: Platform and Products;
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
Since launching our first connected machine, we have built a loyal and growing community of users that has reached substantial scale. Our business and rate of growth is dependent upon our ability to attract and engage with our users. User engagement is one of many factors that affects our revenue in both of our segments, and it is difficult to isolate its effect on revenue and our other financial results in any given quarter. We cannot ensure that our efforts to attract and engage with users, which we modify from time to time, will be successful or that we will be able to maintain sales to our users. There are a number of factors that could impact our number of users and our ability to increase sales to users, including:
•a decline in the public’s interest in or discretionary time and money available for do-it-yourself, or DIY, crafting activities;
•pricing, perceived value and ease of use of our platform and products;
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
As a result of these factors, our rate of adding new users is declining in comparison to recent years and, in the short term, the number of Paid Subscribers could remain flat or decline, and we cannot be sure that we will be successful in attracting and engaging with users, or increasing sales to our users, at levels that will be adequate to maintain or grow our business. If user engagement declines, then Platform ARPU and Products revenue, specifically as it relates to accessories and materials, may also decline. However, Platform ARPU has increased in recent periods.
Our revenue growth rate and financial performance have fluctuated in recent periods and may not be indicative of our future performance, and we expect our revenue growth rate to decline compared to prior years.
We experienced rapid revenue growth through 2021 and experienced a reduction in revenue since then, with revenue of $1,306.2 million, $886.3 million and $765.1 million for the years ended December 31, 2021, 2022, and 2023, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior years due to a number of reasons, including more challenging comparisons to prior periods, slowing demand for our platform and products, increasing competition, a decrease in the growth of our overall market and our failure to capitalize on growth opportunities. For example, we saw significant growth in sales during the COVID-19 pandemic in 2020 and 2021 but saw a reduction in sales in 2022 and 2023. There can be no assurance that sales will return to 2020 and 2021 levels in the future or that we will be able to continue to significantly grow our revenue in a post-COVID-19 environment. Our rate of adding new users has declined in comparison to recent years and, in the short term, the number of Paid Subscribers could remain flat or decline.
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
We derive a significant portion of our revenue from sales of products, particularly our connected machines, and a decline in sales of our connected machines would adversely affect our future revenue and results of operations.
We derive a significant portion of our revenue from sales of our products, particularly our connected machines. Our connected machine revenue decreased by $54.3 million, or 21%, to $198.3 million for the year ended December 31, 2023 from $252.6 million for the year ended December 31, 2022. Any factors adversely affecting sales of our connected machines, including introduction by competitors of comparable machines at lower price points, a maturing product lifecycle, shortages in our supply or inventory of connected machines, a decline in consumer spending or other factors discussed elsewhere in this Risk Factors section, could result in a continued decline in sales of our connected machines, which would adversely affect our future revenue and results of operations.
Moreover, because we derive a significant portion of our platform and accessories and materials revenue as an extension of the sales and use of our connected machines, any material decline in the sales and use of our connected machines would also have a pronounced impact on platform and accessories and materials revenue, which would adversely affect our future revenue and results of operations. For example, accessories and materials revenue decreased by $98.5 million, or 27%, to $262.8 million for the year ended December 31, 2023 from $361.4 million for the year ended December 31, 2022. In addition to sales of our connected machines, accessories and materials revenues are influenced by multiple factors, some of which can be hard to isolate in a given time period. These factors include retailer demand, currency, consumer buying behavior (pantry loading), promotional activity, competition, and engagement (defined by consumer cutting behavior and therefore consumption of materials). Each of these can have an impact on accessories and materials revenue in different time frames that are hard to estimate. Our efforts to increase our sales of accessories and materials may not have the desired effect.
Our results of operations could be adversely affected if we are unable to accurately forecast consumer demand for our products or adequately manage our inventory, the manufacturing capacity of our contract manufacturers or their component supply.
Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products, changes in demand for the products of our competitors, unanticipated changes in general market or economic conditions or changes in consumer confidence in future economic conditions. This risk may be exacerbated by the fact that we do not have the manufacturing capacity or supply-chain flexibility to satisfy short-term demand increases. For example, during the COVID-19 pandemic and stay-at-home orders, we saw significant growth in sales in 2020, which strained our inventory levels and caused shortages that likely resulted in lost sales. Although our in-channel and on-hand inventory as of December 31, 2023 were generally sufficient, if we fail to accurately forecast consumer demand, we may experience insufficient or excess inventory levels or a shortage or surplus of products available for sale. If we underestimate demand or are otherwise unable to meet consumer demand, we could experience loss of revenue, reputational harm and damaged relationships, including through social media or other communications from our community, and adversely affect our business, financial condition and results of operations. If we forecast inventory levels in excess of consumer demand, this may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and premium nature of our brand image. While supply chain conditions have improved during 2023 and 2024, if our supply chain faces challenges again, it could continue to put pressure on margins.
We depend on sales to brick-and-mortar and online retail partners, including a limited number of sophisticated key brick-and-mortar and online retail partners. The loss or substantial decline in volume of sales to any of our key brick-and-mortar and online retail partners could adversely affect our financial performance.
Our financial performance has been and will continue to be significantly determined by our success in attracting and retaining brick-and-mortar and online retail partners. For the year ended December 31, 2022, our top seven brick-and-mortar and online retail partners accounted for 37% of total revenue. For the year ended December 31, 2023, our top seven brick-and-mortar and online retail partners accounted for 33% of total revenue. For the three months ended March 31, 2024, our top seven brick-and-mortar and online retail partners accounted for 30% of total revenue. We anticipate that a similar level of concentration will continue for the foreseeable future.
We are dependent on our brick-and-mortar and online retail partners to manage the sales of our products in their stores and on their websites. For example, we depend on brick-and-mortar retail partners to provide adequate and attractive space for our products and point of purchase displays in their stores to maintain appropriate inventory for our product in their stores and to employ, educate and motivate their sales personnel to sell our products. We also depend on our brick-and-mortar and online retail partners to adequately market our products on their websites and provide a positive online shopping and shipping experience for their customers. However, we generally do not have significant input or control over the display or promotion of our products by our brick-and-mortar and online retail partners, and they are generally not prohibited from promoting products of our competitors.

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
Our ability to continue our revenue growth and increase our profitability depends in part upon our ability to successfully implement certain strategic go-to-market initiatives, including expanding our online sales presence while continuing to work with key brick-and-mortar and online retail partners. Our online sales include online sales through the websites of our brick-and-mortar and online retail partners as well as through our own website cricut.com. In the year ended December 31, 2021, 50% of our revenue was generated from these online channels. In the year ended December 31, 2022, 59% of our revenue was generated from these online channels. For the year ended December 31, 2023, 62% of our revenue was generated from these online channels. For the three months ended March 31, 2024, 63% of our revenue was generated from these online channels. There can be no assurance that online sales will remain at these levels in the future or that we will be able to continue to significantly grow our online channels.
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
Subscriptions are a significant portion of our Platform revenue. If we are unable to maintain or increase subscriptions, which have higher margins than our other products, our future revenue and results of operations could be harmed. Our Paid Subscribers have no contractual obligation to renew their subscriptions to Cricut Access or Cricut Access Premium after the expiration of their initial subscription term, and our subscriptions may be offered on a monthly and annual basis. The images and designs on our platform are available for purchase à la carte, which may limit the incentive for users to purchase subscriptions. Our ability to increase new subscriptions may decline or fluctuate as a result of a number of factors, including seasonality, the quality of images and projects we offer, level of engagement, the number of new features and capabilities only offered through our subscriptions, the prices of products offered by our competitors and the budgets and consumer spending habits of our users. If our users do not renew their subscriptions or if additional users do not purchase subscriptions, our future revenue and results of operations could be harmed. To the extent that users of our free design apps do not purchase images, projects or products à la carte or convert to a subscription, our future revenue and results of operations could be harmed. Our efforts to increase our subscriptions may not have the desired effect. For example, in 2021, we proposed changes to our free Design Space app that would have limited the number of personal images or patterns a user could upload and save each month to our cloud without a subscription; however, because of user reaction, we determined not to proceed with the proposed changes. Instead of increasing subscriptions, other attempts to increase subscriptions could cause our users to limit their use of our connected machines, cause reputational harm and damaged relationships, and result in reduced sales of connected machines and accessories and materials, any of which could negatively affect our future revenue and results of operations. Finally, any future changes to our subscription model could make our subscriptions less attractive to users or reduce our margins on subscriptions, which could negatively affect our future revenue and results of operations.
We operate in a highly competitive market and we may be unable to compete successfully against existing and future competitors.
The markets in which we participate, including the traditional craft market and the other creative or DIY markets we touch, are highly competitive with limited barriers to entry. We operate and manage our business in two reportable segments: Platform and Products. We face competition in every aspect of our business, but particularly as it relates to the accessories and materials offerings within our Products segment. Many accessories and materials produced by our competitors, including the private label products of some of our retail partners, are compatible with our connected machines and are often available for purchase through our retail partners. Our competitors may offer competing accessories and materials at lower price points or with different features than our products. We are currently seeing intensifying competition as it relates to accessories and materials, and we expect the competition in the accessories and materials DIY market to continue to intensify in the future as new and existing competitors introduce new or enhanced products that may compete with our product lines. Our efforts to increase our sales of accessories and materials may not have the desired effect. Because we derive a significant portion of our revenue from the sales of accessories and materials, the material decline in such sales is having and could continue to have a pronounced impact on our future revenue and results of operations.
We also experience competition in connected machines from sellers of both connected and manual cutting and other machines. For example, Brother, Graphtec, Loklik, Silhouette America, and Siser sell cutting machines, and a number of companies sell heat press machines. Our Platform business, which provides users with fonts and images for making designs, competes with well-established content providers, from free resources that enable users to access content that is compatible with our platform, to more specific content marketplaces, like Creative Fabrica and Etsy, where customers can purchase digital files to upload to our platform.
With respect to both of our segments, introduction by competitors of comparable products at lower price points, a maturing product lifecycle, a decline in consumer spending or other factors could result in a decline in our

Products revenue, which may adversely affect our business, financial condition and results of operations. Additionally, if in the future, due to competitor discounting or other marketing strategies, we significantly reduce our prices on our products without a corresponding increase in sales volume, it would negatively impact our revenue and would adversely affect our gross margins and overall profitability.
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
Competitive pricing pressures, including with respect to our platform services, products, and shipping, may harm our business and results of operations.
If we are unable to sustain pricing levels for our platform services and products, whether due to competitive pressure or otherwise, our gross margins could be significantly reduced. Our portfolio of connected machines range from $149.00 to $999.00 MSRP, and subscription offerings range from $9.99 per month to $95.88 per year for Cricut Access or $119.88 per year for Cricut Access Premium, which includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping. Within our extensions, accessories and materials, our SKUs range in price from $0.99 to $999.00.
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
Further, our decisions around the development of new products and platform services are grounded in assumptions about eventual pricing levels. If there is price compression in the market after these decisions are made, our business and results of operations could be adversely affected.
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
We have grown rapidly in recent years and have limited operating experience at our current size. For example, our revenue grew from $959.0 million in 2020 to $1,306.2 million in 2021 before reducing to $886.3 million in 2022 and $765.1 million in 2023. In addition, between December 31, 2021 and December 31, 2022, our employee headcount decreased from over 830 to over 775. As of December 31, 2023, our employee headcount was over 690, and as March 31, 2024, our employee headcount was over 620. In March 2024, due to the challenging macroeconomic environment and with the goal of maintaining the health and sustainability of the company, we implemented a workforce reduction which impacted approximately 8% of Cricut employees. While we do not expect headcount growth to continue at the same pace as in recent years, we may choose to significantly increase headcount again in the future. Further, as we grow, our business becomes increasingly complex, particularly for a company of our relative size. To effectively manage and capitalize on our growth, we must continue to forecast demand and manage our supply chain, expand our sales and marketing, focus on innovative product development, upgrade and secure our management information systems and other processes and obtain more space for our expanding staff. Our continued growth and complexity could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training and managing a diffuse and growing employee base. Failure to scale with growth could harm our future success, including our ability to effectively focus on and pursue our corporate objectives. Moreover, the complicated nature of our business, in which we design our own products, develop our own design apps, rely on third-party manufacturers and sell our products through brick-and-mortar and online retail partners, as well as through our website, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. If we do not adapt to meet these evolving challenges, including hiring and maintaining the right number of employees for each aspect of our business, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products may suffer and our company culture may be harmed.
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
Our business has historically been influenced by seasonal trends. We generate a disproportionate amount of sales activity related to our products during the fourth quarter, due in large part to seasonal holiday demand. For example, in 2021, 2022 and 2023, our fourth quarter represented 30%, 32% and 30% of total revenue for the year, respectively. Our promotional discounting activity is also higher in the fourth quarter, which negatively impacts gross margin during this period. Accordingly, adverse events that occur during these months could have a disproportionate effect on our results of operations for the entire fiscal year. In contrast, sales of accessories and materials typically slow in the second quarter of the year in connection with school summer holidays. Seasonality in our business can also be skewed by macroeconomic factors, such as inflation and reduction in consumer demand. In addition, seasonality can be affected by introductions of new or enhanced products, including the costs associated with such introductions. Furthermore, our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. For example, we experienced unusually high demand in the first and second quarters of 2021, which is inconsistent with normal seasonality patterns. Accordingly, yearly or quarterly comparisons of our results of operations may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Moreover, we experienced a significant increase in sales after the outbreak of the COVID-19 pandemic, and the rollout of COVID-19 vaccines, lifting of restrictions on movement and/or normalized full-time return to work trends have negatively impacted demand for our products and platform services, as have current deteriorating general economic conditions, inflationary pressures affecting the pricing of our products, and changes in consumer spending preferences and buying trends, and our sales activity may continue to diminish as a result. As a result of these factors, our rate of adding new users is declining in comparison to recent years and, in the short term, the number of Paid Subscribers could remain flat or decline.
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
•seasonal fluctuations in platform revenue, engagement by users and purchases of accessories and materials;
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
We believe that our growth depends on our ability to reach our market opportunity in terms of our SAM, which includes active creatives who we address with our current products and price points, and our TAM, which includes potential creatives who we believe we can reach over the long term as we make products for new uses and products that are more accessible, even easier to use and available at a broad set of price points. See the section titled “Business - Our Opportunity” included in the Annual Report. We assess our SAM and TAM in the United States and Canada, as well as internationally. We believe that in order to further penetrate our SAM and TAM, we must continually improve ease of use and user experience, launch new products in new categories and expand internationally. For example, some users find our connected machines to be challenging to use or may require user education in order to operate them efficiently or have the best user experience. If we are not able to make our connected machines easier to use or improve user education and experience, we may not be able to expand our SAM and TAM. Our SAM and TAM are representative of a broad demographic. However, historically we have served a largely female demographic representing 92% of our users as of December 31, 2023. We continue to explore additional offerings that address new categories that will appeal to a wider demographic. Any new offerings may not appeal to current consumer preferences and may not be accepted by our user community or potential new users. While we believe our growth depends on our ability to expand our sales into our SAM and our TAM, we cannot be certain that we will be successful in doing so.
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
Our top seven brick-and-mortar and online retail partners, measured by the Products revenue we derive from them, accounted for 37% of Products revenue for the year ended December 31, 2022, 33% for the year ended December 31, 2023, and 30% for the three months ended March 31, 2024. Gross margins from sales to retailers may decline as a result of a number of factors outside our control, including inflationary pricing pressures, tariffs as a result of trade wars and our reliance on two primary contract manufacturers which hold influence over the supply chain. This may magnify the impact of variations in revenue and operating costs on our results of operations, which in turn could adversely affect our overall margins and profitability. We had in 2021, 2022 and 2023, and may continue to have in the future, low gross margins in the early stages of our relationships with certain brick-and-mortar and online retail partners, particularly international brick-and-mortar and online retail partners that often require significant ramp-up periods, which has and may in the future adversely affect our total revenue. To compete effectively, we have been, and may in the future decide to offer significant discounts to large brick-and-mortar and online retail partners at lower margins or reduce or withdraw from existing relationships with smaller brick-and-mortar and online retail partners, which could negatively impact our revenue and could adversely affect our gross margins and overall profitability.
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
Failures in Internet infrastructure or interference with broadband access, including regulatory actions, could cause current or potential users to believe that our platform system or design apps are unreliable, possibly leading our users to switch to our competitors or to avoid using our products and platform.
Many of our products and our platform depend on our users’ high-speed broadband access to the Internet. Increasing numbers of users and increasing bandwidth requirements may degrade the performance of our users’ Internet access and therefore their access to or experience with our services and design apps. If Internet access service providers have outages or deterioration in their quality of service, our users will not have access to our platform or may experience a decrease in the quality of our services. Frequent or persistent interruptions, even if resulting from users’ personal Internet access rather than our systems, could cause current or potential users to believe that our systems or services are unreliable, leading them to switch to our competitors or avoid using our products and platform, and could permanently harm our reputation and brands.
In addition, users who access our platform through mobile devices, such as smartphones and tablets, should utilize a high-speed connection, such as Wi-Fi, 4G, 5G or LTE, to ensure the best experience with our services and design apps. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent phone companies, cable companies and wireless companies. These providers could take measures that degrade, disrupt or increase the cost of user access to high-speed Internet connections, any of which would make our platform less attractive to users, and reduce our revenue. Failures of Internet infrastructure or interference with broadband access may also impact our international expansion in countries that lack widespread high-speed Internet.
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
An economic downturn or economic uncertainty may adversely affect consumer discretionary spending and demand for our products and platform services.
Our products and platform services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, inflationary pressures, consumers’ individual savings-to-spend ratio, levels of unemployment, discretionary time and money available, tax rates and political factors, including war or other armed conflicts, including the current conflicts between Russia and Ukraine and in the Middle East. While we saw an increase in demand for our products and platform services during the COVID-19 pandemic in 2020 and 2021, our current revenue growth rates are declining compared to those years. There can be no assurance that sales will return to 2020 and 2021 levels in the future or that we will be able to continue to significantly grow our revenue in a post-COVID-19 environment. To date, our business has operated almost exclusively in a relatively strong economic environment. Current deteriorating general economic conditions, inflationary pressures affecting the pricing of our products, and changes in consumer spending preferences and buying trends are having an adverse effect on demand for our products. Further, a federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets. Unfavorable economic conditions or other related factors may lead consumers to delay or reduce purchases of our products and platform services, and consumer demand for our products and platform services may not grow as we expect. As a result of these factors, our rate of adding new users is declining in comparison to recent years and, in the short term, the number of Paid Subscribers could remain flat or decline. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and platform services could adversely affect our business, financial condition and results of operations.
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
In August 2022, we entered into a credit agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A, as administrative agent, and the lenders party thereto, providing for a five-year senior secured revolving credit facility with aggregate lender commitments of $300.0 million. We have the option to increase the lender commitments by up to $150.0 million (for maximum aggregate lender commitments of up to $450.0 million), subject to the satisfaction of certain conditions under the Credit Agreement, including obtaining the consent of the administrative agent and each lender being added or increasing its commitment.
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
We may not be able to satisfy our debt obligations upon the occurrence of a change in control under the Credit Agreement.
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
All of the components that go into the manufacturing of our products, including our accessories and materials, are sourced from a limited number of third-party suppliers, many of which are located internationally. Some of the key components our manufacturers use in the production of our products come from a limited or single source of supply. We are subject to the risk of shortages and long lead times in the supply of these components or accessories and materials, and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with procuring certain components or accessories and materials are lengthy and preclude rapid changes in quantities and delivery schedules and could increase for a number of reasons outside our control, including natural disaster, a pandemic, social or political unrest or other interruptions. In particular, a variety of recent events have caused, and will likely continue to cause, interruptions in the development, manufacturing, sourcing and shipment of our products, which could adversely affect our revenue, gross margins and results of operations. In recent years, we have secured long-lead-time component supply directly from suppliers on a purchase order basis. Our contract manufacturers then procure these components from our suppliers within the lead times provided by our finished goods purchase orders based on component allocations that we control. To the extent that we do not accurately forecast the components we purchase, we may be left paying for components that our contract manufacturers do not need. Our contract manufacturers may from time to time have disputes or litigation with third-party suppliers regarding any number of matters, including contractual issues related to the manufacture of our products. We may choose to intervene in these disputes, including by paying financial settlements, in order to avoid interruption of our supply. Furthermore, most of our contract manufacturers’ primary facilities are located in Malaysia and China, which exposes us to certain additional risks in addition to the above that could adversely affect our business, financial condition and results of operations. For example, we have experienced issues with the import of goods and services from certain ports. Access to credit in Asia is tightening, which is having an impact on the terms upon which we and our contract manufacturers are able to obtain access to components or accessories and materials from particular suppliers. If we or our contract manufacturers lose access to components or accessories and materials from a particular supplier or experience a significant disruption in the supply of products and components from a current supplier, we may be unable to locate alternative suppliers of comparable quality on terms that are acceptable to us, or at all, which may undermine our ability to deliver our products to brick-and-mortar and online retail partners or users in a timely manner and our business could be materially and adversely affected. Such supply chain issues, if severe enough, could also affect our contract manufacturers’ ability to remain in business, which would require us to shift production of products made by such manufacturers to other of our manufacturers or new manufacturers, either of which could result in delays in delivery of our products and could have a material and adverse effect on our business. In addition, if we experience an increase in demand for our products, our suppliers may not have the capacity or may elect not to meet our needs as they allocate components or accessories and materials to their other customers. Identifying suitable alternate sources of supply for these components or accessories and materials is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance and labor and other ethical practices. Accordingly, a loss of any of our component or accessories and materials suppliers could adversely affect our business, financial condition and results of operations.
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
If we overestimate our production requirements, we or our contract manufacturers may purchase excess components and build excess inventory. If we, or our contract manufacturers at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess components or products. In limited circumstances, we have agreed to reimburse our manufacturers for purchased components that were not used as a result of our decision to discontinue products or the use of particular components. If we incur costs to cover excess supply commitments, this would harm our business. If we underestimate our product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt the manufacturing of our products and result in delays or cancellation of orders from brick-and-mortar and online retail partners, distributors and online sales channels. We may be required to incur higher costs to secure the necessary production capacity and components to meet unanticipated demand, which could result in lower margins. While supply chain conditions have improved during 2023 and 2024, if our supply chain faces challenges again, it could continue to put pressure on margins.
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
In the event of any significant interruption in service by shipping providers or at airports or shipping ports, we may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver our products in a timely and cost-efficient manner. As a result, we could experience delays, increased shipping costs and lost sales as a result of missed delivery deadlines and product demand cycles. For example, at times during the COVID-19 pandemic, shipping of our products was delayed, which inconvenienced our users and brick-and-mortar and online retail partners. We could experience shipping delays in the future as a result of shortages of containers and ships, local port challenges or for other reasons. Furthermore, if the cost of delivery or shipping services were to increase significantly and the additional costs could not be covered by product pricing, our results of operations could be adversely affected.
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
Our platform and connected machines may be affected by design and manufacturing defects. In addition, sophisticated firmware and applications, such as those offered by us, may have issues that unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in software, components and products that we source from third parties. Any such defects could make our platform and products unsafe, create a risk of environmental or property damage, personal injury or data privacy, security and data protection harms, and subject us to the hazards and uncertainties of product liability and other claims and related litigation. As a result, our services may not perform as anticipated and may not meet expectations. There can be no assurance that we will be able to detect and fix all issues and defects in the hardware, software and services we offer.
Failure to timely identify, patch, fix or recall products and services with such defects could result in widespread technical and performance issues affecting our platform and products and could lead to claims against us. We maintain general liability insurance; however, design and manufacturing defects, and claims related thereto, may subject us to judgments or settlements that result in damages materially in excess of the limits of our insurance coverage. In addition, we may be exposed to recalls, product replacements or modifications, write-offs of inventory or intangible assets and significant warranty and other expenses, such as litigation costs and regulatory fines. If we cannot successfully defend any large claim, maintain our general liability insurance on acceptable terms or maintain adequate coverage against potential claims, our financial results could be adversely affected.
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
Information technology helps us operate more efficiently, interface with users and brick-and-mortar and online retail partners, offer features for our products and services, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure necessary information technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of brick-and-mortar and online retail partners or users, business disruptions or the loss of or unauthorized access to personal information or personal data or loss or damage to intellectual property through a cyberattack or other security breach or incident. Cyberattacks and other means of attempting and causing security breaches and incidents, are becoming increasingly sophisticated, including as a result of the proliferation of artificial intelligence and machine learning. The use of artificial intelligence and machine learning may result in cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of artificial intelligence and machine learning applications could adversely affect our reputation and results of operations. We have been subject to cyberattacks, security breaches, and incidents in the past, and such cyberattacks and other security breaches and incidents could expose us to a risk of lost, exposed or corrupted information, unauthorized disclosure of information, litigation and possible liability to employees, users, brick-and-mortar and online retail partners and regulatory authorities. In addition, a significant portion of our data and information is hosted in a cloud-computing environment, where design apps and data are hosted, accessed and processed through a third-party provider over a broadband Internet connection. In a cloud-computing environment, we could be subject to outages, security breaches and incidents and cyberattacks affecting the third-party service provider. More of our and our service providers’ personnel are working remotely in recent years than prior to the COVID-19 pandemic, which increases the risks of cyberattacks and security breaches and incidents.
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
Moreover, we manufacture and sell hardware and software products that allow our users to store confidential information, including their original designs, locally or in our cloud infrastructure. While we have measures in place to protect and update our software installed on our users’ devices, we do not have measures to configure, update or secure our users’ desktop or mobile devices or any information stored in our users’ own systems or at their locations, which is the responsibility of our users. While we have implemented security measures designed to protect our hardware and software products from unauthorized access and cyberattacks, these measures may not be effective in securing these products, particularly since techniques used to obtain unauthorized access or otherwise sabotage systems, change frequently and may not be recognized until launched against a target. A cyberattack, security breach or incident or other event that causes the loss or public disclosure of, or unauthorized access by third parties to, sensitive information stored by us or our brick-and-mortar and online retail partners, or the perception that any of these have occurred, could have serious negative consequences for our business, including loss of information, indemnity obligations, claims, regulatory investigations, fines, penalties and damages, reduced demand for our products and services, an unwillingness of our users to use our products or services, harm to our reputation and brand, and time consuming and expensive litigation, any of which could adversely affect our financial results. We also expect to incur significant costs in an effort to detect and prevent cyberattacks and security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived cyberattack or security breach or incident.
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
Our Class A common stock has one vote per share and our Class B common stock has five votes per share, except as otherwise required by law. As of March 31, 2024, Petrus and affiliates hold 124,644,363 shares of issued and outstanding Class B common stock. Accordingly, Petrus and affiliates hold approximately 71% of the voting power of our outstanding capital stock in the aggregate. Petrus is able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Petrus may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between Petrus and our other stockholders, which may result in Petrus undertaking, or causing us to undertake, actions that would be desirable for Petrus but would not be desirable for our other stockholders.
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
•other events or factors, including those resulting from war, including the current conflicts between Russia and Ukraine and in the Middle East, incidents of terrorism, man-made or natural disasters, pandemics or responses to these events;
•the effects of our stock repurchase program and any dividends;
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
Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, hold, in the aggregate, approximately 91% of the total voting power of shares of our outstanding common stock, based on the number of shares outstanding as of March 31, 2024. Further, Petrus and affiliates, collectively, are currently our largest stockholder. Petrus and affiliates hold approximately 71% of the total voting power of our common stock-based on the number of shares outstanding as of March 31, 2024. As a result, our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our Class A common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our Class A common stock.

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
We may reduce or discontinue the payment of cash dividends in the future.
We recently announced the declaration of a semi-annual, regular cash dividend program of $0.10 per share. In addition, we declared a $0.35 per share special dividend payable February 15, 2023, for stockholders of record on February 1, 2023, an additional $1.00 per share special dividend payable July 17, 2023, for stockholders of record on July 3, 2023, and an additional $0.40 per share special dividend payable July 19, 2024, for stockholders of record on July 2, 2024. However, we are not obligated to pay dividends on our Class A and Class B common stock and we may not pay any other dividends in the future. Although we anticipate paying regular semi-annual dividends in the future, dividend declarations and the establishment of future record and payment dates are subject to our board of directors’ continuing determination that our dividend program is in the best interests of our stockholders and in compliance with all laws and agreements applicable to the declaration and payment of cash dividends. Additionally, our ability to pay dividends on our capital stock is limited by the restrictions under the terms of our Credit Agreement. Generally, under our Credit Agreement, we cannot pay dividends on our capital stock unless both (a) no default or event of default has occurred and is continuing and (b) our Leverage ratio (as defined therein) will not exceed 2.50 to 1.00, determined on a pro forma basis as of the most recently completed fiscal quarter for which we have delivered financial statements to the administrative agent and giving effect to any indebtedness incurred in connection therewith. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. Any reduction or suspension in our dividend payments could have a negative effect on the price of our Class A common stock. If we do not pay dividends, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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

Our business is subject to the risk of earthquakes, fire, power outages, floods, public health crises, such as post-COVID-19 factors, and other catastrophic events, and to interruption by man-made problems such as war or terrorism.
Our business is vulnerable to damage or interruption from earthquakes, fires, pandemics, floods, power losses, telecommunications failures, terrorist attacks, acts of war, including the current conflicts between Russia and Ukraine and in the Middle East, human errors, break-ins, public health crises, such as the impacts of the COVID-19 pandemic and similar events. The third-party systems and operations and manufacturers we rely on are subject to similar risks. For example, we engage third-party service providers, a portion of whose software development staff resides in Ukraine. Due to the current conflict, we may experience an interruption in the services provided by these parties. Our insurance policies may not cover losses from these catastrophic events or may provide insufficient compensation that does not cover our total losses. For example, a significant natural disaster, such as a pandemic, earthquake, fire or flood, could adversely affect our business, financial condition and results of operations, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products, that house our servers, or from which we generate content. As we rely heavily on our computer and communications systems, and the Internet to conduct our business and provide high-quality Cricut Member Care, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and manufacturers’ businesses, which could adversely affect our business, financial condition and results of operations.
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
The estimates of market size included in our Annual Report or that we have provided publicly may prove to be inaccurate, and even if the market in which we compete is of the size we estimate, we cannot assure you that our business will penetrate some or all of our SAM or TAM.
Market size estimates are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates of market size in our Annual Report or that we have provided publicly relating to our SAM and TAM, including estimates based on our commissioned surveys or our own internal survey data, may prove to be inaccurate. Even if the market is of the size we estimate, we may not further penetrate our SAM or TAM, or at all. Accordingly, the estimates of market size should not be taken as indicative of our future growth.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding share repurchases made by Cricut during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
January 1, 2024 through January 31, 2024	1,697,272	$6.34	1,697,272	$451
February 1, 2024 through February 29, 2024	—	$—	—	$451
March 1, 2024 through March 31, 2024	—	$—	—	$451
Total	1,697,272	$6.34	1,697,272	$451
(1) On August 9, 2022, we announced that our Board of Directors had approved a common stock repurchase program under which we may purchase shares of our outstanding Class A common stock up to an aggregate transactional value of $50 million, depending on our continuing analysis of market, financial, and other factors. The share repurchase program may be suspended or discontinued at any time and does not have a predetermined expiration date. On May 6, 2024, the Board of Directors approved an additional $50 million for the share repurchase program.

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

Date:	May 7, 2024	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2024	By:		/s/ Kimball Shill
			Name:	Kimball Shill
			Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	May 7, 2024	By:		/s/ Ryan Harmer
			Name:	Ryan Harmer
			Title:	VP of Accounting, Corporate Controller
(Principal Accounting Officer)