Form 10-Q
period 2024-06-30
Cricut, Inc.
filed 2024-08-07
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2024, the registrant had 53,522,018 shares of Class A Common Stock, and 162,845,967 shares of Class B Common Stock, outstanding.

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
•risks related to general socio-economic and political conditions, consumer confidence, as well as current macro-economic and post-COVID-19 factors; and
•the other factors identified under, or incorporated by reference in, the section titled “Risk Factors” appearing elsewhere in this Quarterly Report on Form 10-Q.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. These statements are only predictions based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. There are important factors that could cause our actual results, events or circumstances to differ materially from the results, events or circumstances expressed or implied by the forward-looking statements, including those factors discussed, or incorporated by reference, in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should specifically consider the numerous risks outlined, or incorporated by reference, in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained, or incorporated by reference, in this Quarterly Report on Form 10-Q.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Cricut, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share )

	As of June 30, 2024	As of December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$195,552	$142,187
Marketable securities	103,907	102,952
Accounts receivable, net	83,752	111,247
Inventories	192,340	244,469
Prepaid expenses and other current assets	35,600	19,114
Total current assets	611,151	619,969
Property and equipment, net	42,074	47,614
Operating lease right-of-use asset	10,286	12,353
Deferred tax assets	44,322	34,823
Other assets	34,278	35,363
Total assets	$742,111	$750,122
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,974	$76,860
Accrued expenses and other current liabilities	70,492	71,933
Deferred revenue, current portion	44,530	40,304
Operating lease liabilities, current portion	4,964	5,230
Dividends payable, current portion	122,302	2,137
Total current liabilities	276,262	196,464
Operating lease liabilities, net of current portion	6,862	8,938
Deferred revenue, net of current portion	2,595	2,931
Other non-current liabilities	7,848	6,916
Total liabilities	293,567	215,249
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023.	—	—
Common stock, par value $0.001 per share, 1,250,000,000 shares authorized as of June 30, 2024, 216,086,013 shares issued and outstanding as of June 30, 2024; 1,250,000,000 shares authorized as of December 31, 2023, 217,915,713 shares issued and outstanding as of December 31, 2023.	216	218
Additional paid-in capital	448,186	505,864
Retained earnings	—	28,514
Accumulated other comprehensive income	142	277
Total stockholders’ equity	448,544	534,873
Total liabilities and stockholders’ equity	$742,111	$750,122

See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Platform	$77,649	$77,386	$155,935	$153,627
Products	90,298	100,379	179,404	205,365
Total revenue	167,947	177,765	335,339	358,992
Cost of revenue:
Platform	8,888	8,008	17,647	15,769
Products	69,219	82,102	136,258	178,902
Total cost of revenue	78,107	90,110	153,905	194,671
Gross profit	89,840	87,655	181,434	164,321
Operating expenses:
Research and development	14,315	16,346	29,168	34,147
Sales and marketing	33,354	29,407	66,384	59,023
General and administrative	15,739	22,652	34,245	41,372
Total operating expenses	63,408	68,405	129,797	134,542
Income from operations	26,432	19,250	51,637	29,779
Other income (expense):
Interest income	3,053	3,118	5,471	4,871
Interest expense	(80)	(80)	(161)	(159)
Other income	387	653	1,135	1,294
Total other income, net	3,360	3,691	6,445	6,006
Income before provision for income taxes	29,792	22,941	58,082	35,785
Provision for income taxes	10,023	6,917	18,666	10,662
Net income	$19,769	$16,024	$39,416	$25,123
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable securities, net of tax	$242	$(318)	$(46)	$(130)
Change in foreign currency translation adjustment, net of tax	(1)	(50)	(89)	(32)
Comprehensive income	$20,010	$15,656	$39,281	$24,961
Earnings per share, basic	$0.09	$0.07	$0.18	$0.12
Earnings per share, diluted	$0.09	$0.07	$0.18	$0.11
Weighted-average common shares outstanding, basic	216,422,513	216,963,697	215,986,713	216,236,887
Weighted-average common shares outstanding, diluted	217,501,646	219,915,839	217,390,891	219,597,977
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	217,915,713	$218	$505,864	$28,514	$277	$534,873
Net income	—	—	—	19,647	—	19,647
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	548,344	1	(2,324)	—	—	(2,323)
Forfeiture of unvested common stock and dividend equivalents	(64,001)	—	73	—	—	73
Repurchase of common stock	(1,697,272)	(2)	(10,793)	—	—	(10,795)
Stock-based compensation	—	—	11,473	—	—	11,473
Other comprehensive loss	—	—	—	—	(376)	(376)
Balance as of March 31, 2024	216,702,784	$217	$504,293	$48,161	$(99)	$552,572
Net income	—	—	—	19,769	—	19,769
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	880,919	1	(4,426)	—	—	(4,425)
Forfeiture of unvested common stock and dividend equivalents	(24,629)	—	48	—	—	48
Repurchase of common stock	(1,473,061)	(2)	(9,306)	—	—	(9,308)
Dividends declared	—	—	(53,727)	(67,930)	—	(121,657)
Stock-based compensation	—	—	11,304	—	—	11,304
Other comprehensive income	—	—	—	—	241	241
Balance as of June 30, 2024	216,086,013	$216	$448,186	$—	$142	$448,544

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other ComprehensiveLoss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	219,656,587	$220	$672,990	$—	$(475)	$672,735
Net income	—	—	—	9,099	—	9,099
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	43,671	—	(169)	—	—	(169)
Forfeiture of unvested common stock and dividend equivalents	(103,906)	—	275	—	—	275
Repurchase of common stock	(346,699)	(1)	(3,243)	—	—	(3,244)
Dividend equivalents issued	—	—	4,366	—	—	4,366
Stock-based compensation	—	—	10,895	—	—	10,895
Other comprehensive income	—	—	—	—	206	206
Balance as of March 31, 2023	219,249,653	$219	$685,114	$9,099	$(269)	$694,163
Net income	—	—	—	16,024	—	16,024
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	884,619	1	(4,583)	—	—	(4,582)
Forfeiture of unvested common stock and dividend equivalents	(199,898)	—	120	—	—	120
Repurchase of common stock	(104,070)	—	(967)	—	—	(967)
Dividends declared	—	—	(209,502)	(25,123)	—	(234,625)
Stock-based compensation	—	—	12,542	—	—	12,542
Other comprehensive loss	—	—	—	—	(368)	(368)
Balance as of June 30, 2023	219,830,304	$220	$482,724	$—	$(637)	$482,307
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$39,416	$25,123
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	15,094	14,378
Bad debt expense (benefit)	(454)	6,563
Impairments	—	1,959
Stock-based compensation	21,376	22,307
Deferred income tax	(9,484)	(7,447)
Non-cash lease expense	2,539	2,478
Unrealized foreign currency (gain) loss	589	599
Provision for inventory obsolescence	(3,028)	10,280
Other	(1,040)	(1,290)
Changes in operating assets and liabilities:
Accounts receivable	27,320	40,665
Inventories	56,928	50,356
Prepaid expenses and other current assets	(16,492)	5,286
Other assets	(122)	(523)
Accounts payable	(42,060)	4,277
Accrued expenses and other current liabilities and other non-current liabilities	(25)	(16,457)
Operating lease liabilities	(2,799)	(2,702)
Deferred revenue	3,890	3,760
Net cash and cash equivalents provided by operating activities	91,648	159,612
Cash flows from investing activities:
Purchases of marketable securities	(25,442)	—
Proceeds from maturities of marketable securities	25,440	—
Purchases of property and equipment, including capitalized software development costs	(9,963)	(12,825)
Net cash and cash equivalents used in investing activities	(9,965)	(12,825)
Cash flows from financing activities:
Repurchases of common stock	(20,103)	(4,210)
Proceeds from exercise of stock options	—	208
Employee tax withholding payments on stock-based awards	(6,541)	(5,799)
Cash dividend	(1,547)	(75,808)
Net cash and cash equivalents used in financing activities	(28,191)	(85,609)
Effect of exchange rate on changes on cash and cash equivalents	(127)	—
Net increase in cash and cash equivalents	53,365	61,178
Cash and cash equivalents at beginning of period	142,187	224,943
Cash and cash equivalents at end of period	$195,552	$286,121
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$30,389	$12,086
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$477	$—
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$1,545	$2,447
Tax withholdings on stock-based awards included in accrued expenses and other current liabilities	$659	$483
Stock-based compensation capitalized for software development costs	$695	$975
Dividends declared but unpaid	$122,332	$234,625
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
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows and the changes in equity for the interim periods. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending December 31, 2024, or any other period.
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
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses, and is effective for fiscal years beginning after December 15, 2023 on a retrospective basis. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
2.Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. For revenue recognition, examples of estimates and judgments include: determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price of performance obligations, and estimating variable consideration such as sales incentives and product returns. Other estimates include the warranty reserve, allowance for credit losses, inventory reserve, intangible assets and other long-lived assets valuation, legal contingencies, stock-based compensation, income taxes, deferred tax assets valuation and developed software, among others. These estimates and assumptions are based on the Company’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including any effects of the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from these estimates.
Fair Value Measurement
The Company measures at fair value certain of its financial and non-financial assets and liabilities by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.
Money market funds and certain marketable securities are highly liquid investments and are actively traded. The pricing information for these assets is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. Other marketable securities such as U.S. Treasury securities are valued using observable inputs from similar assets, or from observable data in markets that are not active; these assets are classified as Level 2 of the fair value hierarchy. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. There were no liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.
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
As of June 30, 2024, December 31, 2023, and January 1, 2023, the Company had net accounts receivable balances of $83.8 million, $111.2 million and $136.5 million, respectively. As of June 30, 2024, and December 31, 2023, the Company had an allowance for credit losses against accounts receivable of $1.1 million and $2.0 million, respectively.
3.Revenue and Deferred Revenue
Deferred revenue relates to performance obligations for which payments have been received from the customer prior to revenue recognition. Deferred revenue primarily consists of deferred subscription-based services. Deferred revenue also includes amounts allocated from the sale of a connected machine to the unspecified upgrades and enhancements and the Company’s cloud-based services. The Company has recognized no contract assets as of June 30, 2024, December 31, 2023 and January 1, 2023.
The following table summarizes the changes in the deferred revenue balance for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
(in thousands)
Deferred revenue, beginning of period	$43,235	$38,658
Recognition of revenue included in beginning of period deferred revenue	(31,834)	(27,416)
Revenue deferred, net of revenue recognized on contracts in the respective period	35,724	31,175
Deferred revenue, end of period	$47,125	$42,417
As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the deferred revenue balance.
The Company expects the following recognition of deferred revenue as of June 30, 2024:

	Year Ended December 31,
	2024 (remainder of year)	2025	2026	2027	Total
(in thousands)
Revenue expected to be recognized	$35,777	$9,940	$1,274	$134	$47,125
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 16 under the heading “Segment Information.”
Revenue recognized during the three and six months ended June 30, 2024 related to performance obligations satisfied or partially satisfied was $0.3 million and $2.9 million, respectively.

The following table presents the total revenue by geography based on the ship-to address for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
North America*	$134,415	$145,124	$269,250	$292,880
International	33,532	32,641	66,089	66,112
Total revenue	$167,947	$177,765	$335,339	$358,992
*North America revenue consists of revenues from the United States and Canada.
The following table presents the total revenue by source for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
Platform	$77,649	$77,386	$155,935	$153,627
Connected machines	43,970	37,284	80,918	71,415
Accessories and materials	46,328	63,095	98,486	133,950
Total revenue	$167,947	$177,765	$335,339	$358,992
4.Cash, Cash Equivalents, and Financial Instruments
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Adjusted Cost	Total Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$139,840	$—	$139,840	$139,840	$—
Level 1:
Money market funds	55,712	—	55,712	55,712	—
Subtotal	55,712	—	55,712	55,712	—
Level 2:
U.S. treasury securities	103,427	480	103,907	—	103,907
Subtotal	103,427	480	103,907	—	103,907
Total	$298,979	$480	$299,459	$195,552	$103,907

	As of December 31, 2023
	Adjusted Cost	Total Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$44,809	$—	$44,809	$44,809	$—
Level 1:
Money market funds	97,378	—	97,378	97,378	—
Subtotal	97,378	—	97,378	97,378	—
Level 2:
U.S. treasury securities	102,411	541	102,952	—	102,952
Subtotal	102,411	541	102,952	—	102,952
Total	$244,598	$541	$245,139	$142,187	$102,952
Marketable securities held as of June 30, 2024 generally mature over the next twenty-four months. As of June 30, 2024 and December 31, 2023 all balances were in a gain position, therefore there are no allowances for credit losses recorded for the periods presented.
5.Inventories
Inventories are comprised of the following:

	As of June 30, 2024	As of December 31, 2023
(in thousands)
Raw materials	$43,406	$44,935
Finished goods	232,315	286,988
Total inventories	$275,721	$331,923
Less: reserves	(51,388)	(54,416)
Total inventories, net	224,333	277,507
Inventories current	$192,340	$244,469
Inventories non-current (included in other assets)	$31,993	$33,038
The Company’s recorded inventory reserves as of June 30, 2024 consisted of $2.9 million related to excess connected machine inventory, $45.3 million related to excess accessories and materials inventory, and $3.2 million related to raw material components. Amounts charged to the reserve account are recorded primarily in cost of revenues.
6.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of June 30, 2024	As of December 31, 2023
(in thousands)
Sales incentives	$23,668	$30,479
Other accrued liabilities and other current liabilities	46,824	41,454
Total accrued expenses	$70,492	$71,933
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
As of June 30, 2024, and December 31, 2023 total unamortized debt issuance costs were $1.0 million and $1.2 million, respectively.
The Credit Agreement is collateralized by substantially all of the Company’s assets and contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for loans of this nature. In particular, the Credit Agreement will not permit the leverage ratio to be greater than 3.0 to 1.0, measured on the last day of any fiscal quarter. In addition, the Credit Agreement will not permit the interest coverage ratio to be less than 3.0 to 1.0, for any period of four consecutive quarters, measured on the last day of any fiscal quarter. Management has determined that the Company was in compliance with all financial and non-financial debt covenants as of June 30, 2024. As of June 30, 2024 and December 31, 2023, no amounts were outstanding under the Credit Agreement and available borrowings were $300.0 million.
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

The estimated effective tax rate was 33.6% and 32.1% for the three and six months ended June 30, 2024, respectively, and 30.2% and 29.8% for the three and six months ended June 30, 2023, respectively. The Company’s provision for income taxes was $10.0 million and $18.7 million for the three and six months ended June 30, 2024, respectively, and $6.9 million and $10.7 million for the three and six months ended June 30, 2023, respectively. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to an increase for permanent adjustments from Section 83(b) elections and stock-based compensation differences resulting from the decrease in stock price upon vesting versus the stock price at the grant date.
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
9.Capital Structure
As of June 30, 2024, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001 per share, and 1,250,000,000 shares of common stock, par value $0.001 per share, which was divided between two series: Class A common stock and Class B common stock. As of June 30, 2024, the Company had 1,000,000,000 shares of Class A common stock and 250,000,000 shares of Class B common stock authorized and 53,214,366 shares of Class A common stock and 162,871,647 shares of Class B common stock issued and outstanding. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock. During the six months ended June 30, 2024 and 2023, 3,540,837 and 8,573,915 shares of Class B common stock were converted to Class A common stock, respectively.

Stock Repurchase Program
On July 19, 2022, the Company’s Board of Directors approved a share repurchase program to purchase shares of our outstanding Class A common stock up to an aggregate transactional value of $50 million which was recently completed. On May 6, 2024, the Company’s Board of Directors approved an additional $50 million for the share repurchase program to purchase shares of its outstanding Class A common stock depending on the Company’s continuing analysis of market, financial, and other factors. The share repurchase program may be suspended or discontinued at any time and does not have a predetermined expiration date.
During the six months ended June 30, 2024, the Company repurchased and retired 3,170,333 shares of our Class A common stock for $20.0 million.
Dividends
On May 6, 2024, the Company declared a special dividend of $0.40 per share and a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on July 19, 2024 to shareholders of record as of July 2, 2024. As part of the dividends, and pursuant to the underlying award agreements, holders of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) received a dividend equivalent of $0.40 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $121.7 million was to be satisfied in cash of $108.2 million payable to holders of Class A and Class B common stock with the remaining $13.5 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures.
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
During the three and six months ended June 30, 2024, an aggregate of $0.1 million and $1.5 million, respectively, was paid in cash. During three and six months ended June 30, 2023, $0.3 million and $75.8 million was paid in cash, and during the six months ended June 30, 2023, $4.4 million was satisfied in the form of dividend equivalents to RSU or PRSU holders.
Dividends payable includes dividends declared but not yet paid and prior dividends on unvested shares of Class B common stock payable upon future vesting.

10.Stock-Based Compensation
Stock-Based Compensation Cost
The following table shows the stock-based compensation cost by award type for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
Equity classified awards
Restricted stock units	$10,027	$10,640	$19,824	$19,019
Stock options	244	520	680	1,146
Class B common stock	1,034	1,383	2,273	3,272
Liability classified awards	12	14	20	26
Total stock-based compensation	$11,317	$12,557	$22,797	$23,463
The following table sets forth the total stock-based compensation cost included in the Company’s condensed consolidated statements of operations and comprehensive income or capitalized to assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
Cost of revenue
Platform	$255	$214	$492	$329
Products	210	440	396	898
Total cost of revenue	465	654	888	1,227
Research and development	3,540	4,717	7,253	8,623
Sales and marketing	2,988	3,001	5,924	6,206
General and administrative	3,626	3,514	7,311	6,251
Total stock-based compensation expense	$10,619	$11,886	$21,376	$22,307
Capitalized for software development costs	365	545	695	975
Capitalized to inventories	333	126	726	181
Total stock-based compensation	$11,317	$12,557	$22,797	$23,463
As of June 30, 2024, there was $92.5 million of unrecognized stock-based compensation cost related to service-based awards which is expected to be recognized over a weighted-average period of 2.5 years. The total unrecognized compensation expense related to unvested PRSUs was $150.4 million as of June 30, 2024.
2021 Equity Incentive Plan
In March 2021, the Company’s 2021 Equity Incentive Plan became effective. The 2021 Equity Incentive Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. As of June 30, 2024, 50,889,323 shares of Class A common stock were reserved for issuance under this plan including shares reserved for previously granted awards discussed below as well as shares reserved for issuance of future awards under the plan.

A summary of the Company’s service-based restricted stock unit (“RSU”) activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2023	8,893,831	$14.38
Granted	4,784,410	$5.86
Vested	(2,467,161)	$15.56
Forfeited / cancelled	(505,028)	$13.21
Outstanding at June 30, 2024	10,706,052	$10.35
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
A summary of the Company’s PRSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of PRSUs (a)	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2023	6,766,001	$23.32
Forfeited / cancelled	(317,939)	$23.37
Outstanding at June 30, 2024	6,448,062	$23.32
a.Represents the maximum number of PRSUs assuming all performance targets are achieved.
The expense recognized each period for these PRSUs is primarily dependent upon the Company’s estimate of the probability of achieving the performance targets. At June 30, 2024, the Company determined it was not probable any performance conditions would be achieved so no stock-based compensation was recorded for these PRSUs during the six months ended June 30, 2024.
Options under the 2021 Equity Incentive Plan have a contractual term of 10 years. The exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of the shares on the date of grant.
A summary of the Company’s stock option activity under the 2021 Equity Incentive Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2023	2,999,085	$18.65	3.5	$—
Forfeited / cancelled	(94,737)	$18.65
Outstanding at June 30, 2024	2,904,348	$18.65	2.7	$—
Vested and exercisable at June 30, 2024	2,610,038	$18.65	2.7	$—
During the six months ended June 30, 2024 and 2023, no options were granted.

Certain employees received restricted stock unit equivalents (“RSU equivalents”) which upon vesting are settled for a cash payment equal to the difference between the Company’s stock price on the vesting date less the base price specified at the time of the grant. As of June 30, 2024, the total recognized liability for these awards was immaterial.
Unvested Class B Common Stock
The Company’s unvested Class B common stock resulted from the Corporate Reorganization and is not part of the 2021 Equity Incentive Plan. Activity related to Class B common stock subject to future vesting for the six months ended June 30, 2024 is as follows:

	Number of Unvested Shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2023	1,656,679	$20.00
Vested	(1,067,925)	$20.00
Forfeited / cancelled	(88,630)	$20.00
Outstanding at June 30, 2024	500,124	$20.00
Options to Purchase Class B Common Stock
The Company’s options to purchase Class B common stock resulted from the Corporate Reorganization and are not part of the 2021 Equity Incentive Plan. A summary of the Company stock option activity for the options to purchase shares of Class B common stock is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2023	259,425	$7.69	1.9	$—
Forfeited / cancelled	(28,000)	$7.69
Outstanding at June 30, 2024	231,425	$7.69	1.3	$—
Vested and exercisable at June 30, 2024	231,425	$7.69	1.3	$—
During the six months ended June 30, 2024 and 2023, the total intrinsic value of options exercised was immaterial.
2021 Employee Stock Purchase Plan
In March 2021, the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”) became effective. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of June 30, 2024, 10,602,602 shares of our Class A common stock were available for sale under the 2021 ESPP.
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
The Company has determined its leases should be classified as operating leases. Variable lease costs are comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and are classified as lease cost due to the Company's election to not separate lease and non-lease components. The Company incurred operating lease costs of $1.3 million and $2.7 million for the three and six months ended June 30, 2024, respectively, and $1.3 million and $2.7 million, respectively for the three and six months ended June 30, 2023. The Company also incurred variable lease costs of $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.2 million, for the three and six months ended June 30, 2023, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.5 million for both the three months ended June 30, 2024 and 2023, and $3.0 million for both the six months ended June 30, 2024 and 2023. These amounts were included in net cash provided by operating activities in the Company's consolidated statements of cash flows.
As of June 30, 2024, the maturities of the Company's operating lease liabilities were as follows:

Year Ended December 31,	Operating Leases
(in thousands)
2024 (remainder of the year)	$2,711
2025	4,596
2026	3,991
2027	967
Total lease payments	$12,265
Less: imputed interest	$(439)
Present value of operating lease liabilities	$11,826
Operating lease liabilities, current	$4,964
Operating lease liabilities, non-current	$6,862
The weighted average remaining operating lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	As of June 30, 2024	As of December 31, 2023
Weighted-average remaining lease term of operating leases	2.5 years	2.9 years
Weighted-average discount rate of operating leases	3.0%	2.5%
13.Restructuring
During the three months ended March 31, 2024, and March 31, 2023, the Company undertook restructuring plans to improve efficiency and streamline operations. Costs for each plan were primarily settled within the first fiscal quarter of 2023 and 2024, respectively. During the six months ended June 30, 2024, the Company recognized severance costs of $0.9 million, of which $0.4 million, $0.4 million and $0.1 million were recorded within research and development, selling and marketing, and general and administrative expense, respectively. During the six months ended June 30, 2023, the Company recognized severance costs of $1.2 million, of which $0.7 million, $0.3 million, $0.2 million were recorded within research and development, selling and marketing, and general and administrative expense, respectively.
14.Employee Benefit Plan
The Company sponsors a 401(k) plan for the benefit of its employees who have attained at least 18 years of age. The Company matches 50% of the first 12% of an employee’s salary contributed to the plan on the first day of the month following their hire date. The Company contributed $0.6 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and $1.3 million and $1.4 million for the six months ended June 30, 2024 and 2023, respectively.
15.Net Income Per Share
The computation of net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands, except share and per share amounts)
Basic earnings per share:
Net income	$19,769	$16,024	$39,416	$25,123
Shares used in computation:
Weighted-average common shares outstanding, basic	216,422,513	216,963,697	215,986,713	216,236,887
Earnings per share, basic	$0.09	$0.07	$0.18	$0.12

Diluted earnings per share:
Net income	$19,769	$16,024	$39,416	$25,123
Shares used in computation:
Weighted-average common shares outstanding, basic	216,422,513	216,963,697	215,986,713	216,236,887
Weighted-average effect of potentially dilutive securities:
Unvested common stock subject to forfeiture	279,481	1,740,938	535,850	2,283,285
Employee stock options	—	32,133	—	14,971
Restricted stock units	799,652	1,179,071	868,328	1,062,834
Diluted weighted-average common shares outstanding	217,501,646	219,915,839	217,390,891	219,597,977
Diluted net income per share	$0.09	$0.07	$0.18	$0.11
The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Employee stock options	3,135,773	3,050,351	3,135,773	3,050,351
Restricted stock units	5,924,084	4,728,505	10,484,929	8,068,678
Unvested common stock subject to forfeiture	227,864	367,133	245,442	552,113
As of June 30, 2024, 6,448,062 PRSUs were not assessed for inclusion in diluted earnings per share, and any potential antidilutive shares were excluded from the table above because they are subject to performance conditions that were not achieved as of such date.
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
The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of June 30, 2024, long-lived assets located outside the United States, primarily located in Malaysia and China, were $6.0 million.
The Platform segment derives revenue primarily from monthly and annual subscription fees, digital content, and a portion of the revenue allocated to unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services. For the six months ended June 30, 2024, upfront digital content revenue comprised 1% of Platform revenue. The remaining Platform revenue consists of ratably recognized subscription revenue. The Products segment derives revenue primarily from the sale of its connected machine hardware, and sale of craft, DIY, home décor products and extensions. There are no internal revenue transactions between the Company’s segments.
Key financial performance measures of the segments including revenue, cost of revenue and gross profit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
Platform:
Revenue	$77,649	$77,386	$155,935	$153,627
Cost of revenue	8,888	8,008	17,647	15,769
Gross profit	$68,761	$69,378	$138,288	$137,858

Products:
Revenue	$90,298	$100,379	$179,404	$205,365
Cost of revenue	69,219	82,102	136,258	178,902
Gross profit	$21,079	$18,277	$43,146	$26,463

Consolidated:
Revenue	$167,947	$177,765	$335,339	$358,992
Cost of revenue	78,107	90,110	153,905	194,671
Gross profit	$89,840	$87,655	$181,434	$164,321
17.Subsequent Events
On July 1, 2024, the Company granted 9,808,000 RSUs to employees and directors of the Company under the 2021 Equity Incentive Plan which vest 30% and 70% for the first and second tranches, subject to the Company achieving operating income over four consecutive quarters of $149 million and $240 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our interim condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed, or incorporated by reference, in the sections titled “Risk Factors” and “Note Regarding Forward-Looking Statements.”
Overview of Our Business and History
At Cricut, our mission is to help people lead creative lives. We have designed and built a creativity platform that enables our engaged and loyal community of 5.9 million Active Users to turn ideas into professional-looking handmade goods. We define “Active User” as a registered user of at least one registered connected machine who has utilized their connected machine to create a project in the last 365 days. With our highly versatile Design Space Platform and our products, including our connected machines and accessories and materials, our users create everything from personalized birthday cards, mugs and T-shirts, to large-scale interior decorations.
Our users’ journeys typically begin with the purchase of a connected machine. We currently sell a portfolio of connected machines that cut, write, score and create other decorative effects using a wide variety of materials including paper, vinyl, iron-on vinyl, pens, and more. Our connected machines are designed for a wide range of uses and are available at a variety of price points (MSRP by machine family as of June 30, 2024):
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
Users can leverage the full power of our platform by using our connected machines together with our free design apps, in-app purchases and subscription offerings to design and complete projects. All users can access a select number of free images, fonts and projects from our design apps or upload their own. In addition, we offer a wider selection of images, fonts and projects for purchase à la carte, including licensed content from partners with well-known brands and characters, like major motion picture studio[s. We also have two subscription offerings:
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
As of June 30, 2024, we had 2.8 million Paid Subscribers to Cricut Access and Cricut Access Premium.
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
Historically, we have experienced the highest revenue levels in the fourth quarter of the year, coinciding with the holiday shopping season in the United States. For example, in 2021, 2022 and 2023, our fourth quarter represented 30%, 32% and 30% of total revenue for the year, respectively. Our promotional discounting activity is higher in the fourth quarter as well, which negatively impacts gross margin during this period. For example, gross margin in the fourth quarter of 2023 was 42%, compared to gross margin of 45% for all of 2023. Additionally, sales of accessories and materials typically rise and fall with seasonal holiday crafting periods. The yearly seasonality patterns experienced in 2021, 2022, and 2023 are not representative of our typical historical patterns due to the unique aspects of the pandemic and condition of the global economy. For example, we experienced unusually high demand in the first and second quarters of 2021, which is inconsistent with normal seasonality patterns. In 2022, we experienced a deceleration of sales post-Q1 due to the global economic slowdown which drove a deviation from our typically expected seasonality. As the impact of the pandemic and global economic challenges on behaviors abate, we expect to return to a more normal seasonality pattern. As we continue to grow internationally, we expect we may experience seasonality in additional markets, which may differ from the seasonality experienced in the United States.
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

	As of June 30,
	2024	2023
Active Users (in thousands)	5,918	5,912
90-Day Engaged Users (in thousands)	3,541	3,652
Paid Subscribers (in thousands)	2,813	2,722

	Three Months Ended June 30,
	2024	2023
Platform ARPU	$52.61	$50.13
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
Revenue
Platform
We generate Platform revenue primarily from sales of subscriptions to Cricut Access and Cricut Access Premium, digital content, and a minimal amount of revenue allocated to the unspecified future upgrades and enhancements related to the essential software and access to our cloud-based services. For a monthly or annual subscription fee, Cricut Access includes a subscription to images, fonts and projects as well as other member benefits, including exclusive software features and functionality, discounts, and priority Cricut Member Care. For our annual subscription fee, Cricut Access Premium includes all the benefits of Cricut Access as well as additional discounts and preferred shipping. Digital content includes à la carte digital content purchases, including fonts, images and projects. Platform revenue is recognized on a ratable basis over time, during the subscription term for subscriptions, and at the point in time when control is transferred for à la carte digital content.

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

Other Income, Net
Other income, net consists primarily of interest income from our investments in marketable securities, offset by interest expense associated with our debt financing arrangements and amortization of debt issuance costs.
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
The following table is presented in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
Revenue:
Platform	$77,649	$77,386	$155,935	$153,627
Products	90,298	100,379	179,404	205,365
Total revenue	167,947	177,765	335,339	358,992
Cost of revenue:
Platform(1)	8,888	8,008	17,647	15,769
Products(1)	69,219	82,102	136,258	178,902
Total cost of revenue	78,107	90,110	153,905	194,671
Gross profit	89,840	87,655	181,434	164,321
Operating expenses:
Research and development(1)	14,315	16,346	29,168	34,147
Sales and marketing(1)	33,354	29,407	66,384	59,023
General and administrative(1)	15,739	22,652	34,245	41,372
Total operating expenses	63,408	68,405	129,797	134,542
Income from operations	26,432	19,250	51,637	29,779
Other income, net	3,360	3,691	6,445	6,006
Income before provision for income taxes	29,792	22,941	58,082	35,785
Provision for income taxes	10,023	6,917	18,666	10,662
Net income	$19,769	$16,024	$39,416	$25,123

(1)    Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
Cost of revenue
Platform	$255	$214	$492	$329
Products	210	440	396	898
Total cost of revenue	465	654	888	1,227
Research and development	3,540	4,717	7,253	8,623
Sales and marketing	2,988	3,001	5,924	6,206
General and administrative	3,626	3,514	7,311	6,251
Total stock-based compensation expense	$10,619	$11,886	$21,376	$22,307

Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
(dollars in thousands)
Revenue:
Platform	$77,649	$77,386	$263	—%	$155,935	$153,627	$2,308	2%
Products	90,298	100,379	(10,081)	(10)%	179,404	205,365	(25,961)	(13)%
Total revenue	$167,947	$177,765	$(9,818)	(6)%	$335,339	$358,992	$(23,653)	(7)%

Three Months Ended June 30, 2024 and 2023
Platform revenue increased by $0.3 million, or 0%, to $77.6 million for the three months ended June 30, 2024 from $77.4 million for the three months ended June 30, 2023. The increase was driven by an increase in the number of paid subscribers which increased from 2.7 million as of June 30, 2023 to 2.8 million as of June 30, 2024.
Products revenue decreased by $10.1 million, or 10%, to $90.3 million for the three months ended June 30, 2024 from $100.4 million for the three months ended June 30, 2023. The decrease was primarily driven by fewer units of Accessories & Materials sold during the period, partially offset by an increase in Connected Machine units sold during the period.
Six Months Ended June 30, 2024 and 2023
Platform revenue increased by $2.3 million, or 2%, to $155.9 million for the six months ended June 30, 2024 from $153.6 million for the six months ended June 30, 2023. The increase was driven by an increase in the number of paid subscribers which increased from 2.7 million as of June 30, 2023 to 2.8 million as of June 30, 2024.
Products revenue decreased by $26.0 million, or 13%, to $179.4 million for the six months ended June 30, 2024 from $205.4 million for the six months ended June 30, 2023. The decrease was primarily driven by fewer units of Accessories & Materials sold during the period, partially offset by an increase in Connected Machine units sold during the period.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
(dollars in thousands)
Cost of Revenue:
Platform	$8,888	$8,008	$880	11%	$17,647	$15,769	$1,878	12%
Products	69,219	82,102	(12,883)	(16)%	136,258	178,902	(42,644)	(24)%
Total cost revenue	$78,107	$90,110	$(12,003)	(13)%	$153,905	$194,671	$(40,766)	(21)%
Gross Profit:
Platform	68,761	69,378	(617)	(1)%	138,288	137,858	430	0%
Products	21,079	18,277	2,802	15%	43,146	26,463	16,683	63%
Total gross profit	$89,840	$87,655	$2,185	2%	$181,434	$164,321	$17,113	10%
Gross Margin
Platform	89%	90%			89%	90%
Products	23%	18%			24%	13%
Three Months Ended June 30, 2024 and 2023
Platform cost of revenue increased by $0.9 million, or 11%, to $8.9 million for the three months ended June 30, 2024 from $8.0 million for the three months ended June 30, 2023. The increase was primarily driven by an increase in the amortization of capitalized software costs.
Gross margin for Platform was 89% for the three months ended June 30, 2024 and 90% for the three months ended June 30, 2023. The decrease was primarily driven by an increase in the amortization of capitalized software costs.
Products cost of revenue decreased by $12.9 million, or 16%, to $69.2 million for the three months ended June 30, 2024 from $82.1 million for the three months ended June 30, 2023. The decrease was primarily driven by a reduction in inventory impairment charges compared to prior year and fewer unit sales of Accessories & Materials.
Gross margin for Products was 23% for the three months ended June 30, 2024 and 18% for the three months ended June 30, 2023. The increase was primarily driven by a reduction in inventory impairment charges partially offset by higher inventory procurement costs and more promotional activity.
Six Months Ended June 30, 2024 and 2023
Platform cost of revenue increased by $1.9 million, or 12%, to $17.6 million for the six months ended June 30, 2024 from $15.8 million for the six months ended June 30, 2023. The increase was primarily driven by an increase in the amortization of capitalized software costs.
Gross margin for Platform was 89% for the six months ended June 30, 2024 and 90% for the six months ended June 30, 2023. The decrease was primarily driven by an increase in the amortization of capitalized software costs.
Products cost of revenue decreased by $42.6 million, or 24%, to $136.3 million for the six months ended June 30, 2024 from $178.9 million for the six months ended June 30, 2023. The decrease was primarily driven by a reduction in inventory impairment charges compared to prior year and fewer units of Accessories & Materials sold during the period.
Gross margin for Products was 24% for the six months ended June 30, 2024 and 13% for the six months ended June 30, 2023. The increase was primarily driven a reduction in inventory impairment charges compared to prior year.

Operating Expenses
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
(dollars in thousands)
Research and development	$14,315	$16,346	$(2,031)	(12)%	$29,168	$34,147	$(4,979)	(15)%
As a percentage of total revenue	9%	9%			9%	10%
Research and development expenses decreased by $2.0 million, or 12%, to $14.3 million for the three months ended June 30, 2024 from $16.3 million for the three months ended June 30, 2023. The decrease was primarily due to a $2.0 million decrease in personnel-related expense.
Research and development expenses decreased by $5.0 million, or 15%, to $29.2 million for the six months ended June 30, 2024 from $34.1 million for the six months ended June 30, 2023. The decrease was primarily due to a $3.3 million decrease in personnel-related expense, a $1.4 million decrease in product development expenses for future products, and a $0.4 million decrease in professional services.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
(dollars in thousands)
Sales and marketing	$33,354	$29,407	$3,947	13%	$66,384	$59,023	$7,361	12%
As a percentage of total revenue	20%	17%			20%	16%
Sales and marketing expenses increased by $3.9 million, or 13%, to $33.4 million for the three months ended June 30, 2024 from $29.4 million for the three months ended June 30, 2023. The increase was primarily due to a $3.0 million increase in advertising and other marketing costs and a $1.1 million increase in personnel-related expense.
Sales and marketing expenses increased by $7.4 million, or 12%, to $66.4 million for the six months ended June 30, 2024 from $59.0 million for the six months ended June 30, 2023. The increase was primarily due to a $5.6 million increase in advertising and other marketing costs and a $1.9 million increase in personnel-related expense.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
(dollars in thousands)
General and administrative	$15,739	$22,652	$(6,913)	(31)%	$34,245	$41,372	$(7,127)	(17)%
As a percentage of total revenue	9%	13%			10%	12%
General and administrative expenses decreased by $6.9 million, or 31%, to $15.7 million for the three months ended June 30, 2024 from $22.7 million for the three months ended June 30, 2023. The decrease was primarily due to a $7.2 million decrease in bad debt expense.
General and administrative expenses decreased by $7.1 million, or 17%, to $34.2 million for the six months ended June 30, 2024 from $41.4 million for the six months ended June 30, 2023. The decrease was primarily due to a $7.3 million decrease in bad debt expense.

Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
(dollars in thousands)
Other income, net	$3,360	$3,691	$(331)	(9)%	$6,445	$6,006	$439	7%
Other income, net decreased by $0.3 million or 9% to $3.4 million for the three months ended June 30, 2024 from $3.7 million for the three months ended June 30, 2023. The decrease was due to a decrease in interest income.
Other income, net increased by $0.4 million or 7% to $6.4 million for the six months ended June 30, 2024 from $6.0 million for the six months ended June 30, 2023. The increase was due to an increase in interest income.
Income Tax Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
(dollars in thousands)
Provision for income taxes	$10,023	$6,917	$3,106	45%	$18,666	$10,662	$8,004	75%
Provision for income taxes increased by $3.1 million, or 45%, to $10.0 million for the three months ended June 30, 2024 from $6.9 million for the three months ended June 30, 2023. The increase was primarily due to an increase in stock-based compensation difference due to the decrease in stock price upon vesting versus the stock price at the grant date, and a decrease to the Research and Development credit. This resulted in an effective tax rate of 33.6% and 30.2% for the three months ended June 30, 2024 and 2023, respectively.
Provision for income taxes increased by $8.0 million, or 75%, to $18.7 million for the six months ended June 30, 2024 from $10.7 million for the six months ended June 30, 2023. The increase was primarily due to a decrease in the foreign derived intangible income deduction, an increase in stock-based compensation difference due to the decrease in stock price upon vesting versus the stock price at the grant date, and a decrease to the Research and Development credit. This resulted in an effective tax rate of 32.1% and 29.8% for the six months ended June 30, 2024 and 2023, respectively.
Liquidity and Capital Resources
Our operations during the periods presented have been financed primarily through cash flow from operating activities. We believe our balances of cash and cash equivalents and marketable securities, which totaled $195.6 million and $103.9 million, respectively, as of June 30, 2024, along with forecasted cash expected to be generated by ongoing operations and $300.0 million in available borrowings and the option to increase the aggregate amount of our credit facility by up to an additional $150.0 million (see Note 7) will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Except for the recently announced special and semi-annual dividends and the new share repurchase program, our cash requirements have not changed materially since our Annual Report.
During the six months ended June 30, 2023, we paid a dividend of $75.8 million to holders of Class A and Class B common stock. After June 30, 2024, we paid a dividend of $107.9 million to holders of Class A and Class B common stock.
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

Cash Flows

	Six Months Ended June 30,
	2024	2023
(in thousands)
Net cash flows provided by operating activities	$91,648	$159,612
Net cash flows used in investing activities	(9,965)	(12,825)
Net cash flows used in financing activities	(28,191)	(85,609)
Operating Activities
The change in net cash flows from operating activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is primarily due to a decrease in accounts payable due to higher payments to inventory vendors in 2024 and a reduction in cash received from accounts receivable in 2024 compared to 2023. In addition, extension tax payments had a negative impact on cash.
Investing Activities
The change in net cash flows from investing activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due to lower purchases of property and equipment in 2024.
Financing Activities
The change in net cash flows from financing activities for the six months ended June 30, 2024 compared to six months ended June 30, 2023 was primarily due to dividend payments of $75.8 million in 2023 offset by an increase in the repurchase of common stock in 2024.
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
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There have been no material changes to the Company’s market risk during the three and six months ended June 30, 2024.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part II. Item 1A — Risk Factors” in our quarterly report on Form 10-Q for the period ended March 31, 2024, filed on May 7, 2024, which are hereby incorporated by reference. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including our most recently filed Form 10-Q, as referenced above.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding share repurchases made by Cricut during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
April 1, 2024 through April 30, 2024	—	$—	—	$451
May 1, 2024 through May 31, 2024	200,000	$6.25	200,000	$49,201
June 1, 2024 through June 30, 2024	1,273,061	$6.30	1,273,061	$41,183
Total	1,473,061	$6.29	1,473,061	$41,183
(1) On August 9, 2022, we announced that our Board of Directors approved a common stock repurchase program to purchase shares of our outstanding Class A common stock up to an aggregate transactional value of $50 million. On May 6, 2024, the Board of Directors approved an additional $50 million for the share repurchase program, to purchase shares of our outstanding Class A common stock depending on our continuing analysis of market, financial, and other factors. The share repurchase program may be suspended or discontinued at any time and does not have a predetermined expiration date.

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
EXHIBIT INDEX

Exhibit Number	Description
10.1*+	Amended and Restated Outside Director Compensation Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments
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

Date:	August 6, 2024	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2024	By:		/s/ Kimball Shill
			Name:	Kimball Shill
			Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2024	By:		/s/ Ryan Harmer
			Name:	Ryan Harmer
			Title:	VP of Accounting, Corporate Controller
(Principal Accounting Officer)