Form 10-Q
period 2024-09-30
Cricut, Inc.
filed 2024-11-06
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2024, the registrant had 53,395,799 shares of Class A Common Stock, and 161,051,577 shares of Class B Common Stock, outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Cricut, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share )

	As of September 30, 2024	As of December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$142,376	$142,187
Marketable securities	104,566	102,952
Accounts receivable, net	93,302	111,247
Inventories	167,503	244,469
Prepaid expenses and other current assets	33,010	19,114
Total current assets	540,757	619,969
Property and equipment, net	39,792	47,614
Operating lease right-of-use asset	9,047	12,353
Deferred tax assets	46,839	34,823
Other assets	27,330	35,363
Total assets	$663,765	$750,122
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,524	$76,860
Accrued expenses and other current liabilities	77,437	71,933
Deferred revenue, current portion	43,376	40,304
Operating lease liabilities, current portion	4,595	5,230
Dividends payable, current portion	379	2,137
Total current liabilities	171,311	196,464
Operating lease liabilities, net of current portion	5,864	8,938
Deferred revenue, net of current portion	2,530	2,931
Other non-current liabilities	8,224	6,916
Total liabilities	187,929	215,249
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023.	—	—
Common stock, par value $0.001 per share, 1,250,000,000 shares authorized as of September 30, 2024, 214,422,477 shares issued and outstanding as of September 30, 2024; 1,250,000,000 shares authorized as of December 31, 2023, 217,915,713 shares issued and outstanding as of December 31, 2023.	214	218
Additional paid-in capital	463,717	505,864
Retained earnings	11,488	28,514
Accumulated other comprehensive income	417	277
Total stockholders’ equity	475,836	534,873
Total liabilities and stockholders’ equity	$663,765	$750,122

See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Platform	$77,674	$77,455	$233,609	$231,082
Products	90,216	97,454	269,620	302,819
Total revenue	167,890	174,909	503,229	533,901
Cost of revenue:
Platform	10,000	8,276	27,647	24,045
Products	80,527	84,699	216,785	263,601
Total cost of revenue	90,527	92,975	244,432	287,646
Gross profit	77,363	81,934	258,797	246,255
Operating expenses:
Research and development	15,240	15,910	44,408	50,057
Sales and marketing	35,278	28,375	101,662	87,398
General and administrative	16,249	13,962	50,494	55,334
Total operating expenses	66,767	58,247	196,564	192,789
Income from operations	10,596	23,687	62,233	53,466
Other income (expense):
Interest income	2,718	1,340	8,189	6,211
Interest expense	(84)	(81)	(245)	(240)
Other income	932	569	2,067	1,863
Total other income, net	3,566	1,828	10,011	7,834
Income before provision for income taxes	14,162	25,515	72,244	61,300
Provision for income taxes	2,674	8,290	21,340	18,952
Net income	$11,488	$17,225	$50,904	$42,348
Other comprehensive income:
Change in net unrealized gains (losses) on marketable securities, net of tax	$46	$76	$—	$(54)
Change in foreign currency translation adjustment, net of tax	229	(56)	140	(88)
Comprehensive income	$11,763	$17,245	$51,044	$42,206
Earnings per share, basic	$0.05	$0.08	$0.24	$0.20
Earnings per share, diluted	$0.05	$0.08	$0.24	$0.19
Weighted-average common shares outstanding, basic	214,769,065	217,737,089	214,706,773	216,771,051
Weighted-average common shares outstanding, diluted	215,749,745	220,424,691	215,281,337	219,920,343
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	217,915,713	$218	$505,864	$28,514	$277	$534,873
Net income	—	—	—	19,647	—	19,647
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	548,344	1	(2,324)	—	—	(2,323)
Forfeiture of unvested common stock and dividend equivalents	(64,001)	—	73	—	—	73
Repurchase of common stock	(1,697,272)	(2)	(10,793)	—	—	(10,795)
Stock-based compensation	—	—	11,473	—	—	11,473
Other comprehensive loss	—	—	—	—	(376)	(376)
Balance as of March 31, 2024	216,702,784	$217	$504,293	$48,161	$(99)	$552,572
Net income	—	—	—	19,769	—	19,769
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	880,919	1	(4,426)	—	—	(4,425)
Forfeiture of unvested common stock and dividend equivalents	(24,629)	—	48	—	—	48
Repurchase of common stock	(1,473,061)	(2)	(9,306)	—	—	(9,308)
Dividends declared	—	—	(53,727)	(67,930)	—	(121,657)
Stock-based compensation	—	—	11,304	—	—	11,304
Other comprehensive income	—	—	—	—	241	241
Balance as of June 30, 2024	216,086,013	$216	$448,186	$—	$142	$448,544
Net income	—	—	—	11,488	—	11,488
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	124,753	—	(379)	—	—	(379)
Forfeiture of unvested common stock and dividend equivalents	(2,819)	—	9	—	—	9
Repurchase of common stock	(1,785,470)	(2)	(10,378)	—	—	(10,380)
Dividend equivalents issued and other	—	—	13,685	—	—	13,685
Stock-based compensation	—	—	12,594	—	—	12,594
Other comprehensive income	—	—	—	—	275	275
Balance as of September 30, 2024	214,422,477	$214	$463,717	$11,488	$417	$475,836

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	219,656,587	$220	$672,990	$—	$(475)	$672,735
Net income	—	—	—	9,099	—	9,099
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	43,671	—	(169)	—	—	(169)
Forfeiture of unvested common stock and dividend equivalents	(103,906)	—	275	—	—	275
Repurchase of common stock	(346,699)	(1)	(3,243)	—	—	(3,244)
Dividend equivalents issued	—	—	4,366	—	—	4,366
Stock-based compensation	—	—	10,895	—	—	10,895
Other comprehensive income	—	—	—	—	206	206
Balance as of March 31, 2023	219,249,653	$219	$685,114	$9,099	$(269)	$694,163
Net income	—	—	—	16,024	—	16,024
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	884,619	1	(4,583)	—	—	(4,582)
Forfeiture of unvested common stock and dividend equivalents	(199,898)	—	120	—	—	120
Repurchase of common stock	(104,070)	—	(967)	—	—	(967)
Dividends declared	—	—	(209,502)	(25,123)	—	(234,625)
Stock-based compensation	—	—	12,542	—	—	12,542
Other comprehensive loss	—	—	—	—	(368)	(368)
Balance as of June 30, 2023	219,830,304	$220	$482,724	$—	$(637)	$482,307
Net income	—	—	—	17,225	—	17,225
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	76,041	—	(1,000)	—	—	(1,000)
Forfeiture of unvested common stock and dividend equivalents	(12,154)	—	6	—	—	6
Repurchase of common stock	(38,758)	—	(348)	—	—	(348)
Dividend equivalents issued			14,803			14,803
Stock-based compensation	—	—	13,258	—	—	13,258
Other comprehensive income	—	—	—	—	20	20
Balance as of September 30, 2023	219,855,433	$220	$509,443	$17,225	$(617)	$526,271
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$50,904	$42,348
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	22,308	22,072
Bad debt expense (benefit)	(454)	2,144
Impairments	—	1,960
Stock-based compensation	33,255	34,789
Deferred income tax	(12,016)	(11,938)
Non-cash lease expense	3,805	3,727
Unrealized foreign currency loss	304	950
Provision for inventory obsolescence	110	17,942
Other	(1,810)	(1,846)
Changes in operating assets and liabilities:
Accounts receivable	18,061	41,200
Inventories	86,283	37,488
Prepaid expenses and other current assets	(13,673)	7,490
Other assets	(605)	274
Accounts payable	(30,635)	17,102
Accrued expenses and other current liabilities and other non-current liabilities	7,574	(17,437)
Operating lease liabilities	(4,197)	(4,056)
Deferred revenue	2,671	1,817
Net cash and cash equivalents provided by operating activities	161,885	196,026
Cash flows from investing activities:
Purchases of marketable securities	(110,521)	(44,256)
Proceeds from maturities of marketable securities	110,527	19,200
Purchases of property and equipment, including capitalized software development costs	(14,442)	(18,942)
Net cash and cash equivalents used in investing activities	(14,436)	(43,998)
Cash flows from financing activities:
Repurchases of common stock	(30,483)	(4,558)
Proceeds from exercise of stock options	—	382
Employee tax withholding payments on stock-based awards	(7,144)	(6,328)
Cash dividend	(109,775)	(293,820)
Net cash and cash equivalents used in financing activities	(147,402)	(304,324)
Effect of exchange rate on changes on cash and cash equivalents	142	(95)
Net increase (decrease) in cash and cash equivalents	189	(152,391)
Cash and cash equivalents at beginning of period	142,187	224,943
Cash and cash equivalents at end of period	$142,376	$72,552
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$34,898	$21,590
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$477	$—
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$1,479	$2,764
Tax withholdings on stock-based awards included in accrued expenses and other current liabilities	$436	$1,129
Stock-based compensation capitalized for software development costs	$1,121	$1,520
Dividends declared but unpaid	$410	$—
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
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows and the changes in equity for the interim periods. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending December 31, 2024, or any other period.
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
Money market funds and certain marketable securities are highly liquid investments and are actively traded. The pricing information for these assets is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. Other marketable securities such as U.S. Treasury securities are valued using observable inputs from similar assets, or from observable data in markets that are not active; these assets are classified as Level 2 of the fair value hierarchy. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. There were no liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.
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
As of September 30, 2024, December 31, 2023, and January 1, 2023, the Company had net accounts receivable balances of $93.3 million, $111.2 million and $136.5 million, respectively. As of September 30, 2024, and December 31, 2023, the Company had an allowance for credit losses against accounts receivable of $1.1 million and $2.0 million, respectively.
3.Revenue and Deferred Revenue
Deferred revenue relates to performance obligations for which payments have been received from the customer prior to revenue recognition. Deferred revenue primarily consists of deferred subscription-based services. Deferred revenue also includes amounts allocated from the sale of a connected machine to the unspecified upgrades and enhancements and the Company’s cloud-based services. The Company has recognized no contract assets as of September 30, 2024, December 31, 2023 and January 1, 2023.
The following table summarizes the changes in the deferred revenue balance for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
(in thousands)
Deferred revenue, beginning of period	$43,235	$38,658
Recognition of revenue included in beginning of period deferred revenue	(37,568)	(32,134)
Revenue deferred, net of revenue recognized on contracts in the respective period	40,239	33,951
Deferred revenue, end of period	$45,906	$40,475
As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the deferred revenue balance.
The Company expects the following recognition of deferred revenue as of September 30, 2024:

	Year Ended December 31,
	2024 (remainder of year)	2025	2026	2027	Total
(in thousands)
Revenue expected to be recognized	$24,978	$19,031	$1,590	$307	$45,906
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 16 under the heading “Segment Information.”
Revenue recognized during the three and nine months ended September 30, 2024 related to performance obligations satisfied or partially satisfied was $0.4 million and $3.3 million, respectively.

The following table presents the total revenue by geography based on the ship-to address for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)
North America*	$129,390	$137,320	$398,640	$430,200
International	38,500	37,589	104,589	103,701
Total revenue	$167,890	$174,909	$503,229	$533,901
*North America revenue consists of revenues from the United States and Canada.
The following table presents the total revenue by source for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)
Platform	$77,674	$77,455	$233,609	$231,082
Connected machines	43,909	49,495	124,827	120,910
Accessories and materials	46,307	47,959	144,793	181,909
Total revenue	$167,890	$174,909	$503,229	$533,901
4.Cash, Cash Equivalents, and Financial Instruments
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Adjusted Cost	Total Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$138,526	$—	$138,526	$138,526	$—
Level 1:
Money market funds	3,850	—	3,850	3,850	—
Subtotal	3,850	—	3,850	3,850	—
Level 2:
U.S. treasury securities	104,025	541	104,566	—	104,566
Subtotal	104,025	541	104,566	—	104,566
Total	$246,401	$541	$246,942	$142,376	$104,566

	As of December 31, 2023
	Adjusted Cost	Total Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$44,809	$—	$44,809	$44,809	$—
Level 1:
Money market funds	97,378	—	97,378	97,378	—
Subtotal	97,378	—	97,378	97,378	—
Level 2:
U.S. treasury securities	102,411	541	102,952	—	102,952
Subtotal	102,411	541	102,952	—	102,952
Total	$244,598	$541	$245,139	$142,187	$102,952
Marketable securities held as of September 30, 2024 generally mature over the next twenty-four months. As of September 30, 2024 and December 31, 2023 all balances were in a gain position, therefore there are no allowances for credit losses recorded for the periods presented.
5.Inventories
Inventories are comprised of the following:

	As of September 30, 2024	As of December 31, 2023
(in thousands)
Raw materials	$41,975	$44,935
Finished goods	204,693	286,988
Total inventories	246,668	331,923
Less: reserves	(54,526)	(54,416)
Total inventories, net	$192,142	$277,507
Inventories current	$167,503	$244,469
Inventories non-current (included in other assets)	$24,639	$33,038
The Company’s recorded inventory reserves as of September 30, 2024 consisted of $2.9 million related to excess connected machine inventory, $46.3 million related to excess accessories and materials inventory, and $5.4 million related to raw material components. Amounts charged to the reserve account are recorded primarily in cost of revenues.
6.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of September 30, 2024	As of December 31, 2023
(in thousands)
Sales incentives	$29,981	$30,479
Other accrued liabilities and other current liabilities	47,456	41,454
Total accrued expenses	$77,437	$71,933
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
As of September 30, 2024, and December 31, 2023 total unamortized debt issuance costs were $0.9 million and $1.2 million, respectively.
The Credit Agreement is collateralized by substantially all of the Company’s assets and contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for loans of this nature. In particular, the Credit Agreement will not permit the leverage ratio to be greater than 3.0 to 1.0, measured on the last day of any fiscal quarter. In addition, the Credit Agreement will not permit the interest coverage ratio to be less than 3.0 to 1.0, for any period of four consecutive quarters, measured on the last day of any fiscal quarter. Management has determined that the Company was in compliance with all financial and non-financial debt covenants as of September 30, 2024. As of September 30, 2024 and December 31, 2023, no amounts were outstanding under the Credit Agreement and available borrowings were $300.0 million.
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

The Company’s provision for income taxes was $2.7 million and $21.3 million for the three and nine months ended September 30, 2024, respectively, and $8.3 million and $19.0 million for the three and nine months ended September 30, 2023, respectively. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the three-month period ended September 30, 2024, primarily due to a reduction in the unfavorable prior-period adjustments, increases in the foreign derived intangible income deduction, and a $0.9 million decrease from discrete items related to stock-based compensation. For the nine-month period ended September 30, 2024, the income tax provision varied from the tax computed at the U.S. federal statutory income tax primarily due to an increase in stock-based compensation difference attributable to the decrease in stock price upon vesting versus the stock price at the grant date and a decrease to the research and development credit.
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
9.Capital Structure
As of September 30, 2024, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001 per share, and 1,250,000,000 shares of common stock, par value $0.001 per share, which was divided between two series: Class A common stock and Class B common stock. As of September 30, 2024, the Company had 1,000,000,000 shares of Class A common stock and 250,000,000 shares of Class B common stock authorized and 53,344,901 shares of Class A common stock and 161,077,576 shares of Class B common stock issued and outstanding. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock. During the nine months ended September 30, 2024 and 2023, 5,332,089 and 9,008,751 shares of Class B common stock were converted to Class A common stock, respectively.

Stock Repurchase Program
On July 19, 2022, the Company’s Board of Directors approved a share repurchase program to purchase shares of our outstanding Class A common stock up to an aggregate transactional value of $50 million which was recently completed. On May 6, 2024 the Company’s Board of Directors approved an additional $50 million for the share repurchase program to purchase shares of its outstanding Class A common stock depending on the Company’s continuing analysis of market, financial, and other factors. The share repurchase program may be suspended or discontinued at any time and does not have a predetermined expiration date.
During the nine months ended September 30, 2024, the Company repurchased and retired 4,955,803 shares of our Class A common stock for $30.4 million.
Dividends
On May 6, 2024, the Company declared a special dividend of $0.40 per share and a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on July 19, 2024 to shareholders of record as of July 2, 2024. As part of the dividends, and pursuant to the underlying award agreements, holders of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) received a dividend equivalent of $0.50 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $121.7 million was to be satisfied in cash of $108.2 million payable to holders of Class A and Class B common stock with the remaining $13.5 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures.
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
During the three and nine months ended September 30, 2024, an aggregate of $108.2 million and $109.8 million was paid in cash, respectively, and $13.5 million and $13.5 million was satisfied in the form of dividend equivalents to RSU or PRSU holders, respectively. During the three and nine months ended September 30, 2023, $218.0 million and $293.8 million was paid in cash, respectively, and $14.8 million and $19.2 million was satisfied in the form of dividend equivalents to RSU or PRSU holders, respectively.
Dividends payable includes dividends declared but not yet paid and prior dividends on unvested shares of Class B common stock payable upon future vesting.

10.Stock-Based Compensation
Stock-Based Compensation Cost
The following table shows the stock-based compensation cost by award type for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)
Equity classified awards
Restricted stock units	$11,828	$11,022	$31,652	$30,041
Stock options	40	617	720	1,763
Class B common stock	727	1,619	2,999	4,891
Liability classified awards	13	10	35	36
Total stock-based compensation	$12,608	$13,268	$35,406	$36,731
The following table sets forth the total stock-based compensation cost included in the Company’s condensed consolidated statements of operations and comprehensive income or capitalized to assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)
Cost of revenue
Platform	$341	$422	$833	$751
Products	170	322	566	1,220
Total cost of revenue	511	744	1,399	1,971
Research and development	4,266	4,732	11,519	13,355
Sales and marketing	3,474	3,156	9,398	9,362
General and administrative	3,628	3,850	10,939	10,101
Total stock-based compensation expense	$11,879	$12,482	$33,255	$34,789
Capitalized for software development costs	426	545	1,122	1,520
Capitalized to inventories	303	241	1,029	422
Total stock-based compensation	$12,608	$13,268	$35,406	$36,731
As of September 30, 2024, there was $79.1 million of unrecognized stock-based compensation cost related to service-based awards which is expected to be recognized over a weighted-average period of 2.4 years. The total unrecognized compensation expense related to unvested PRSUs was approximately $195.3 million as of September 30, 2024.
2021 Equity Incentive Plan
In March 2021, the Company’s 2021 Equity Incentive Plan became effective. The 2021 Equity Incentive Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. As of September 30, 2024, 50,764,570 shares of Class A common stock were reserved for issuance under this plan including shares reserved for previously granted awards discussed below as well as shares reserved for issuance of future awards under the plan.

A summary of the Company’s service-based restricted stock unit (“RSU”) activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2023	8,893,831	$14.38
Granted	5,340,981	$5.88
Dividend equivalent grants	499,066	—
Vested	(2,656,423)	$16.08
Forfeited / cancelled	(666,797)	$12.42
Outstanding at September 30, 2024	11,410,658	$10.10
The Company has granted PRSUs under the 2021 Equity Incentive Plan to certain employees of the Company that represent shares potentially issuable in the future. In July 2024, the Company granted PRSUs by which the first tranche of 30% and the second tranche of 70% will vest upon the Company achieving certain adjusted operating income targets during any four consecutive quarters of the respective performance periods, subject to employees remaining with the Company through the vesting date. The performance periods for the first and second tranches is 4 and 5.0 years, respectively. Adjusted operating income means GAAP operating income adjusted to exclude stock-based compensation expense and payroll expense specifically related to these PRSU awards.
In 2022, the Company granted PRSUs that vest in two equal tranches subject to the Company achieving certain cumulative adjusted earnings per share over eight quarters at any point during the 5-year performance period, subject to employees remaining with the Company through the vesting date. Adjusted earnings per share means GAAP net income adjusted to exclude income tax expenses, as well as stock-based compensation expense and payroll tax expense specifically related to these PRSU awards.
A summary of the Company’s PRSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of PRSUs (a)	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2023	6,766,001	$23.32
Granted	9,808,000	$5.55
Dividend equivalent grants	1,366,343	$—
Forfeited / cancelled	(360,081)	$22.18
Outstanding at September 30, 2024	17,580,263	$12.60
a.Represents the maximum number of PRSUs assuming all performance targets are achieved.
The expense recognized each period for the PRSUs is primarily dependent upon the Company’s estimate of the probability of achieving the performance targets. At September 30, 2024, the Company determined it was not probable any performance conditions would be achieved so no stock-based compensation was recorded for the PRSUs during the nine months ended September 30, 2024.
Options under the 2021 Equity Incentive Plan have a contractual term of 10 years. The exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of the shares on the date of grant.

A summary of the Company’s stock option activity under the 2021 Equity Incentive Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2023	2,999,085	$18.65	3.5	$—
Forfeited / cancelled	(223,245)	$18.54
Outstanding at September 30, 2024	2,775,840	$18.25	2.4	$—
Vested and exercisable at September 30, 2024	2,744,200	$18.25	2.4	$—
During the nine months ended September 30, 2024 and 2023, no options were granted.
Certain employees received restricted stock unit equivalents (“RSU equivalents”) which upon vesting are settled for a cash payment equal to the difference between the Company’s stock price on the vesting date less the base price specified at the time of the grant. As of September 30, 2024, the total recognized liability for these awards was immaterial.
Unvested Class B Common Stock
The Company’s unvested Class B common stock resulted from the corporate reorganization in March 2021 and is not part of the 2021 Equity Incentive Plan. Activity related to Class B common stock subject to future vesting for the nine months ended September 30, 2024 is as follows:

	Number of Unvested Shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2023	1,656,679	$20.00
Vested	(1,343,776)	$20.00
Forfeited / cancelled	(91,449)	$20.00
Outstanding at September 30, 2024	221,454	$20.00
Options to Purchase Class B Common Stock
The Company’s options to purchase Class B common stock resulted from the corporate reorganization in March 2021 and are not part of the 2021 Equity Incentive Plan. A summary of the Company stock option activity for the options to purchase shares of Class B common stock is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2023	259,425	$7.69	1.9	$—
Forfeited / cancelled	(48,000)	$7.62
Outstanding at September 30, 2024	211,425	$7.29	1.1	$—
Vested and exercisable at September 30, 2024	211,425	$7.29	1.1	$—
During the nine months ended September 30, 2024 and 2023, the total intrinsic value of options exercised was immaterial.
2021 Employee Stock Purchase Plan
In March 2021, the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”) became effective. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of September 30, 2024, 10,602,602 shares of our Class A common stock were available for sale under the 2021 ESPP.
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
The Company has determined its leases should be classified as operating leases. Variable lease costs are comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and are classified as lease cost due to the Company's election to not separate lease and non-lease components. The Company incurred operating lease costs of $1.3 million and $4.0 million for the three and nine months ended September 30, 2024, respectively, and $1.3 million and $4.0 million, respectively for the three and nine months ended September 30, 2023. The Company also incurred variable lease costs of $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.2 million, for the three and nine months ended September 30, 2023, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.5 million for both the three months ended September 30, 2024 and 2023, and $4.5 million for both the nine months ended September 30, 2024 and 2023. These amounts were included in net cash provided by operating activities in the Company's consolidated statements of cash flows.
As of September 30, 2024, the maturities of the Company's operating lease liabilities were as follows:

Year Ended December 31,	Operating Leases
(in thousands)
2024 (remainder of the year)	$1,241
2025	4,611
2026	3,997
2027	967
Total lease payments	$10,816
Less: imputed interest	$(357)
Present value of operating lease liabilities	$10,459
Operating lease liabilities, current	$4,595
Operating lease liabilities, non-current	$5,864
The weighted average remaining operating lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	As of September 30, 2024	As of December 31, 2023
Weighted-average remaining lease term of operating leases	2.3 years	2.9 years
Weighted-average discount rate of operating leases	3.0%	2.5%

13.Restructuring
During the three months ended March 31, 2024, and March 31, 2023, the Company undertook restructuring plans to improve efficiency and streamline operations. Costs for each plan were primarily settled within the first fiscal quarter of 2023 and 2024, respectively. During the nine months ended September 30, 2024, the Company recognized severance costs of $0.9 million, of which $0.4 million, $0.4 million and $0.1 million were recorded within research and development, selling and marketing, and general and administrative expense, respectively. During the nine months ended September 30, 2023, the Company recognized severance costs of $1.2 million, of which $0.7 million, $0.3 million, $0.2 million were recorded within research and development, selling and marketing, and general and administrative expense, respectively.
14.Employee Benefit Plan
The Company sponsors a 401(k) plan for the benefit of its employees who have attained at least 18 years of age. The Company matches 50% of the first 12% of an employee’s salary contributed to the plan on the first day of the month following their hire date. The Company contributed $0.6 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively, and $1.8 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively.
15.Net Income Per Share
The computation of net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands, except share and per share amounts)
Basic earnings per share:
Net income	$11,488	$17,225	$50,904	$42,348
Shares used in computation:
Weighted-average common shares outstanding, basic	214,769,065	217,737,089	214,706,773	216,771,051
Earnings per share, basic	$0.05	$0.08	$0.24	$0.20

Diluted earnings per share:
Net income	$11,488	$17,225	$50,904	$42,348
Shares used in computation:
Weighted-average common shares outstanding, basic	214,769,065	217,737,089	214,706,773	216,771,051
Weighted-average effect of potentially dilutive securities:
Unvested Class B common stock subject to forfeiture	155,639	1,524,534	379,998	2,029,734
Employee stock options	—	42,039	—	24,903
Restricted stock units	825,041	1,121,029	194,566	1,094,655
Diluted weighted-average common shares outstanding	215,749,745	220,424,691	215,281,337	219,920,343
Diluted net income per share	$0.05	$0.08	$0.24	$0.19

The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Employee stock options	2,987,265	3,001,077	2,987,265	3,001,077
Restricted stock units	5,480,606	4,605,725	6,173,601	4,630,993
Unvested Class B common stock subject to forfeiture	125,115	315,858	221,454	367,133
As of September 30, 2024, 17,580,263 PRSUs were not assessed for inclusion in diluted earnings per share, and any potential antidilutive shares were excluded from the table above because they are subject to performance conditions that were not achieved as of such date.
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
The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of September 30, 2024, long-lived assets located outside the United States, primarily located in Malaysia and China, were $5.2 million.
The Platform segment derives revenue primarily from monthly and annual subscription fees, digital content, and a portion of the revenue allocated to unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services. For the nine months ended September 30, 2024, upfront digital content revenue comprised 1% of Platform revenue. The remaining Platform revenue consists of ratably recognized subscription revenue. The Products segment derives revenue primarily from the sale of its connected machine hardware, and sale of craft, DIY, home décor products and extensions. There are no internal revenue transactions between the Company’s segments.

Key financial performance measures of the segments including revenue, cost of revenue and gross profit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)
Platform:
Revenue	$77,674	$77,455	$233,609	$231,082
Cost of revenue	10,000	8,276	27,647	24,045
Gross profit	$67,674	$69,179	$205,962	$207,037

Products:
Revenue	$90,216	$97,454	$269,620	$302,819
Cost of revenue	80,527	84,699	216,785	263,601
Gross profit	$9,689	$12,755	$52,835	$39,218

Consolidated:
Revenue	$167,890	$174,909	$503,229	$533,901
Cost of revenue	90,527	92,975	244,432	287,646
Gross profit	$77,363	$81,934	$258,797	$246,255
17.Subsequent Events
On November 1, 2024, the Board of Directors approved a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on January 21, 2025 to shareholders of record as of January 7, 2025.
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
Overview of Our Business and History
At Cricut, our mission is to help people lead creative lives. We have designed and built a creativity platform that enables our engaged and loyal community of nearly 5.9 million Active Users to turn ideas into professional-looking handmade goods. We define “Active User” as a registered user of at least one registered connected machine who has utilized their connected machine to create a project in the last 365 days. With our highly versatile Design Space Platform and our products, including our connected machines and accessories and materials, our users create everything from personalized birthday cards, mugs and T-shirts, to large-scale interior decorations.
Our users’ journeys typically begin with the purchase of a connected machine. We currently sell a portfolio of connected machines that cut, write, score and create other decorative effects using a wide variety of materials including paper, vinyl, iron-on vinyl, pens, and more. Our connected machines are designed for a wide range of uses and are available at a variety of price points (MSRP by machine family as of September 30, 2024):
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
As of September 30, 2024, we had over 2.8 million Paid Subscribers to Cricut Access and Cricut Access Premium.
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

	As of September 30,
	2024	2023
Active Users (in thousands)	5,894	5,929
90-Day Engaged Users (in thousands)	3,532	3,641
Paid Subscribers (in thousands)	2,838	2,699

	Three Months Ended September 30,
	2024	2023
Platform ARPU	$52.86	$51.20
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
The following table is presented in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)
Revenue:
Platform	$77,674	$77,455	$233,609	$231,082
Products	90,216	97,454	269,620	302,819
Total revenue	167,890	174,909	503,229	533,901
Cost of revenue:
Platform(1)	10,000	8,276	27,647	24,045
Products(1)	80,527	84,699	216,785	263,601
Total cost of revenue	90,527	92,975	244,432	287,646
Gross profit	77,363	81,934	258,797	246,255
Operating expenses:
Research and development(1)	15,240	15,910	44,408	50,057
Sales and marketing(1)	35,278	28,375	101,662	87,398
General and administrative(1)	16,249	13,962	50,494	55,334
Total operating expenses	66,767	58,247	196,564	192,789
Income from operations	10,596	23,687	62,233	53,466
Other income, net	3,566	1,828	10,011	7,834
Income before provision for income taxes	14,162	25,515	72,244	61,300
Provision for income taxes	2,674	8,290	21,340	18,952
Net income	$11,488	$17,225	$50,904	$42,348

(1)    Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)
Cost of revenue
Platform	$341	$422	$833	$751
Products	170	322	566	1,220
Total cost of revenue	511	744	1,399	1,971
Research and development	4,266	4,732	11,519	13,355
Sales and marketing	3,474	3,156	9,398	9,362
General and administrative	3,628	3,850	10,939	10,101
Total stock-based compensation expense	$11,879	$12,482	$33,255	$34,789

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
(dollars in thousands)
Revenue:
Platform	$77,674	$77,455	$219	—%	$233,609	$231,082	$2,527	1%
Products	90,216	97,454	(7,238)	(7)%	269,620	302,819	(33,199)	(11)%
Total revenue	$167,890	$174,909	$(7,019)	(4)%	$503,229	$533,901	$(30,672)	(6)%

Three Months Ended September 30, 2024 and 2023
Platform revenue increased by $0.2 million, or 0%, to $77.7 million for the three months ended September 30, 2024 from $77.5 million for the three months ended September 30, 2023. The increase was driven by an increase in the number of paid subscribers which increased from 2.7 million as of September 30, 2023 to 2.8 million as of September 30, 2024.
Products revenue decreased by $7.2 million, or 7%, to $90.2 million for the three months ended September 30, 2024 from $97.5 million for the three months ended September 30, 2023. The decrease was primarily driven by increased promotional activity on similar gross sales.
Nine Months Ended September 30, 2024 and 2023
Platform revenue increased by $2.5 million, or 1%, to $233.6 million for the nine months ended September 30, 2024 from $231.1 million for the nine months ended September 30, 2023. The increase was driven by an increase in the number of paid subscribers which increased from 2.7 million as of September 30, 2023 to 2.8 million as of September 30, 2024.
Products revenue decreased by $33.2 million, or 11%, to $269.6 million for the nine months ended September 30, 2024 from $302.8 million for the nine months ended September 30, 2023. The decrease was primarily driven by fewer units of Accessories & Materials sold and increased promotional activity during the period.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
(dollars in thousands)
Cost of Revenue:
Platform	$10,000	$8,276	$1,724	21%	$27,647	$24,045	$3,602	15%
Products	80,527	84,699	(4,172)	(5)%	216,785	263,601	(46,816)	(18)%
Total cost revenue	$90,527	$92,975	$(2,448)	(3)%	$244,432	$287,646	$(43,214)	(15)%
Gross Profit:
Platform	67,674	69,179	(1,505)	(2)%	205,962	207,037	(1,075)	(1)%
Products	9,689	12,755	(3,066)	(24)%	52,835	39,218	13,617	35%
Total gross profit	$77,363	$81,934	$(4,571)	(6)%	$258,797	$246,255	$12,542	5%
Gross Margin
Platform	87%	89%			88%	90%
Products	11%	13%			20%	13%

Three Months Ended September 30, 2024 and 2023
Platform cost of revenue increased by $1.7 million, or 21%, to $10.0 million for the three months ended September 30, 2024 from $8.3 million for the three months ended September 30, 2023. The increase was primarily driven by increases in hosting fees, external digital content costs, and software development expenses.
Gross margin for Platform was 87% for the three months ended September 30, 2024 and 89% for the three months ended September 30, 2023. The decrease was primarily driven by increases in hosting fees, external digital content costs, and software development expenses.
Products cost of revenue decreased by $4.2 million, or 5%, to $80.5 million for the three months ended September 30, 2024 from $84.7 million for the three months ended September 30, 2023. The decrease was primarily driven by a reduction in inventory impairment charges compared to prior year.
Gross margin for Products was 11% for the three months ended September 30, 2024 and 13% for the three months ended September 30, 2023. The decrease was primarily driven by increased promotional activity, partially offset by a reduction in inventory impairment charges compared to prior year.
Nine Months Ended September 30, 2024 and 2023
Platform cost of revenue increased by $3.6 million, or 15%, to $27.6 million for the nine months ended September 30, 2024 from $24.0 million for the nine months ended September 30, 2023. The increase was primarily driven by increases in amortization of capitalized software costs, software development expenses, and hosting fees.
Gross margin for Platform was 88% for the nine months ended September 30, 2024 and 90% for the nine months ended September 30, 2023. The decrease was primarily driven by increases in amortization of capitalized software costs and software development expenses.
Products cost of revenue decreased by $46.8 million, or 18%, to $216.8 million for the nine months ended September 30, 2024 from $263.6 million for the nine months ended September 30, 2023. The decrease was primarily driven by a reduction in inventory impairment charges compared to prior year and fewer units of Accessories & Materials sold during the period.
Gross margin for Products was 20% for the nine months ended September 30, 2024 and 13% for the nine months ended September 30, 2023. The increase was primarily driven by a reduction in inventory impairment charges compared to prior year, partially offset by increased promotional activity.
Operating Expenses
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
(dollars in thousands)
Research and development	$15,240	$15,910	$(670)	(4)%	$44,408	$50,057	$(5,649)	(11)%
As a percentage of total revenue	9%	9%			9%	9%
Research and development expenses decreased by $0.7 million, or 4%, to $15.2 million for the three months ended September 30, 2024 from $15.9 million for the three months ended September 30, 2023. The decrease was primarily due to a $1.1 million decrease in personnel-related expense, partially offset by an increase in professional services expense.
Research and development expenses decreased by $5.6 million, or 11%, to $44.4 million for the nine months ended September 30, 2024 from $50.1 million for the nine months ended September 30, 2023. The decrease was primarily due to a $4.2 million decrease in personnel-related expense and a $1.6 million decrease in product development expenses for future products.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
(dollars in thousands)
Sales and marketing	$35,278	$28,375	$6,903	24%	$101,662	$87,398	$14,264	16%
As a percentage of total revenue	21%	16%			20%	16%
Sales and marketing expenses increased by $6.9 million, or 24%, to $35.3 million for the three months ended September 30, 2024 from $28.4 million for the three months ended September 30, 2023. The increase was primarily due to a $5.7 million increase in advertising and other marketing costs and a $1.7 million increase in personnel-related expense, partially offset by a decrease in software and website subscriptions expense.
Sales and marketing expenses increased by $14.3 million, or 16%, to $101.7 million for the nine months ended September 30, 2024 from $87.4 million for the nine months ended September 30, 2023. The increase was primarily due to a $11.2 million increase in advertising and other marketing costs and a $3.6 million increase in personnel-related expense, partially offset by a decrease in software and website subscriptions expense.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
(dollars in thousands)
General and administrative	$16,249	$13,962	$2,287	16%	$50,494	$55,334	$(4,840)	(9)%
As a percentage of total revenue	10%	8%			10%	10%
General and administrative expenses increased by $2.3 million, or 16%, to $16.2 million for the three months ended September 30, 2024 from $14.0 million for the three months ended September 30, 2023. The increase was primarily driven by a $4.5 million net reversal of bad debt expense in Q3 2023. This was partially offset by a loss on foreign currency translation and decreases in impairment of unused equipment, software, and inventory.
General and administrative expenses decreased by $4.8 million, or 9%, to $50.5 million for the nine months ended September 30, 2024 from $55.3 million for the nine months ended September 30, 2023. The decrease was primarily due to a $2.8 million decrease in bad debt expense and a $1.6 million decrease in professional services.
Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
(dollars in thousands)
Other income, net	$3,566	$1,828	$1,738	95%	$10,011	$7,834	$2,177	28%
Other income, net increased by $1.7 million or 95% to $3.6 million for the three months ended September 30, 2024 from $1.8 million for the three months ended September 30, 2023. The increase was primarily driven by an increase in interest income due to an increase in maturities of marketable securities in 2024.
Other income, net increased by $2.2 million or 28% to $10.0 million for the nine months ended September 30, 2024 from $7.8 million for the nine months ended September 30, 2023. The increase was primarily driven by an increase in interest income due to an increase in maturities of marketable securities in 2024.

Income Tax Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
(dollars in thousands)
Provision for income taxes	$2,674	$8,290	$(5,616)	(68)%	$21,340	$18,952	$2,388	13%
Provision for income taxes decreased by $5.6 million, or 68%, to $2.7 million for the three months ended September 30, 2024 from $8.3 million for the three months ended September 30, 2023. The decrease was primarily due to a reduction in unfavorable prior-period adjustments due to the filing of the prior-year tax returns in Q3, increases in the foreign derived intangible income deduction, and a decrease from discrete items related to stock-based compensation.
Provision for income taxes increased by $2.4 million, or 13%, to $21.3 million for the nine months ended September 30, 2024 from $19.0 million for the nine months ended September 30, 2023. The increase was primarily due to an increase in stock-based compensation difference attributable to the decrease in stock price upon vesting versus the stock price at the grant date, and a decrease to the research and development credit.
Liquidity and Capital Resources
Our operations during the periods presented have been financed primarily through cash flow from operating activities. We believe our balances of cash and cash equivalents and marketable securities, which totaled $142.4 million and $104.6 million, respectively, as of September 30, 2024, along with forecasted cash expected to be generated by ongoing operations and $300.0 million in available borrowings and the option to increase the aggregate amount of our credit facility by up to an additional $150.0 million (see Note 7) will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Except for the dividends announced in May and November 2024 and the share repurchase program announced in May 2024, our cash requirements have not changed materially since our Annual Report.
During the nine months ended September 30, 2024 and 2023, we paid a dividend of $109.8 million and $293.8 million to holders of Class A and Class B common stock, respectively.
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
Cash Flows

	Nine Months Ended September 30,
	2024	2023
(in thousands)
Net cash flows provided by operating activities	$161,885	$196,026
Net cash flows used in investing activities	(14,436)	(43,998)
Net cash flows used in financing activities	(147,402)	(304,324)
Operating Activities
The change in net cash flows from operating activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is primarily due to a decrease in the provision for obsolete inventory, a smaller reduction in accounts receivable in 2024 compared to 2023, an increase in prepaid balances due to estimated tax payments made in 2024, and a decrease in accounts payable driven by a decrease in foreign trade payables due to lower inventory purchases in 2024, offset by a decrease in inventory from current year sales and the inventory replenishment rate decreasing as the Company works to reduce inventory levels and an increase in accrued liabilities related to income taxes payable.
Investing Activities
The change in net cash flows from investing activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to an increase in proceeds from the maturities of marketable securities in 2024.
Financing Activities
The change in net cash flows from financing activities for the nine months ended September 30, 2024 compared to nine months ended September 30, 2023 was primarily due to dividend payments of $293.8 million in 2023 compared to the dividend payment in 2024 of $109.8 million, offset by an increase in the repurchase of common stock in 2024.
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
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There have been no material changes to the Company’s market risk during the three and nine months ended September 30, 2024.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part II. Item 1A — Risk Factors” in our quarterly report on Form 10-Q for the period ended March 31, 2024, filed on May 7, 2024, which are hereby incorporated by reference. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including our previously filed Form 10-Q, as referenced above, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 6, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding share repurchases made by Cricut during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
July 1, 2024 through July 31, 2024	1,022,603	$5.56	1,022,603	$35,501
August 1, 2024 through August 31, 2024	—	$—	—	$35,501
September 1, 2024 through September 30, 2024	762,867	$6.11	762,867	$30,839
Total	1,785,470	$5.79	1,785,470	$30,839
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
On August 29, 2024, Len Blackwell, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 447,867 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 2, 2025, or earlier if all transactions under the trading arrangement are completed.
On August 19, 2024, Ashish Arora, our Chief Executive Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 2,030,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until October 17, 2025, or earlier if all transactions under the trading arrangement are completed.
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

Date:	November 5, 2024	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2024	By:		/s/ Kimball Shill
			Name:	Kimball Shill
			Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	November 5, 2024	By:		/s/ Ryan Harmer
			Name:	Ryan Harmer
			Title:	VP of Accounting, Corporate Controller
(Principal Accounting Officer)