Form 10-K
period 2024-12-31
Cricut, Inc.
filed 2025-03-05
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number: 001-40257
Cricut, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	87-0282025
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10855 South River Front Parkway	84095
South Jordan, Utah	(Zip Code)
(Address of Principal Executive Offices)
(385) 351-0633
(Registrant’s Telephone Number, Including Area Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2024, the end of the registrant's second fiscal quarter, was approximately $295.4 million, based on a closing market price of $5.99 per share.
As of February 28, 2025, the registrant had 52,358,754 shares of Class A Common Stock, and 160,185,484 shares of Class B Common Stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s annual meeting of stockholders in 2025 (the “Proxy Statement”) are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2024.
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
•risks related to general socio-economic and political conditions, consumer confidence, as well as current macro-economic and post-COVID-19 factors; and
•the other factors identified under, or incorporated by reference in, the section titled “Risk Factors” appearing elsewhere in this Annual Report on Form 10-K.
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

PART I
Item 1. Business
Overview
At Cricut, our mission is to help people lead creative lives. Our creativity platform enables our engaged and loyal community of nearly 5.9 million Active Users, as of December 31, 2024, to turn ideas into DIY goods from custom greeting cards and apparel to on-demand gifts and large-scale decor. We designed and built our ecosystem of connected cutting machines, accessories, and materials for scalability and seamless integration, allowing us to both introduce new products as well as continuously update the functionality and features of existing physical and digital products. This makes Cricut broadly extensible and empowers our users to unlock ever-expanding creative potential.
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
We extend the inspiring and intuitive nature of our platform to our hardware with connected machines that are both beautiful and easy to use. Our portfolio of connected machines cuts, writes, scores, and creates decorative effects for a wide range of use cases on an array of materials including paper, adhesive vinyl, iron-on vinyl, wood, and leather. These machines are available at a variety of price points:
•Cricut Joy family $149.00-$199.00 MSRP
•Cricut Explore family $249.00 - $319.00 MSRP
•Cricut Maker family $399.00 - $429.00 MSRP
•Cricut Venture $999.00 MRSP
Cricut often becomes a huge part of users’ creative lives, serving as the foundation for their journey of creativity. These journeys typically begin with an idea of something to make, leading to the purchase of a machine and expands across our family of products as users harness the power of our platform. Our users demonstrate continued engagement with our platform over time, which results in purchases of subscriptions, accessories, and materials long after they first purchase a connected machine. As of December 31, 2024, nearly 5.9 million of our users cut on their connected machines in the last 365 days and 3.8 million cut on their connected machines in the last 90 days.
In Cricut Design Space, our users find inspiring content for their projects and easy-to-use software tools and instructions to customize or design from scratch their project idea. Users can take advantage of images, fonts and ready-to-make projects available within our platform, or they can upload their own. We offer a select number of free images, fonts, and projects. In addition, we offer a wider selection of images, fonts, and projects through our subscription service, Cricut Access, or for purchase à la carte. The content available directly within Cricut Design Space is optimized for our cutting machines, and includes designs published by curated contributing artists from around the world, as well as from licensed content such as well-known characters and other trademarks from a variety of partner brands. The standard and premium version of our subscription service, Cricut Access, enables access to a growing library of more than one million images, thousands of ready-to-make projects, and hundreds of fonts, and the use of special design features and expanded app capabilities. Cricut Access also includes other member benefits, such as discounts on cricut.com and priority member care support. The premium version includes all of the benefits of the basic Cricut Access subscription, as well as additional discounts and preferred shipping services. As of December 31, 2024, we had nearly 3.0 million paid subscribers.
The broad range of accessories and materials in the Cricut ecosystem also help bring designs to life, from heat presses and handheld crafting tools to materials like paper and vinyl. These products work seamlessly and easily with our connected machines, which helps build brand loyalty among our user base. Creating projects drives repeat purchases of accessories and materials for years after a user first buys a connected machine, demonstrating a growing customer lifetime value through ongoing engagement with our platform.

Many of our users share a love of our brand, products, and mission, fostering a loyal community of users who are deeply engaged with Cricut and each other. Every project is an opportunity to start a conversation and we often see our users inspire, teach, and create together. Users are passionate about sharing Cricut tips, tricks, and personal stories and this engagement carries over into social media and into everyday life. Globally, there are millions of Cricut followers and hundreds of independently run Cricut groups across social media. Users often self-organize, host independent events, and meet up in person across the globe.
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
The revenue generated from the sales of our connected machines, subscriptions, accessories, and materials comes from a robust mix of brick-and-mortar and online retail, including direct-to-consumer on cricut.com, and partners like Amazon, Best Buy, Costco, Hobby Lobby, HSN, Michaels, Target, and Walmart.
We are a profitable business. For the years ended December 31, 2022, 2023 and 2024, we generated:
•Total revenue of $886.3 million, $765.1 million and $712.5 million, respectively, representing (32)%, (14)% and (7)% year-over-year growth, respectively
•Net income of $60.7 million, $53.6 million and $62.8 million, respectively, representing (57)%, (12)% and 17% year-over-year growth, respectively
Our Industry
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
•Technology is Enabling a New Generation of Entrepreneurs. The rapid growth of marketplaces and commerce enablement platforms creates economic opportunities for millions of creative entrepreneurs. Individual entrepreneurs value supplemental income, flexibility and the opportunity to do what they love for a living. Cricut enables the shift in production of physical goods from factory floors to kitchen tables and provides manufacturing solutions for small scale businesses. Approximately 27% of our users make projects to sell.
Our Opportunity
We believe that anyone can be creative, and thus anyone can be a part of the Cricut community of users. This presents us with a large untapped market opportunity in addition to our current user base.
We quantify our market opportunity in terms of target audience profile, which includes active creatives with relevant behavioral attributes who we address with our current products and price points, and our Serviceable Addressable Market (“SAM”) and Total Addressable Market (“TAM”), which includes potential creatives who we believe we can reach over the long term with products that address new use cases, greater accessibility, and a broader set of price points.

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
We assess our SAM and TAM in the United States and Canada and internationally. Today, a portion of our revenue is generated from countries outside the United States and Canada. We currently classify four of these countries, Australia, France, Germany and the United Kingdom, as our primary international target markets and include them in our international SAM and TAM.
Based in part on the YouGov study, we estimate that our SAM consists of over 85 million people in the United States and Canada. We estimate that our SAM among our primary international target markets consists of over 44 million people. Accordingly, we estimate our total SAM is over 129 million individuals. As of December 31, 2024, we had nearly 5.9 million Active Users.
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
The Cricut User Journey
Creative individuals come to Cricut and become engaged users who can express themselves both individually and as part of a large and passionate community. As of December 31, 2024, 94% of our users identify as women. Many users also earn income through products they create on Cricut. According to in-house research conducted in 2024:
•38% of new users bought their Cricut machine specifically to make a variety of things
•55% of users bought their machine to make personalized gifts
•27% of users make projects to sell
•84% of users say crafting with Cricut inspires feelings of accomplishment
•87% of users made projects for other people rather than themselves
A user’s journey evolves after their first purchase. New users typically intend to create a variety of things but may start with one intended use and grow with Cricut over time. For example, a user may buy a connected machine and begin by making cards but later branch out to T-shirts, wall decals, and more. As we launch new software and products, and as our community continues to grow and share on our platform and elsewhere online, users can continually refresh this relationship and expand the versatility of our platform.
Our large and loyal community of users engage with Cricut and each other both in Design Space and through social media. Users often share projects they created, inspiring other users to create. Design Space provides users with the ability to share direct links to projects and designs, so that others may view and create their own items from the same design. Users take advantage of these capabilities to show off their creations on our platform, through social media platforms, video platforms, and their own websites and shops. Many users have even taken passion for Cricut to the next level, creating their own tutorials, inspirational posts, and other influential content to share with others. This adds a larger, broader audience to Cricut’s own social audience consisting of millions of followers. The social conversation that this audience generates includes millions of posts tagging Cricut and related hashtags, billions of video views, and many third-party, independently run Cricut-related groups across social platforms. These teaching and inspiration moments enhance our monetization opportunities, as they lead to the creation of projects, which often lead users to purchase images, fonts, accessories, and materials.
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
Connected Machines
Our connected machine portfolio currently includes the Cricut Joy family, the Cricut Explore family, the Cricut Maker family, and Cricut Venture. These machines cut, write, score, and create decorative effects using a wide variety of tools and materials including paper, vinyl, leather, and more. They are designed for uses ranging from quick, everyday projects like labels, decals, and greeting cards to professional-level DIY projects like personalized apparel, signage, and home décor. Our connected machines also use different combinations of tools, attachments, and accessories for deeper capabilities. For example, Cricut Joy can work with over 50 different materials – from the most popular craft materials like cardstock, vinyl and iron-on to specialty materials like polished foils. The Cricut Explore family pioneered calligraphy pens and sticker making, while the Cricut Maker family cuts softwood and engraves metal. Bluetooth and USB options enable connectivity to Cricut Design Space, our proprietary cloud-based design software available for free on Android, iOS, Mac OS, and PC devices.
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
Much of the à la carte content (with exceptions for some partner content) is also included in Cricut Access, our subscription offering. Available as a monthly or annual subscription, Cricut Access subscribers enjoy a greater and ever-growing selection of more than one million images, hundreds of fonts, and thousands of ready-to-make projects in our design library, as well as other members-only special features, like Background Remover. Subscribers also receive discounts to cricut.com and priority support. Cricut Access is $9.99 billed monthly or $95.88 billed annually. Cricut Access Premium, which includes all the benefits of Cricut Access, includes additional discounts and preferred shipping for an annual cost of $119.88. As of December 31, 2024, we had nearly 3.0 million Cricut Access subscribers.

Cricut Extensions, Accessories, and Materials
We sell a broad range of extensions, accessories, and materials designed to work seamlessly with our connected machines. Cricut materials give users peace of mind with a brand they trust for durability, selection, and compliance. We sell a wide range of project materials including adhesive vinyl, iron-on vinyl, deluxe paper, and Infusible Ink (cuttable sublimation ink). Machine and hand tools also support multiple forms of creativity, from fine point blades for vinyl and cardstock, to rotary blades for fabric, to knife blades for leather and softwood. Handheld tools from scissors, to weeding tools, to rulers, complete the Cricut ecosystem for a full-brand offering made for the discerning consumer. We offer thousands of SKUs within our Cricut extensions, accessories, and materials, ranging in price from $1.99 to $999.00.
How We Go to Market
Many of our users hear about our products through word-of-mouth. With 87% of our users creating products for their friends and family, word-of-mouth marketing continues to be one of the most efficient and effective ways we attract new users. In 2024, 39% of new users first heard about Cricut through friends and family. We also use digital and social media marketing to attract users.
We sell our connected machines, accessories, and materials globally through our brick-and-mortar and online retail partners, as well as through our website at cricut.com. Our partners include major retailers such as Amazon, Best Buy, Costco, Hobby Lobby, HSN, Michaels, Target, and Walmart, along with many others. We also sell our products, including subscriptions to Cricut Access, on cricut.com. In 2024, 35% of our revenue was generated through brick-and-mortar sales and 65% was generated through online channels.
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
We Designed our Platform to Constantly Evolve so We Can Find New Ways to Delight Users. We constantly innovate and offer new features and improvements to existing ones to provide users with new capabilities for their existing connected machines. New features are integrated seamlessly into existing connected machines with updates to our software, infrastructure, and content. We continuously improve our software to address the unique needs our users have when crafting. For example, in 2024, we made significant improvements to our search algorithms, fonts experience, Print-then-Cut capabilities, and overall Software reliability. We also introduced a new way to guide users on Canvas for the most popular project types our users make, and introduced an AI chatbot assistant. In addition, we expanded the Contributing Artists Program, which launched in 2022, to well over 1 million images and expanded it to include easy-to-make projects.
We Have a Strong and Loyal Community of Users. Many of our users become deeply engaged in our creative community and loyal to our brand. Each project becomes an opportunity to create a conversation – our users share, inspire and teach each other. Our community of nearly 5.9 million Active Users as of December 31, 2024, creates a reinforcing network effect. The number of projects made and shared physically or digitally continues to grow over time. This engagement generates even more shared projects and word-of-mouth that in turn helps to grow our community.
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
Our Growth Strategy
These are key elements of our growth strategy:
Reach More Users. As of December 31, 2024, we had nearly 5.9 million Active Users, representing approximately 5% of the 129 million addressable active creatives in our SAM. We have a significant opportunity to bring more users to our platform by enhancing our brand and product awareness in both the United States and Canada and in the other geographies where we currently sell our products. We intend to pursue this opportunity in part through digital advertising, social media and influencer marketing, retail partners, public relations, and word-of-mouth referrals.
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
Expand Internationally. We believe there is a significant opportunity for Cricut to grow internationally. We began our international expansion by launching in Australia, Canada, France, Germany and the United Kingdom, and subsequently launched in Latin America, Western Europe, META (Middle East, Turkey, and Africa), and more recently most of Asia (including India, Japan, and South Korea). We have also localized our design app in each of the most commonly spoken languages in the countries we have entered. We offer country-specific content and continue to add local content for markets where we are in various stages of launch. We will continue to pursue disciplined international expansion by targeting countries with large populations of active creatives where we believe the Cricut value proposition will resonate. We expect to leverage a combination of brick-and-mortar and online retail partners to go to market internationally.
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
•Cut Smart Technology, Adaptive Tool System and QuickSwap Housings. Years ago, we transformed the household electronic cutting machine market with the introduction of our Cut Smart technology on Cricut Explore. This allows our connected machines to cut and draw on materials through machine mat and carriage plot movements, while our servo motors apply a precise amount of cut force tailored to each material so there is no need for users to manually adjust blade depth, cut force, or speed. Later, with the release of Cricut Maker, we further innovated by introducing our Adaptive Tool System, which deepens and enhances our connected machine movements by adding additional control from the drive housing itself. Through the interlocking of gears with the machine carriage, our Adaptive Tool System (currently available only on Cricut Maker family) can additionally lift and turn the blade during operation. This third juncture point allows Cricut Maker to intelligently control the direction of the blade and cut pressure to match the material, enabling experiences like machine cutting fabric with a rotary blade or using our knife blade to machine cut thicker materials like matboard and basswood. In addition to this multi-dimensional movement, our Adaptive Tool System also allows our users to install one machine tool housing that can be easily changed to have varying tips, something we aptly call QuickSwap. While Cricut Maker was released with only four tools initially, together with our Adaptive Tool System and QuickSwap housings, we have since empowered Cricut Maker users with the use of more than 10 tools. Our connected machines are durable, built to last and designed with this level of extensibility to quickly enable new uses as they are designed and brought to market.
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
•Unified Integration Between Hardware, Software and Content. Our design, engineering, product, and content teams work hand-in-hand to bring our products to life, from conception and validation to implementation. We work hard to build strong synergies across teams to successfully launch products that address new creative categories. One such example was evident in the successful launch of Cricut Insert Cards. Collaborating with our hardware engineering and machine teams, our materials team launched a colorful array of newly designed pre-scored and pre-cut cardstock greeting cards, complete with decorative inserts and envelopes. Utilizing a patented card mat to hold these cards in place during operation, Cricut machines can cut and draw professional-looking handmade cards for any occasion while easily pulling from hundreds of ready-to-make greeting card projects in Design Space. This type of unified integration by and between our hardware, software, content and accessories and materials provides an outcome to our users with a value much greater than the sum of its individual parts.
Human Capital
Our Culture. Our mission is to help people lead creative lives. Our employees strive to support this mission by providing an innovative creativity platform that includes software, machines, materials, and tools for our users. Much of our team are makers and crafters themselves and are engaged with our end-users. We celebrate seeing the creativity and kindness that our end users create with the tools we provide. Behind the products, is a team that subscribes to an articulated culture of values and mantras. We start with a foundation of trust and encourage constructive conflict. The team lives by mantras such as “spend every dollar like it’s your own,” “choose trust, respect, and candor,” “put the stinky fish on the table,” and “act like an owner,” among several others. We have built a team of talented professionals who are eager to work in an environment where how we work matters as much as the work itself.
Our Employees. Our culture is important to us and is what we strive to maintain in good times and bad. As of December 31, 2024, we had over 640 employees of which 161 lived outside of the United States. As of December 31, 2024, we had employees in 31 states and 25 countries. We believe the diversity of background and thought that this growth has infused into our company is a great strength and will continue to be as we continue to grow and expand around the world. We consider our relations with employees to be good. None are covered by collective bargaining agreements or are represented by a labor union.
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
The accessories and materials DIY market is highly competitive with few barriers to entry. We face heightened competition in providing accessories and materials that we sell for use with our connected machines. We compete against well-established, well-known companies, many of which are also our channel partners. Many of these companies have substantial market share, diversified product lines, well-established supply and distribution systems, strong brand recognition and significant financial, marketing, research and development and other resources. These channel partners often have their own brands of products that we compete against, particularly in accessories and materials. We also compete with well-established content providers, from free resources that enable users to access content that is compatible with our platform, to more specific content marketplaces, like Canva, Creative Fabrica, and Etsy, where customers can purchase digital files to upload to our platform. We believe that our brand, technology, software, and content set us apart. We provide a superior value proposition and benefit from our deeply engaged community of users.
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
The principal competitive factors that companies in our industry need to consider include but are not limited to total cost of product, manufacturing efficiency and supply chain management, product vision, product innovation, digital content (original and licensed), product quality and safety, pricing, user engagement, strength of sales and marketing efforts, technological advances and brand awareness and reputation. We believe we compete favorably across these factors.
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
As of December 31, 2024, we had 78 issued patents in the United States, which are expected to expire at various times between January 4, 2025, and June 16, 2043, as well as 207 issued patents in non-U.S. jurisdictions, which are expected to expire at various times between January 16, 2025, and December 19, 2048. We also had 46 pending patent applications in the United States and 121 pending patent applications in non-U.S. jurisdictions. These issued patents and pending patent applications are intended to protect our proprietary inventions that are relevant to our business. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines and logos in the United States and other jurisdictions to the extent we determine appropriate and cost-effective. We also have common law rights in some unregistered trademarks that were established over years of use. As of December 31, 2024, we had a total of 18 registered trademarks in the

United States and 86 registered trademarks in non-U.S. jurisdictions. We also have registered domain names for websites that we use in our business, such as cricut.com and other variations.
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
Manufacturing, Supply Chain and Fulfillment
We currently outsource the manufacturing of our connected machines, accessories and materials to third-party contract manufacturers located primarily in Malaysia, China, Thailand and South Korea. We believe outsourcing our manufacturing function promotes more flexibility and scalability in our operations.
We use three contract manufacturers, with operations in Malaysia, to produce our connected machines, which are built based on our quality and performance standards and specifications. Our contracts with our three contract manufacturers do not obligate them to supply our connected machines in any specific quantity or at any specific price and allow us to enter purchase orders with such manufacturers.
Our contract manufacturers procure from approved third-party suppliers a majority of the components (measured by spend) that are used in the production of our products. During times of supply shortage, we have in the past and may again in the future, secure long-lead-time component supply directly from suppliers on a purchase order basis. Our contract manufacturers procure these components from us within the lead times provided by our finished goods purchase orders based on component allocations that we control. We also hold long lead-time electronic component inventories in contracted warehouses in Asia as a mitigation measure against shortages. We generally do not have long-term contractual agreements with these component suppliers. Certain highly specialized components and raw materials, such as electronic components, microchips and certain alloys that are critical to the performance of our connected machines, are sourced from very limited component suppliers. These components have unique performance profiles, and, as a result, it is not commercially practical to support multiple sources for these components for our products.
To streamline logistics, inventory management, warehousing and fulfillment, we engage a small number of third-party logistics partners, including last mile warehousing and delivery partners, located in the United States, China, Europe, and Australia to receive and distribute our products. Our third-party logistics partners complete a substantial percentage of our deliveries to brick-and-mortar and online retail partners, distributors, and online sales channels. Our products generally arrive at our third-party logistics partner facilities via ocean shipping services from our contract manufacturers. Direct shipments to users are then typically ground shipped for U.S. users and ground- or ocean-freighted for our international users.
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
Sales and Marketing
Sales Channels
We sell our products primarily through our third-party brick-and-mortar and online retail partners, as well as through our website at cricut.com. We also sell to a network of distributors in over 50 countries who resell our products primarily to international brick-and-mortar and online retail partners and on a limited basis to U.S. brick-and-mortar and online retail partners. In 2023, 62%, and in 2024, 65% of our revenue was generated through online channels, respectively. Our sales and channels team located in the United States support both the onboarding of new brick-and-mortar and online retail partners as well as account management of existing brick-and-mortar and online retail partners. We also have an international sales and marketing force in the United Kingdom, Australia, across Western Europe, South Africa, Middle East, Singapore, Mexico, and Brazil, to drive sales and whose reach spans into many jurisdictions across the globe. We continue to grow our revenues within our international markets and in 2023 20%, and in 2024 22% of our overall revenue came from our international business.
Many of our products are sold through traditional brick-and-mortar retail partners, varying in size, including on their websites, as follows:
•Specialized Craft Retailers. We sell to specialized arts and crafts supply retailers with large regional or national presence, such as Hobby Lobby, Hobbycraft, Michaels, and Cultura.
•National Retailers. We sell to large, mass merchant retailers with national and international presence, such as Amazon, Target, and Walmart.
•Independent Retailers. We sell to a network of smaller, independent retailers in targeted locations or in specialty markets.
As of December 31, 2023 and December 31, 2024 we did not have any customers that represented 10% or more of our consolidated revenue. We also currently offer our products through our website at cricut.com, which can be purchased directly by users in the United States, Canada, the United Kingdom, Ireland, France, and Germany. Users can also purchase subscriptions to Cricut Access and Cricut Access Premium through our website or through Cricut’s design app on Android and iOS devices. Additionally, users can make in-app purchases of images, fonts and projects à la carte on our platform and through our design app. We drive consumers to our website and platform primarily through word-of-mouth marketing channels and the use of low-cost marketing channels like social media.
We believe our omni-channel strategy enables us to target a diverse consumer base.
Marketing
Cricut marketing efforts keenly focus on building brand and product awareness, driving conversion, and engaging the community to attract new users and retain existing users. Our loyal community of millions of users — empowered with a platform designed for sharing — are our best and most effective marketing tools, helping to generate robust word-of-mouth referrals, which have been significant drivers of our growth. With 87% of our users, as of December 31, 2024, creating projects for their friends and family, word-of-mouth marketing continues to be paramount to our operational success. Crafting inspires feelings of accomplishment in our users, which promotes repeat use of our products and re-engagement in our platform and community.
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
As of December 31, 2024, we had over 250 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to further improve our software, and the ease of use and functionality of our connected machines and platform and to expand our accessories and materials offerings.
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
The United Kingdom has also adopted a version of the GDPR (combining the GDPR and the Data Protection Act 2018), each of which potentially authorizes similar fines and other potentially divergent enforcement actions. Furthermore, there will be increasing scope for divergence in application, interpretation and enforcement of data protection law between the United Kingdom and the EU. We continue to monitor and review the impact of any resulting changes to EU or United Kingdom law that could affect our operations, which could also increase our risk and compliance costs.
The California Consumer Privacy Act, or CCPA,became effective in January 2020 and was subsequently amended by the California Privacy Rights Act. CCPA gives California residents various rights with regard to their personal information, including to access and delete their personal information, to opt out of certain sales and sharing of personal information, and to receive detailed information about how their personal information is collected and used. The CCPA also provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. Similar legislative developments in numerous other states also have been enacted or proposed. Federal privacy legislation also has been proposed. These developments create the potential for a patchwork of overlapping but different laws, and increase our risk and compliance costs.

Further, some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business.
Additionally, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to the transfer of personal data outside the European Economic Area, or EEA, and the United Kingdom. We rely on transfer mechanisms permitted under these laws, including the standard contract clauses, which have been subject to regulatory and judicial scrutiny. If these existing mechanisms for transferring personal data from the EEA, the United Kingdom or other jurisdictions are unavailable, we may be unable to transfer personal data of employees or users in those regions to the United States.
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
•competitive risks in both of our segments: Platform and Products;
•supply chain, manufacturing, distribution and fulfillment risks, including our being dependent on three contract manufacturers to produce connected machines, and on limited sources of supply for components, accessories and materials, as well as our ability to forecast demand and manage our inventory;
•international risks, including regulation, tariffs that historically materially increased our costs and the potential for further trade barriers;
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
•risks related to protection of our intellectual property, as well as to cybersecurity and potential security breaches and incidents;
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
•increase in users joining our platform through a second-hand machine, who tend to exhibit lower engagement intensity compared to users joining through a newly purchased machine; and
•deteriorating general economic conditions, inflationary pressures affecting the pricing of our products or otherwise, or changes in consumer spending preferences or buying trends, each of which we currently are experiencing.
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
We experienced rapid revenue growth through 2021 and experienced a reduction in revenue since then, with revenue of $886.3 million, $765.1 million, and $712.5 million for the years ended December 31, 2022, 2023 and 2024, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior years due to a number of reasons, including more challenging comparisons to prior periods, slowing demand for our platform and products, increasing competition, a decrease in the growth of our overall market and our failure to capitalize on growth opportunities. For example, we saw significant growth in sales during the COVID-19 pandemic in 2020 and 2021 but saw a reduction in sales in 2022, 2023 and 2024. There can be no assurance that sales will return to 2020 and 2021 levels in the future or that we will be able to continue to significantly grow our revenue in a post-COVID-19 environment. Our rate of adding new users has declined over the last three years in comparison to 2020 and 2021, and the number of Paid Subscribers could remain flat or decline.
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
We derive a significant portion of our revenue from sales of products, particularly our connected machines. Our connected machine revenue decreased by $5.9 million, or 3.0%, to $192.4 million for the year ended December 31, 2024 from $198.3 million for the year ended December 31, 2023. Any factors adversely affecting sales of our connected machines, including introduction by competitors of comparable machines at lower price points, a maturing product lifecycle, shortages in our supply or inventory of connected machines, a decline in consumer spending, an increase in second-hand machines, or other factors discussed elsewhere in this Risk Factors section, could result in a continued decline in sales of our connected machines, which would adversely affect our future revenue and results of operations.
Moreover, because we derive a significant portion of our platform and accessories and materials revenue as an extension of the sales and use of our connected machines, any material decline in the sales and use of our connected machines would also have a pronounced impact on platform and accessories and materials revenue, which would adversely affect our future revenue and results of operations. For example, accessories and materials revenue decreased by $50.7 million, or 19.7%, to $207.1 million for the year ended December 31, 2024 from $257.8 million for the year ended December 31, 2023. In addition to sales of our connected machines, accessories and materials revenues are influenced by multiple factors, some of which can be hard to isolate in a given time period. These factors include retailer demand, currency, consumer buying behavior (pantry loading), promotional activity, competition, and engagement (defined by consumer cutting behavior and therefore consumption of materials). Each of these can have an impact on accessories and materials revenue in different time frames that are hard to estimate. Our efforts to increase our sales of accessories and materials may not have the desired effect.
Our results of operations could be adversely affected if we are unable to accurately forecast consumer demand for our products or adequately manage our inventory, the manufacturing capacity of our contract manufacturers or their component supply.
Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products, changes in demand for the products of our competitors, unanticipated changes in general market or economic conditions or changes in consumer confidence in future economic conditions. This risk may be exacerbated by the fact that we do not have the manufacturing capacity or supply-chain flexibility to satisfy short-term demand increases. For example, during the COVID-19 pandemic and stay-at-home orders, we saw significant growth in sales in 2020, which strained our inventory levels and caused shortages that likely resulted in lost sales. Although our in-channel and on-hand inventory as of December 31, 2024 were generally sufficient, if we fail to accurately forecast consumer demand, we may experience insufficient or excess inventory levels or a shortage or surplus of products available for sale. If we underestimate demand or are otherwise unable to meet consumer demand, we could experience loss of revenue, reputational harm and damaged relationships, including through social media or other communications from our community, and adversely affect our business, financial condition and results of operations. If we forecast inventory levels in excess of consumer demand, this may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and premium nature of our brand image. While supply chain conditions have improved during 2023 and 2024, if our supply chain faces challenges again, it could continue to put pressure on margins.
We depend on sales to brick-and-mortar and online retail partners, including a limited number of sophisticated key brick-and-mortar and online retail partners. The loss or substantial decline in volume of sales to any of our key brick-and-mortar and online retail partners could adversely affect our financial performance.
Our financial performance has been and will continue to be significantly determined by our success in attracting and retaining brick-and-mortar and online retail partners. For the year ended December 31, 2023, our top seven brick-and-mortar and online retail partners accounted for 33% of total revenue. For the twelve months ended

December 31, 2024, our top seven brick-and-mortar and online retail partners accounted for 30% of total revenue. We anticipate that a similar level of concentration will continue for the foreseeable future.
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
Because our key brick-and-mortar and online retail partners have dominant positions in their markets, a loss of any key retailer may not be easily replaced. The loss or substantial decline in volume of sales to our key brick-and-mortar and online retail partners, including lost sales because of inadequate retailer inventory, would adversely affect our operating results and financial performance. Moreover, if we are not able to meet demand from our key brick-and-mortar and online retail partners, or if we are unable to satisfy minimum revenue growth and margin targets, they may limit or eliminate our shelf space, fail to feature our products on their websites or cease to offer our products and instead offer or promote products from our competitors who are able to meet their demands.
If the financial condition of one or more of our key brick-and-mortar and online retail partners weakens, a key retailer stops selling our products or uncertainty regarding demand for some or all of our products causes one or more of these brick-and-mortar and online retail partners to reduce its ordering and marketing of our products, it could decrease revenue from sales to brick-and-mortar and online retail partners and adversely affect our total revenue. Financial difficulties for one or more of our key brick-and-mortar and online retail partners could also expose us to financial risk if such retailer were unable to pay for the products purchased from us. We may not be able to collect our receivables from our brick-and-mortar and online retail partners, or we may incur significant expense in attempting to collect receivables, which would materially and adversely affect our profitability and cash flows from operations. Cricut’s sales to customers are typically made on credit terms without collateral. A bankruptcy, financial distress, or restructuring of one of our brick-and mortar or online retail partners could result in our inability to collect receivables, and in some cases require us to return money previously received from the partner as directed by the bankruptcy court. For example, in January 2025, our customer JOANN, Inc. announced it had filed for Chapter 11 bankruptcy and in February 2025 announced that it would liquidate and discontinue business. While we do not currently expect JOANN, Inc.’s bankruptcy to have a material adverse effect on our business, results of operations or financial condition, there can be no assurance that the bankruptcy, financial distress, or restructuring of one of our brick-and-mortar or online partners would not have such an effect. In addition, current deteriorating general economic conditions, inflationary pressures affecting the pricing of our products or otherwise, and changes in consumer spending preferences or buying trends could have an effect on sales through our brick-and-mortar and online retail partners.
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

In the year ended December 31, 2023, 62% of our revenue was generated from these online channels. For the twelve months ended December 31, 2024, 65% of our revenue was generated from these online channels. There can be no assurance that online sales will remain at these levels in the future or that we will be able to continue to significantly grow our online channels.
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
We actively work to develop channel strategies to service omni-channel retailers, which are sellers who can serve product through in-store, online, and buy online and pick up in store programs (BOPIS). Sales through online channels, either through cricut.com or our online retail partners’ websites, could reduce sales by our current brick-and-mortar retail partners, which could adversely affect our relationship with our brick-and-mortar retail partners, particularly those that do not have a strong online presence. Based on our strategic initiative to increase sales through online channels, our brick-and-mortar retail partners may decide not to adequately display our products in store, choose to reduce the in-store space for our products, locate our products in less than premium positioning in their store, choose not to carry some or all of our products or promote competitors’ products over ours in store, and as a result, our sales could decrease and our business could be harmed.
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
Subscriptions are a significant portion of our Platform revenue. If we are unable to maintain or increase subscriptions, which have higher margins than our other products, our future revenue and results of operations could be harmed. Our Paid Subscribers have no contractual obligation to renew their subscriptions to Cricut Access or Cricut Access Premium after the expiration of their initial subscription term, and our subscriptions may be offered on a monthly and annual basis. The images and designs on our platform are available for purchase à la carte, which may limit the incentive for users to purchase subscriptions. Our ability to increase new subscriptions may decline or fluctuate as a result of a number of factors, including seasonality, the quality of images and projects we offer, level of engagement, the number of new features and capabilities only offered through our subscriptions, the prices of products offered by our competitors and the budgets and consumer spending habits of our users. In addition, new users joining our platform through a second-hand machine tend to have a lower subscription sign-up rate and engagement intensity than new users joining us through a newly purchased machine. If our users do not renew their subscriptions or if additional users do not purchase subscriptions, our future revenue and results of operations could be harmed. To the extent that users of our free design apps do not purchase images, projects or products à la carte or convert to a subscription, our future revenue and results of operations could be harmed. Our efforts to increase our subscriptions may not have the desired effect. Instead of increasing subscriptions, attempts to increase subscriptions could cause our users to limit their use of our connected machines, cause reputational harm and damaged relationships, and result in reduced sales of connected machines and accessories and materials, any of which could negatively affect our future revenue and results of operations. Finally, any future changes to our subscription model could make our subscriptions less attractive to users or reduce our margins on subscriptions, which could negatively affect our future revenue and results of operations.
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
We also experience competition in connected machines from sellers of both connected and manual cutting and other machines. For example, Brother, Graphtec, Loklik, Silhouette America, and Siser sell cutting machines, and a number of companies sell heat press machines. Our Platform business, which provides users with fonts and images for making designs, competes with well-established content providers, from free resources that enable users to access content that is compatible with our platform, to more specific content marketplaces, like Canva, Creative Fabrica, and Etsy, where customers can purchase digital files to upload to our platform.
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
Further, some of our products may find their way to unauthorized outlets or distribution channels, and could include used product sold as new, fraudulent, unbundled, or stolen goods. This type of “gray market” selling through unauthorized resellers could negatively impact Cricut’s product value, brand value, and retailer/partner margins. Further, this “gray market” for our products can undermine authorized brick-and-mortar and online retail partners and distributors who promote and support our products and can damage our reputation and business, and we may have to spend significant time and resources in the future to challenge such copycat products and unauthorized “gray market” products.
Competitive pricing pressures, including with respect to our platform services, products, and shipping, may harm our business and results of operations.
If we are unable to sustain pricing levels for our platform services and products, whether due to competitive pressure or otherwise, our gross margins could be significantly reduced. Our portfolio of connected machines range from $149.00 to $999.00 MSRP, and subscription offerings range from $9.99 per month to $95.88 per year for Cricut Access or $119.88 per year for Cricut Access Premium, which includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping. Within our extensions, accessories and materials, our SKUs range in price from $1.99 to $999.00.
Demand for our products can be sensitive to price, especially in times of slow or uncertain economic growth and consumer economic conservatism. To the degree we implement price increases, we could see further impact on consumer behavior and demand. Many factors can significantly impact our pricing strategies, including production and personnel costs, as well as other factors outside of our control, such as consumer sentiment, increases in the price of raw materials, inflationary pressures, and our competitors’ pricing and marketing strategies. Changes in our pricing strategies have had, and may continue to have, a significant impact on our revenue and net income. From time to time, we have made changes to our pricing structure to remain competitive, because if we fail to meet our brick-and-mortar and online retail partners’ and users’ price expectations, we could lose sales. Furthermore, brick-and-mortar and online retail partners may choose to offer promotions or sales on our products, including our connected machines, and we may have to match those prices on our own website to continue to attract users to our website to make purchases, which could affect our business and results of operations. In addition, we vary our pricing strategies to effectively compete in certain international target markets. If our online retailers sell our products across borders on their global storefronts, there is a risk that our products could be sold for lower than established retail prices within a specific region or market. This type of sales activity could disrupt our brick-and-mortar retailer partners’ sales efforts.
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
We have grown rapidly in prior years and have limited operating experience at our current scale of operations. If we are unable to manage our growth and the complexity of our business effectively, our brand, company culture and financial performance may suffer.
We have grown rapidly in prior years and have limited operating experience at our current size. For example, our revenue peaked in 2021 at $1.3 billion before reducing to $886.3 million in 2022, $765.1 million in 2023, and $712.5 million in 2024. In addition, between December 31, 2022 and December 31, 2023, our employee headcount decreased from over 775 to over 690, and as of December 31, 2024, our employee headcount was over 640. In March 2024, due to the challenging macroeconomic environment and with the goal of maintaining the health and sustainability of the company, we implemented a workforce reduction which impacted approximately 8% of Cricut employees. While we do not expect headcount growth to continue at the same pace as in recent years, we may choose to significantly increase headcount again in the future. Further, as we grow, our business becomes increasingly complex, particularly for a company of our relative size. To effectively manage and capitalize on our growth, we must continue to forecast demand and manage our supply chain, expand our sales and marketing, focus on innovative product development, upgrade and secure our management information systems and other processes and obtain more space for our expanding staff. Our continued growth and complexity could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training and managing a diffuse and growing employee base. Failure to scale with growth could harm our future success, including our ability to effectively focus on and pursue our corporate objectives. Moreover, the complicated nature of our business, in which we design our own products, develop our own design apps, rely on third-party manufacturers and sell our products through brick-and-mortar and online retail partners, as well as through our website, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. If we do not adapt to meet these evolving challenges, including hiring and maintaining the right number of employees for each aspect of our business, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products may suffer and our company culture may be harmed.
Our growth strategy contemplates an increase in our advertising and other sales and marketing spending, which represented 15%, 16% and 20% of revenue in 2022, 2023 and 2024, respectively. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated, and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.
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
Our business has historically been influenced by seasonal trends. We generate a disproportionate amount of sales activity related to our products during the fourth quarter, due in large part to seasonal holiday demand. For example, in 2022, 2023 and 2024, our fourth quarter represented 32%, 30% and 29% of total revenue for the year, respectively. Our promotional discounting activity is also higher in the fourth quarter, which negatively impacts gross margin during this period. Accordingly, adverse events that occur during these months could have a disproportionate effect on our results of operations for the entire fiscal year. In contrast, sales of accessories and materials typically slow in the second quarter of the year in connection with school summer holidays. Seasonality in our business can also be skewed by macroeconomic factors, such as inflation and reduction in consumer demand. In addition, seasonality can be affected by introductions of new or enhanced products, including the costs associated with such introductions. Furthermore, our rapid growth in prior years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. For example, we experienced unusually high demand in the first and second quarters of 2021, which is inconsistent with normal seasonality patterns. Accordingly, yearly or quarterly comparisons of our results of operations may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Moreover, we experienced a significant increase in sales after the outbreak of the COVID-19 pandemic, and the rollout of COVID-19 vaccines, lifting of restrictions on movement and/or normalized full-time return to work trends have negatively impacted demand for our products and platform services, as have current deteriorating general economic conditions, inflationary pressures affecting the pricing of our products, and changes in consumer spending preferences and buying trends, and our sales activity may continue to diminish as a result. As a result of these factors, our rate of adding new users is declining in comparison to recent years and, in the short term, the number of Paid Subscribers could remain flat or decline.
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
We believe that our growth depends on our ability to reach our market opportunity in terms of our SAM, which includes active creatives who we address with our current products and price points, and our TAM, which includes potential creatives who we believe we can reach over the long term as we make products for new uses and products that are more accessible, even easier to use and available at a broad set of price points. See the section titled “Business - Our Opportunity.” We assess our SAM and TAM in the United States and Canada, as well as internationally. We believe that in order to further penetrate our SAM and TAM, we must continually improve ease of use and user experience, launch new products in new categories and expand internationally. For example, some users find our connected machines to be challenging to use or may require user education in order to operate them efficiently or have the best user experience. If we are not able to make our connected machines easier to use or improve user education and experience, we may not be able to expand our SAM and TAM. Our SAM and TAM are representative of a broad demographic. However, historically we have served a largely female demographic representing 94% of our users as of December 31, 2024 We continue to explore additional offerings that address new categories that will appeal to a wider demographic. Any new offerings may not appeal to current consumer preferences and may not be accepted by our user community or potential new users. While we believe our growth depends on our ability to expand our sales into our SAM and our TAM, we cannot be certain that we will be successful in doing so.
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
Our top seven brick-and-mortar and online retail partners, measured by the revenue we derive from them, accounted for 33% of total revenue for the year ended December 31, 2023 and 30% for the year ended December 31, 2024. Gross margins from sales to retailers may decline as a result of a number of factors outside our control, including inflationary pricing pressures, tariffs as a result of trade wars and our reliance on three primary contract manufacturers which hold influence over the supply chain. This may magnify the impact of variations in revenue and operating costs on our results of operations, which in turn could adversely affect our overall margins and profitability. We had in 2022, 2023 and 2024, and may continue to have in the future, low gross margins in the early stages of our relationships with certain brick-and-mortar and online retail partners, particularly international brick-and-mortar and online retail partners that often require significant ramp-up periods, which has and may in the future adversely affect our total revenue. To compete effectively, we have been, and may in the future decide to offer significant discounts to large brick-and-mortar and online retail partners at lower margins or reduce or withdraw from existing relationships with smaller brick-and-mortar and online retail partners, which could negatively impact our revenue and could adversely affect our gross margins and overall profitability.
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
Users engage with our software across a wide range of desktop and mobile devices and from a number of operating systems that are outside of our control. We are dependent on the interoperability of our software, as well as Cricut Access, Cricut Access Premium, Design Space and other design apps, with popular desktop and mobile operating systems, such as Android and iOS. Any changes in such systems that degrade the functionality of our software or design apps or give preferential treatment to competitors could adversely affect our software’s usage on desktop and mobile devices. To deliver high-quality images and projects, it is important that our software is designed effectively and works well with a range of third-party desktop and mobile systems, networks and standards. We may not be successful in developing relationships with key participants with original equipment manufacturing or mobile industry or in developing software that operate effectively with these technologies, systems, networks or standards. For example, mobile network operators or operating system providers could block or place onerous restrictions on the ability to download and use our software.
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
Further, broadband Internet service providers operate in a rapidly evolving legal environment, and existing or future legislation or regulations, or absence thereof, including Internet neutrality regulations, could adversely affect our users’ ability to access broadband Internet service or certain content, or create different user experiences in certain jurisdictions. In January 2025, the U.S. Court of Appeals for the Sixth Circuit struck down the Federal Communications Commission’s, or FCC’s, 2024 net neutrality order that reinstated the FCC’s 2015 rules prohibiting broadband providers from blocking, impairing, or degrading access to lawful content, applications, services, or non-harmful devices, or engaging in paid prioritization (e.g., favoring certain lawful internet traffic over other traffic in exchange for higher payments). Several states have enacted or are considering state-level legislation or executive action that would implement certain net neutrality protections, including some that go beyond those established in the FCC’s 2015 net neutrality order (e.g., restrictions on zero-rating—i.e., the practice whereby an ISP exempts certain Internet traffic from a customer's data cap). State broadband regulations have been upheld by courts in certain jurisdictions, creating the potential for a patchwork of disparate regulatory regimes whereby broadband Internet access providers may be able to block or throttle content, or charge web-based services such as ours for priority access to customers in some jurisdictions but not others, which could result in increased costs to us and a loss of existing users, impair our ability to attract new users and materially and adversely affect our business and opportunities for growth.

The future of broadband regulation remains uncertain, and the regulatory landscape continues to evolve. Republican control of the Executive Branch, Congress and the FCC following the 2024 elections may increase the likelihood of federal action to reduce the FCC’s authority over broadband providers or preempt state-level net neutrality initiatives. We cannot predict whether any federal or state initiatives will be modified, overturned or vacated by legal action of the court, federal or state legislation or federal or state agencies.
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
We regularly review metrics such as whether a user created on their connected machines in the last 365 or 90 days, the number of Paid Subscribers and other measures to evaluate engagement and growth trends, to measure our performance and to make strategic decisions. These metrics are calculated using internal company data, and in some cases third-party data, and have not been validated by an independent third party. While these numbers are based on what we currently believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring how our products are used across our user population. In addition, we have no control over the third-party data we rely upon to calculate certain metrics, and the third-party may change the data, the way they calculate the data or the way they report the data, which could create inaccuracies or challenges in the reporting of our metrics. If we fail to maintain effective analytics capabilities, our metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies.
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
We continue to analyze our exposure for taxes and related liabilities and have accrued $3.2 million as of December 31, 2024 for uncertain tax positions.
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

Risks Related to Manufacturing, Supply Chain and Fulfillment
We depend upon three contract manufacturers, and our operations would be disrupted if we encountered problems with our contract manufacturers.
We depend on third-party contract manufacturers to produce all of our products, and rely upon three contract manufacturers to build our connected machines in Malaysia. For a limited number of our products, which collectively constitute a small portion of our revenue, a particular contract manufacturer is the sole source of the finished product. The agreements with our top vendors each have an initial multi-year term and automatically renew for subsequent one-year periods unless either party provides notice of non-renewal at least 60 days prior to the expiration of the initial term. Such agreements may be terminated by the vendors only for cause, such as (i) a breach of our payment obligation for accepted products that is not cured within ten days after notice from the vendor or (ii) certain events relating to our insolvency or filing a petition for bankruptcy. Such agreements may be terminated by us for cause, such as (i) failure to deliver products pursuant to the terms of the agreement, (ii) breaches of product warranty, indemnity or insurance; intellectual property; property and representations and covenants contained in the agreements; (iii) breaches of any other representations and warranties that are not cured within five days after notice or (iv) certain events relating to our top vendors’ insolvency or their filing a petition for bankruptcy. We may also terminate the agreements for convenience for any reason by giving 60 days’ prior written notice to the vendor.
As is the case generally with contract manufacturers, our contract manufacturers may be vulnerable to capacity constraints and reduced component availability, and our control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply or when we introduce new products or features, is limited. In addition, we must rely on our contract manufacturers to manufacture our connected machines and other accessories and materials to our quality and performance standards and specifications. Delays, component shortages and other manufacturing and supply problems could impair the distribution of our connected machines and ultimately our brand, or could negatively affect our gross margins. Furthermore, certain of our contract manufacturers have in the past and may in the future experience adverse changes in their business conditions. Any adverse change in our contract manufacturers’ financial or business conditions could disrupt our ability to supply our products to our brick-and-mortar and online retail partners, distributors and online sales channels, and could negatively impact our ability to meet our forecasted consumer demand and to timely launch new products or features. In addition, our three contract manufacturers manufacture our connected machines at facilities located in Malaysia, with some manufacturing of certain accessories and materials conducted in the People’s Republic of China, or China. Manufacturing in these countries, particularly Malaysia, may be subject to political, economic, widespread health outbreaks, labor constraints, border closures, social and legal uncertainties that may harm our relationships with these parties. In particular, changes in Malaysia’s employment regulations, including increases to the national minimum wage and restrictions on migrant labor, could significantly harm our contract manufacturers’ ability to meet our expected manufacturing yields and costs. Our other contract manufacturers are also located in Malaysia, China, Thailand and South Korea, which may increase supply risk, including the risk of supply interruptions.
Our contracts with our three contract manufacturers do not obligate them to supply our connected machines in any specific quantity or at any specific price and allow us to enter purchase orders with such manufacturers. Entering into agreements requiring additional purchase orders is a typical part of our business and is common practice with other vendors that we may use from time to time. If our three contract manufacturers fail for any reason to continue manufacturing our connected machines in required volumes, in a timely manner, at high quality levels or at all, we may have to increase connected machine production at currently qualified contract manufacturers or engage acceptable alternative contract manufacturers, either of which would be time consuming, particularly given the complexity of our connected machines. Identifying, selecting and onboarding acceptable alternative contract manufacturers could also be costly. Alternative contract manufacturers may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices or to our quality and performance standards. Any significant interruption in manufacturing at our three contract manufacturers would reduce our supply of connected machines, which could cause us to delay our orders or breach our purchase orders with our brick-and-mortar and online retail partners, distributors and online sales channels, which in turn would reduce our revenue and user growth.

If our third-party contract manufacturers are unable to meet our needs, as a result of operational issues or other factors, our business would be harmed. The locations of our third-party manufacturers may exacerbate some of these risks.
We believe that we must continue to upgrade and expand our current third-party contract manufacturer production capability to meet our projected revenue targets and quality control requirements. Operational difficulties, such as a significant interruption in the operations of or equipment breakdowns in production facilities operated by third parties, could delay production or shipment of our products. In addition, events such as inclement weather, natural disasters, government shut-downs as a result of air quality, power grid limitations, pandemics, civil unrest or other reasons, labor strikes, restrictions, or shortages, transportation security vulnerabilities or cyberattacks could impair third-party production capabilities. The inability of our third-party contract manufacturers to meet our production requirements, particularly in our peak season, could lead to customer dissatisfaction, impact sales and damage our reputation and brand, which would result in reduced revenue. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.
Our third-party manufacturers are largely based in Malaysia, China, Thailand and South Korea, and our connected machines are manufactured in Malaysia. As a result, our manufacturing, and therefore our business, financial condition and results of operations may be adversely affected by social, political, regulatory and economic developments in these countries, particularly in Malaysia and China. In particular, a variety of recent events have caused, and will likely continue to cause, interruptions in the development, manufacturing (including the procurement of key components) and shipment of our connected machines, which could adversely impact our revenue, gross margins and results of operations. Such interruptions may be due to, among other things, industry-wide capacity limitations, temporary closures of our facilities or those of our contract manufacturers or other vendors in our supply chain, restrictions on travel or the import and export of goods and services from certain ports that we use and local quarantines.
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
All of the components that go into the manufacturing of our products, including our accessories and materials, are sourced from a limited number of third-party suppliers, many of which are located internationally. Some of the key components our manufacturers use in the production of our products come from a limited or single source of supply. We are subject to the risk of shortages and long lead times in the supply of these components or accessories and materials, and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with procuring certain components or accessories and materials are lengthy and preclude rapid changes in quantities and delivery schedules and could increase for a number of reasons outside our control, including natural disaster, a pandemic, social or political unrest or other interruptions. In previous years during times of supply shortages, we secured long-lead-time component supply directly from suppliers on a purchase order basis. Our contract manufacturers then procured these components from us within the lead times provided by our finished goods purchase orders based on component allocations that we controlled. To the extent that we did not accurately forecast the need for the components we purchased, or if market conditions render such components unnecessary, we may not recoup our investment in purchased components that our contract manufacturers do not need. Our contract manufacturers may from time to time have disputes or litigation with third-party suppliers regarding any number of matters, including contractual issues related to the manufacture of our products. We may choose to intervene in these disputes, including by paying financial settlements, in order to avoid interruption of our supply. Furthermore, most of our contract manufacturers’ primary facilities are located in Malaysia, China, Thailand and South Korea, which exposes us to certain additional risks in addition to the above that could adversely affect our business, financial condition and results of operations. For example, we have experienced issues with the import of goods and services from certain ports. Credit in Asia has in the past and may in the future be difficult to access, which could have an impact on the terms upon which we and our contract manufacturers are able to obtain access to components or accessories and materials from particular suppliers. If we or our contract manufacturers lose access to components or accessories and materials from a particular supplier or experience a significant disruption in the supply of products and components from a current supplier, we may be unable to locate alternative suppliers of comparable quality on terms that are acceptable to us, or at all, which may undermine our ability to deliver our products to brick-and-mortar and online retail partners or users in a timely manner and our business could be materially and adversely affected. Such supply chain issues, if severe enough, could also affect our contract manufacturers’ ability to remain in business, which would require us to shift production of products made by such manufacturers to other of our manufacturers or new manufacturers, either of which could result in delays in delivery of our products and could have a material and adverse effect on our business. In addition, if we experience an increase in demand for our products, our suppliers may not have the capacity or may elect not to meet our needs as they allocate components or accessories and materials to their other customers. Identifying suitable alternate sources of supply for these components or accessories and materials is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance and labor and other ethical practices. Accordingly, a loss of any of our component or accessories and materials suppliers could adversely affect our business, financial condition and results of operations.
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
To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders with our contract manufacturers and component suppliers sufficiently in advance, based on our estimates of future demand for particular products. Failure to accurately forecast our needs may result in manufacturing delays, increased costs or excess inventory. Because we bear supply risk under our contract manufacturing arrangements, any such delays, increased costs or excess inventory could negatively impact our business. Failure to forecast appropriate demand, lead times, significant price fluctuations or shortages in materials or components, including the costs to transport such materials or components, the uncertainty of currency fluctuations against the U.S. dollar, increases in labor rates, limitations on the availability of labor, trade duties or tariffs and/or the introduction of new and expensive raw materials, some of which we expect in 2025, could adversely affect our contract manufacturers’ ability to manufacture our products in sufficient quantity and within sufficient time to meet our consumer demand, which would adversely affect our business, financial condition and operational results.
If we overestimate our production requirements, we or our contract manufacturers may purchase excess components and build excess inventory. If we, or our contract manufacturers at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess components or products. In limited circumstances, we have agreed to reimburse our manufacturers for purchased components that were not used as a result of our decision to discontinue products or the use of particular components. If we incur costs to cover excess supply commitments, this would harm our business. If we underestimate our product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt the manufacturing of our products and result in delays or cancellation of orders from brick-and-mortar and online retail partners, distributors and online sales channels. We may be required to incur higher costs to secure the necessary production capacity and components to meet unanticipated demand, which could result in lower margins. While supply chain conditions have improved during 2024, if our supply chain faces challenges again, it could put pressure on margins.
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
We use a variety of shipping services for delivery of our products to users and brick-and-mortar and online retail partners. All of our contract manufacturers are based in Asia, so our products are shipped to our third-party logistics partner facilities primarily via ocean shipping services. We have experienced and could continue to experience increased congestion and new import and export restrictions implemented at ports on which we rely for our business. In many cases, we have had to secure alternative transportation, such as air freight, or use alternative routes, at increased costs, to run our supply chain.
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
In particular, we are dependent upon major shipping companies for the shipment of our products to and from our third-party logistics partner facilities. Changes in shipping terms, or the inability of these third-party shippers to perform effectively, could affect our responsiveness to our users and brick-and-mortar and online retail partners. Increases in our shipping costs may adversely affect our financial results if we are unable to pass on these higher costs to our users or brick-and-mortar and online retail partners.

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
Our platform and products may be affected by design and manufacturing defects. In addition, sophisticated firmware and applications, such as those offered by us, may have issues that unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in software, components and products that we source from third parties. Any such defects could make our platform and products unsafe, create a risk of environmental or property damage, personal injury or data privacy, security and data protection harms, and subject us to the hazards and uncertainties of product liability and other claims and related litigation. As a result, our services may not perform as anticipated and may not meet expectations. There can be no assurance that we will be able to detect and fix all issues and defects in the hardware, software and services we offer.
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
We have shifted all of the contract manufacturing of our connected machines to Malaysia. As a result, our business, financial condition and results of operations may be adversely affected by social, political, regulatory, labor and economic developments in or affecting Malaysia. Such political and economic uncertainties include, but are not limited to, the risks of war, terrorism, nationalism, nullification of contract, labor and employment regulations (including increases to the national minimum wage and restrictions on migrant labor), changes in interest rates, imposition of capital controls and methods of taxation. In addition, our contract manufacturers in Malaysia are subject to risks of theft, fire, earthquake, flooding and other similar casualty risks.
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
We may be affected by recent and possible future political, social and economic conditions in China.
One of the contract manufacturers that produces our connected machines is wholly-owned by a Chinese parent company, and many of the components that go into the manufacturing of our products, including our accessories and materials, are sourced from third-party suppliers in China. Our business therefore could be affected by social, political, regulatory or economic developments in China. For example, since 2018, the Office of the U.S.

Trade Representative, or the USTR, has imposed additional tariffs of 10% or more on various imports into the U.S. of Chinese-origin goods, including communications equipment products and components manufactured in and imported from China and China has also imposed tariffs on imports into China from the United States. In addition, due to concerns with the security of products and services from certain telecommunications and video providers based in China, the United States government has enacted bans on the use of certain Chinese- and Russian-origin components, software, and systems either in items sold to the U.S. government or in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects). It is possible that the U.S. government may take future measures to impose (a) stricter export controls on items destined for China; (b) additional restrictions on the import of certain components, software, and/or systems from China; and (c) additional duties on shipments made from China. The likelihood of one or more of these actions occurring has materially increased in light of comments by the new U.S. presidential administration, which has repeatedly communicated an intention to impose additional duties on imports from China (as well as on imports from other countries). Any of these actions could affect the profitability and/or stability of the manufacturing activities conducted by our key third-party manufacturing partners or introduce other risks to our business, including supply chain interruptions, substantially delayed or lost shipments, or increased expenses. In addition, the U.S. government may add additional parties to the Entity List, the List of Specialty Designated Nationals, or other restricted party lists, which could harm our business, increase the cost of conducting our operations in China, and/or result in retaliatory actions against U.S. interests. We also depend on semiconductors made in Taiwan, and a worsening of the geopolitical situation involving China and/or Taiwan could affect our ability to procure these semiconductors. Further, the U.S. government has introduced various regulatory changes to its export controls regime since 2022 that have significantly affected the semiconductor manufacturing and semiconductor manufacturing equipment industries. Continued deterioration in trade relations or adverse developments in political, social or economic conditions in or affecting China or future unforeseen problems, including health pandemics or regulatory changes, could affect deliveries of our products to our retail partners or users, possibly resulting in business interruptions, substantially delayed or lost sales, loss of inventory or increased expenses that cannot be passed on to brick-and-mortar and online retail partners or users, any of which could ultimately have a material adverse effect on our business and financial results. In such an eventuality, we could be forced to relocate certain of our manufacturing, either temporarily or permanently, to another potentially costlier location or find alternative potentially costlier methods of shipping our finished products to brick-and-mortar and online retail partners and users. If any of our China-based suppliers for any of our components are unable to supply the components that our manufacturers need to meet anticipated consumer demand, our business would be materially and adversely affected.
Changes in U.S. tax, tariff or other trade policy regarding products produced in other countries could adversely affect our business.
A predominant portion of the products we sell is originally manufactured in countries other than the United States. International trade disputes that result in tariffs and other protectionist measures could adversely affect our business, including disruption in and cost increases for sourcing our merchandise and increased uncertainties in planning our sourcing strategies and forecasting our margins. Importing and exporting has involved more risk since the beginning of 2018, as there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several United States and foreign leaders regarding tariffs against foreign imports of certain materials. For example, in September 2018, the U.S. Trade Representative (the “USTR”) enacted a tariff on the import of other Chinese products, with a combined import value of approximately $200 billion. Since that time the U.S. government has continued to impose significant and increasingly large tariffs on a broader range of products imported from China The U.S. government also has continued to impose stricter export controls on items destined for China In addition, the Bureau of Industry and Security, or BIS, of the U.S. Department of Commerce has continued to add certain Chinese entities to U.S. lists of restricted parties including the Entity List, limiting the ability of U.S. companies to do business with those entities. In response to U.S. government measures, the Chinese government is expanding its control on exports, and these controls or other measures could impact our business. The U.S. government may continue to add additional parties to these restricted parties list, which could harm our business, increase the cost of conducting our operations in China or result in additional retaliatory actions against U.S. interests.
In addition, the U.S. government has exercised additional trade-related powers in a manner that could have a material adverse impact on our business, financial condition or results of operations. For example, on May 15, 2019, then-President Trump issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of information communications technology in transactions that imposed undue national security risks. On December 5, 2024, the U.S. Department of Commerce published final rules in the Federal Register, establishing the terms under which the Department of Commerce may investigate transactions involving the use of information communications technology products or services provided by persons owned or controlled by certain nations, including China, and potentially to modify or prohibit those transactions. In addition, the White House, the Department of Commerce and other executive branch agencies have implemented additional restrictions and may implement still further restrictions that would affect conducting business with certain Chinese companies. A substantial portion of our products are manufactured in China.
As a result of tariffs and other trade controls, our cost of goods imported from China increased substantially, and could increase further because of threatened increases in U.S. tariff rates on products from China. The risk of such U.S. tariff increases has materially increased in light of the new administration, which has repeatedly communicated an intention to impose additional duties on imports from China and a number of other countries. Although we continue to work with our vendors to mitigate our exposure to current or potential tariffs, there can be no assurance that we will be able to offset any increased costs. Other changes in U.S. tariffs, quotas, trade relationships or tax provisions could also reduce the supply of goods available to us or increase our cost of goods. We may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in U.S. laws and policies, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenue, reduce our profitability and negatively impact our business.
Risks Related to Privacy, Data Protection and Cybersecurity
Our actual or perceived failure to comply with privacy, data protection and information security laws, regulations and obligations could harm our business.
We are subject to numerous federal, state, local and international laws and regulations regarding privacy, data protection, information security and the storing, sharing, use, processing, transfer, disclosure and protection of personal information and other content and data, which we refer to collectively as privacy laws, the scope of which is changing, subject to differing interpretations and may be inconsistent among countries, or conflict with other laws, regulations or other obligations. We are also subject to the terms of our privacy policies and other obligations to our users and other third parties relating to privacy, data protection and information security. We strive to comply with applicable privacy laws and other obligations; however, the regulatory framework for privacy, data protection and information security worldwide is, and is likely to remain for the foreseeable future, varied, and it is possible that these or other obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another.
We also expect that there will continue to be new privacy laws proposed and enacted in various jurisdictions. For example, in May 2018, the GDPR went into effect in the EU. The GDPR imposed stringent data protection requirements and provides penalties for noncompliance of up to €20 million or 4% of annual global revenue, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to the United States as well as other countries that have not been found to provide adequate protection to such personal data. The GDPR also imposes numerous requirements on companies operating in the EU, including enhanced disclosures to data subjects about how personal data is processed (including information about the profiling of individuals and automated individual decision-making), limited retention periods of personal data, mandatory data breach notification obligations and additional policies and procedures required to comply with the accountability principle under the GDPR. In addition, data subjects have more robust rights with regard to their personal data.
Although legal mechanisms have been designed to allow for the transfer of personal data from the United Kingdom, the EEA, and Switzerland to the United States, uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to personal data processing activities undertaken in researching, developing and marketing our products and services. For example, legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA, United Kingdom and Switzerland to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach agreement on or maintain existing mechanisms designed to support cross-border data transfers. Specifically, on July 16, 2020, the Court of Justice of the EU, or CJEU, invalidated the EU-U.S. Privacy Shield Framework. The same decision also imposed additional conditions with respect to use of the Standard Contractual Clauses, or the SCCs, to lawfully transfer personal data from Europe to the United States and most other countries. The Swiss Federal Data Protection and Information

Commissioner also has stated that it no longer considers the Swiss-U.S. Privacy Shield adequate for the purposes of personal data transfers from Switzerland to the United States. On October 7, 2022, President Biden signed an Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities, directing the United States to take certain steps to implement the EU-U.S. Data Privacy Framework or the DPF. Following a July 10, 2023 adequacy decision issued by the European Commission, the DPF, along with a United Kingdom extension to the DPF that allows the transfer of personal data from the United Kingdom to the U.S., or UK DPF Extension, are available for companies to use to legitimize personal data transfers from the EEA and United Kingdom to the U.S. Further, a framework similar to the DPF, the Swiss-U.S. Data Privacy Framework, or Swiss-U.S. DPF, also has been established to facilitate the lawful transfer of personal data from Switzerland to the U.S. There have, however, legal challenges to the DPF, and it, the UK DPF Extension and the Swiss-U.S. DPF may be subject to legal challenges in the future from privacy advocacy groups or others . These and other developments may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the EEA, United Kingdom, and Switzerland to the United States. We may be required to take additional steps to legitimize any impacted personal data transfers and may be subject to increased costs of compliance and limitations on our vendors, contractors, consultants and us. On June 4, 2021, the European Commission published new SCCs. The CJEU’s decision, the revised SCCs, regulatory guidance and opinions and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, United Kingdom and Switzerland. More generally, we may find it necessary or desirable to modify our data handling practices, and our practices relating to cross-border transfers of data or other data handling practices, or those of our vendors, contractors and consultants, may be challenged and our business, financial condition and operating results may be adversely impacted. We continue to monitor and review the impact of any developments relating to cross-border data transfers from the EEA, United Kingdom and Switzerland that could affect our operations.
Further, the United Kingdom has established its own domestic regime with the UK General Data Protection Regulation, or UK GDPR, and other domestic data protection laws, such as the UK Data Protection Act of 2018, which provide for penalties for noncompliance of up to the greater of £17.5 million or 4% of worldwide revenues. Although the European Commission adopted an adequacy decision for the United Kingdom in June 2021 that allows for the continued flow of personal data from the EU to the United Kingdom, this decision may be revoked or modified and will need to be renewed after four years from the date of adoption. In February 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses, or the UK SCCs, to support personal data transfers out of the United Kingdom, which went into effect in March 2022. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain data. We cannot fully predict how United Kingdom data protection laws or regulations may develop in the medium to longer term or how the EU will treat the United Kingdom with respect to data protection issues, including those relating to data transfers to and from the United Kingdom. We continue to monitor and review the impact of any resulting changes to EU or United Kingdom law, or related developments, that could affect our operations. We may incur liabilities, expenses, costs and other operational losses relating to the GDPR and privacy laws of applicable EU Member States and the United Kingdom, including in connection with any measures we take to comply with them.
In Brazil, the Lei Geral de Proteção de Dados Pessoais – Law No. 13,709/2018, or LGPD, similar in many respects to the GDPR, was enacted August 14, 2018 and entered into effect September 18, 2020. Penalties for violation of the LGPD may be up to 2% of revenue in Brazil, capped at R$50 million per violation. The LGPD applies to businesses that process the personal data of individuals located in Brazil and provides consumer rights similar to the GDPR. A Brazilian Data Protection Authority, Brazilian National Data Protection Authority (Autoridade Nacional de Proteção de Dados, or ANPD), has been established and has begun issuing guidance on how to interpret and implement the LGPD’s requirements. The ANPD has issued guidance regarding aspects of compliance with the LGPD, and is anticipated to issue further guidance. Our LGPD approach may be subject to further change, our compliance measures may not be fully adequate, we may expend significant time and cost in developing a privacy governance program and data transfer mechanisms in an effort to comply with the LGPD and any implementing regulations or guidance, and we may potentially face litigation or other proceedings relating to actual or alleged noncompliance with the LGPD.
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
California has also enacted legislation affording consumers expanded privacy protections. The CCPA, which was amended by the CPRA, gives California residents various rights, including rights to access their personal information, request deletion of their personal information, opt out of certain sale sand sharing of their personal information, and receive detailed information about how their personal information is collected and used. The CCPA also provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches that may increase data breach litigation. Numerous other states have also enacted or proposed similar data privacy laws. For example, Virginia, Colorado, Utah, Connecticut, Florida, Montana, Oregon, Texas Tennessee, Delaware, Iowa, Indiana, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, Kentucky and Rhode Island have enacted similar laws that have gone into effect, or will go into effect through 2026. The CCPA, these other state laws and other proposed laws at the state and federal level in the United States are far-reaching and in certain cases are overlapping but different l, resulting in further uncertainty and potentially requiring changes in our business practices and policies and our incurring, require us to incur additional costs and expenses in an effort to comply.
Further, some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business.
With laws and regulations such as the GDPR, LGPD and CCPA imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, there is a risk that the requirements of these or other laws and regulations, or of contractual or other obligations relating to privacy, data protection or information security, are interpreted or applied in a manner that is, or is alleged to be, inconsistent with our management and processing practices, our policies or procedures, or the features of our products and services. We may face challenges in addressing their requirements and making any necessary changes to our policies and practices, and we may find it necessary or appropriate to assume additional burdens with respect to data handling, to restrict our data processing or otherwise to modify our data handling practices and to incur significant costs and expenses in these efforts. Any failure or perceived failure by us to comply with our privacy policies, our privacy, data protection or information security-related obligations to brick-and-mortar and online retail partners, users or other third parties, or any of our other legal obligations relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others, and could result in significant liability or cause our users to lose trust in us, which could adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our brick-and-mortar and online retail partners may limit the adoption and use of, and reduce the overall demand for, our products and services.
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
Information technology helps us operate more efficiently, interface with users and brick-and-mortar and online retail partners, offer features for our products and services, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure necessary information technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of brick-and-mortar and online retail partners or users, business disruptions or the loss of or unauthorized access to personal information or personal data or loss or damage to intellectual property through a cyberattack or other security breach or incident. Cyberattacks and other means of attempting and causing security breaches and incidents, are becoming increasingly sophisticated, including as a result of the proliferation of artificial intelligence and machine learning. The use of artificial intelligence and machine learning may result in cybersecurity incidents that implicate the personal data of end users of such applications. Any cybersecurity incidents related to our use of artificial intelligence and machine learning applications could adversely affect our reputation and results of operations. We have been subject to cyberattacks and security breaches and incidents in the past, and cyberattacks, security breaches and incidents could expose us to a risk of lost, exposed or corrupted information, unauthorized disclosure of information, litigation and possible liability to employees, users, brick-and-mortar and online retail partners and regulatory authorities. Geopolitical conflicts and tensions may also increase our risks from cyberattacks and security breaches and incidents. In addition, a significant portion of our data and information is hosted in a cloud-computing environment, where design apps and data are hosted, accessed and processed through a third-party provider over a broadband Internet connection. In a cloud-computing environment, we could be subject to outages, security breaches and incidents and cyberattacks affecting the third-party service provider. More of our and our service providers’ personnel are working remotely in recent years than prior to the COVID-19 pandemic, which increases the risks of cyberattacks and security breaches and incidents.
If our data management systems do not effectively and securely collect, store, process and report relevant data and information for the operation of our business, whether due to equipment malfunction or constraints, software defects or deficiencies, bugs, vulnerabilities, computer viruses, malware, ransomware, phishing attacks, distributed denial-of-service attacks, security breaches or incidents, cyberattacks, catastrophic events, human error or malfeasance or otherwise, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, potentially in a material manner. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we internally and externally report our results of operations. As a result, our data management systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect customer, partner and employee information, including personal data and personal information, and the information technology needs associated with our changing products and services. We strive to implement reasonable security procedures and practices to help ensure that our data management systems effectively collect, store, process and report relevant data for the operation of our business, though there are no assurances that these procedures and practices will be successful or that additional systems issues will not arise in the future.
In addition, security breaches or incidents from errors, malfeasance or misconduct by employees, contractors or others with access to our systems may pose a risk that sensitive data, including personal data and personal information, may be exposed to unauthorized persons or to the public and may compromise our security systems. We have been, and may in the future be, subject to compromises and other security breaches or incidents impacting such data. There can be no assurance that any efforts we make to prevent against such breaches will prevent breakdowns in our systems or security breaches or incidents that could adversely affect our business. Third parties may also attempt to fraudulently induce employees or users, using constantly evolving social engineering techniques, into disclosing usernames, passwords or other sensitive information, which may in turn be used to access information technology systems used in our business. For example, our employees and users have received and likely will continue to receive “phishing” e-mails attempting to induce them to divulge sensitive information or to purchase counterfeits of our products, respectively. In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to users or employees, our confidential or proprietary information or confidential information we maintain from third parties, which, if successful, could pose a risk of loss of data, risk to customer safety and risk of product recall. While we provide security and privacy training to attempt to protect against these risks, the techniques used to obtain unauthorized access to systems and data change frequently and may be difficult to detect, so we may not be able to anticipate and prevent these intrusions or other security breaches or incidents, to identify them promptly or to mitigate them when they occur.
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
Privacy laws and regulations restrict how we deploy our cookies, and this could potentially increase the number of Internet users that choose to proactively disable cookies on their systems. Federal, state and foreign governmental authorities continue to evaluate the privacy implications inherent in the practice of online tracking for behavioral advertising and other purposes. Governments in the United States and internationally have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ electronic tracking tools or the use of data gathered with such tools. For example, the European Commission has proposed a regulation, known as the Regulation of Privacy and Electronic Communications, or the ePrivacy Regulation, which would replace the current ePrivacy Directive. The ePrivacy Regulation remains in the negotiation stage. If adopted, the ePrivacy Regulation is anticipated to have broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation and national implementation laws once they are enacted. In addition to the EU and United Kingdom, other regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem. For example, on January 13, 2022, the Austrian data protection authority published a decision ruling that the collection of personal data and transfer to the U.S. through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. In 2022, the Danish, French and Italian data protection authorities adopted similar decisions. On June 23, 2022, the Italian data protection authority adopted a similar decision. Other data protection authorities in the EU increasingly are focused on the use of online tracking tools and have indicated that they plan to issue similar rulings. In addition, the CCPA grants California residents the right to opt-out of a company’s sharing of personal information for advertising purposes in exchange for money or other valuable consideration.
Additionally, some providers of consumer devices and web browsers have implemented means to make it easier for Internet users to block tracking technologies or to require new permissions from users for certain activities, which could, if widely adopted, significantly reduce the effectiveness of such practices and technologies. For example, Apple introduced an iOS update in April 2021 that allowed users to more easily opt-out of tracking activity across devices, and subsequently incorporated new SDK privacy controls into iOS 17, which was released in September 2023. These developments have impacted and may continue to impact business. In February 2022, Google announced its Privacy Sandbox initiative, including plans to adopt similar restrictions to restrict tracking activity across Android devices. In July 2024, Google announced its plans to roll out a new user choice mechanism regarding third-party cookies. In addition, the most commonly used Internet browsers—Chrome, Firefox, Internet

Explorer and Safari—allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers, and a number of other software tools allow users to block or otherwise limit the functionality of cookies. Users can decide to opt out of nearly all cookie data creation, which could negatively impact operations. We may have to develop alternative systems to determine our users’ behavior, customize their online experience or efficiently market to them if users block cookies or regulations introduce additional barriers to collecting cookie data.
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
•complexity and other risks associated with current and future legal requirements in other countries, including legal requirements related to consumer protection, consumer product safety and privacy frameworks, such as the GDPR, including data transfer or localization restrictions, or LGPD;
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

In addition, changes related to Brexit could subject us to heightened risks in that region, including disruptions to trade and free movement of goods, services and people to and from the United Kingdom, disruptions to the workforce of our business partners, increased foreign exchange volatility with respect to the British pound and additional legal, political and economic uncertainty. If these actions impacting our international distribution and sales channels result in increased costs for us or our international partners, such changes could result in higher costs to us, adversely affecting our operations, particularly as we expand our international presence.
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
In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and maintain internal controls and compliance procedures designed to prevent violations of anti-

corruption laws. While we have policies, procedures and training to foster compliance with these laws, we cannot assure you that our employees or third-party business partners or intermediaries, contractors, representatives and agents will not take actions in violation of our policies or applicable law for which we may ultimately be held responsible.
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
If U.S. or foreign tax laws further change or the way in which such laws are implemented change, if our current or future structures and arrangements are challenged by a taxing authority, or if we are unable to appropriately adapt the manner in which we operate our business, we may have to undertake further costly modifications to our international structure and our tax liabilities and results of operations may be adversely affected. In addition, increases in corporate tax rates could increase our effective tax rate and have an adverse effect on our results of operations. For example, the United States enacted the Inflation Reduction Act in 2022, which imposes a 1% excise tax on certain stock repurchases (including potentially pursuant to our stock repurchase program) and a 15% alternative minimum tax on adjusted financial statement income. In addition, the Organization for Economic Co-Development has proposed a global minimum tax of 15%, which has been adopted by EU member countries effective as of January 1, 2024.
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
Our Class A common stock has one vote per share and our Class B common stock has five votes per share, except as otherwise required by law. As of December 31, 2024, Petrus and affiliates hold 125,644,363 shares of issued and outstanding Class B common stock. Accordingly, Petrus and affiliates hold approximately 73% of the voting power of our outstanding capital stock in the aggregate. Petrus is able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Petrus may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between Petrus and our other stockholders, which may result in Petrus undertaking, or causing us to undertake, actions that would be desirable for Petrus but would not be desirable for our other stockholders.
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
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other negative consequences. For example, certain index providers (like FTSE Russell) have restrictions on including companies with multiple-class share structures in certain of their indices, while others (like S&P Dow Jones) have backed away from such policies. Under certain announced policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. It is currently unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress their valuations compared to the valuations of other similar companies that are included. Because of our dual class structure, we will likely be excluded from certain of these indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
Our directors, executive officers and holders of 5% or more of our common stock hold approximately 92% of the total voting power of our common stock and are able to exert significant control over us, which will limit your ability to influence the outcome of important transactions, including a change of control.
Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, hold, in the aggregate, approximately 92% of the total voting power of shares of our outstanding common stock based on the number of shares outstanding as of December 31, 2024. Further, Petrus and affiliates, collectively, are currently our largest stockholder. Petrus and affiliates hold approximately 73% of the total voting power of our common stock-based on the number of shares outstanding as of December 31, 2024. As a result, our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our Class A common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our Class A common stock.
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
As a public company it is much more expensive for us to obtain director and officer liability insurance, and we will incur substantially higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.
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
Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We monitor various cybersecurity resources to remain informed about new and emerging cybersecurity threats and attack vectors. We devote significant resources and designate high-level personnel, including our Chief Information Security Officer (“CISO”), who reports to our Executive Vice President of Platform Development, to manage the risk assessment and mitigation process.
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
While we are not aware of any material data security breaches to date, for additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factors under the heading “Risks Related to Privacy, Data Protection and Cybersecurity,” which is incorporated herein by reference.

Governance
Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.
Our CISO and our steering committee on information security, which includes members of our executive management as well as leaders of business functional areas, together with our Privacy and Data Protection Team, are primarily responsible to assess and manage our material risks from cybersecurity threats. Our CISO has over 20 years of experience leading in the information security field at well-known publicly traded technology companies. He also received a CIO Executive Education Certificate from Stanford University.
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
Item 2. Properties
Our corporate headquarters are in South Jordan, Utah under operating leases that expire at various times through 2029. We also lease offices elsewhere in Utah, China and Malaysia. All of our offices are leased and we do not own any real property.
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
Holders of Record
As of February 28, 2025, we had 160 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding share repurchases made by Cricut during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
October 1, 2024 through October 31, 2024	610,207	$6.55	610,207	$26,840
November 1, 2024 through November 30, 2024	0	$0.00	0	$26,840
December 1, 2024 through December 31, 2024	681,165	$5.85	681,165	$22,854
Total	1,291,372	$6.18	1,291,372	$22,854
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

Dividend Policy
On November 1, 2024, the Board of Directors approved its second recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on January 21, 2025 to shareholders of record as of January 7, 2025 and on May 6, 2024, the Company declared a special dividend of $0.40 per share and a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on July 19, 2024 to shareholders of record as of July 2, 2024.
On May 18, 2023, we declared a $1.00 per share special dividend payable on July 17, 2023 to shareholders of record on July 3, 2023, and on December 21, 2022, we declared a $0.35 per share special dividend payable February 15, 2023, for stockholders of record on February 1, 2023.
As part of the dividends, and pursuant to the underlying award agreements, holders of restricted stock units and performance-based restricted stock units received a dividend equivalent per unit in the form of additional restricted stock units and performance-based restricted stock units subject to the same vesting conditions as the original awards.
However, we have not adopted a dividend policy. Any future determination to pay dividends on our common stock will be made at the discretion of our board of directors subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements.

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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from March 25, 2021 (the date our Class A common stock commenced trading on the Nasdaq) through December 31, 2024 with (ii) the cumulative total return of the Nasdaq Composite Index and the S&P Mid Cap 400 Index over the same period, assuming the investment of $100 in our Class A common stock and in each index on March 25, 2021 and the reinvestment of dividends. The graph uses the closing market price on March 25, 2021 of $17.80 per share as the initial value of our Class A common stock. The comparisons are based on historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100 - March 25, 2021
Cumulative Total Return
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
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
A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed on March 6, 2024, which is hereby incorporated by reference herein.
Overview of Our Business and History
At Cricut, our mission is to help people lead creative lives. We have designed and built a creativity platform that enables our engaged and loyal community of nearly 5.9 million Active Users to turn ideas into professional-looking handmade goods. We define “Active User” as a registered user of at least one registered connected machine who has utilized their connected machine to create a project in the last 365 days. With our highly versatile Design Space Platform and our products, including our connected machines and accessories and materials, our users create everything from personalized birthday cards, mugs and T-shirts, to large-scale interior decorations. Our users’ journeys typically begin with the purchase of a connected machine. We currently sell a portfolio of connected machines that cut, write, score and create other decorative effects using a wide variety of materials including paper, vinyl, iron-on vinyl, pens, and more. Our connected machines are designed for a wide range of uses and are available at a variety of price points (MSRP by machine family as of December 31, 2024):
•Cricut Joy family $149.00 - $199.00 MSRP
•Cricut Explore family $249.00 - $319.00 MSRP
•Cricut Maker family $399.00 - $429.00 MSRP
•Cricut Venture $999.00 MSRP
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
As of December 31, 2024, we had nearly 3.0 million Paid Subscribers to Cricut Access and Cricut Access Premium.
We sell our connected machines and accessories and materials through our brick-and-mortar and online retail partners, as well as through our website at cricut.com. Our partners include Amazon, Hobby Lobby, HSN, Michaels, Target, Walmart and many others. We also sell our products and subscriptions to Cricut Access and Cricut Access Premium on cricut.com.

We design and develop our software and hardware products, and we work with third-party contract manufacturers to source components and finished goods and with third-party logistics companies to warehouse and distribute our products.
We sell our connected machines and accessories and materials through our brick-and-mortar and online retail partners, as well as through our website at cricut.com. Our partners include Amazon, Hobby Lobby, HSN, Michaels, Target, Walmart and many others. We also sell our products, including subscriptions to Cricut Access and Cricut Access Premium, on cricut.com. In 2022, 2023 and 2024, 41%, 38%, and 35% of our revenue was generated through brick-and-mortar sales, respectively. In 2022, 2023 and 2024, 59%, 62%, and 65% of our revenue was generated through online channels, respectively.
For the years ended December 31, 2022, 2023 and 2024, we generated:
•Total revenue of $886.3 million, $765.1 million and $712.5 million, respectively, representing (32)%, (14)% and (7)% year-over-year growth, respectively
•Net income of $60.7 million, $53.6 million and $62.8 million, respectively, representing (57)%, (12)% and 17% year-over-year growth, respectively
On March 29, 2021, we completed an initial public offering (“IPO”), in which we sold 13,250,000 shares of Class A common stock, and the selling stockholders sold an additional 2,064,903 shares of Class A common stock at a price to the public of $20.00 per share. We received aggregate net proceeds of $242.7 million after deducting offering costs, underwriting discounts and commissions of $22.3 million. On April 28, 2021, we sold an additional 968,815 shares of Class A common stock and the selling stockholders sold an additional 150,984 shares of Class A common stock pursuant to the partial exercise of the underwriters’ option to purchase additional shares which generated net proceeds of $18.0 million after deducting for underwriting discounts and commissions of $1.4 million.
Our Business Model
Our business model thrives because our products unlock creativity, which then in turn drives the engagement of our users. Our nearly 5.9 million Active Users’ journeys typically begin with the purchase of a connected machine and expand across our family of products as users harness the power of our platform. Our business model is characterized by strong engagement and diversified sales across product categories. This engagement has led to rapid growth and strong profitability.
Attracting and Engaging New Users through Connected Machine Sales
Since launching our first connected machine in 2014, we have built a loyal and growing community of users that has reached substantial scale. As of December 31, 2022, 2023 and 2024, we had 5.8 million, 5.9 million and 5.9 million Active Users, respectively, representing 12%, 2% and (1)% year-over-year growth, respectively. See the section titled “Key Business Metrics” for the definition of Active Users. We believe we are in the early stages of our growth and that we have a significant untapped opportunity in the United States and Canada, as well as globally.
We have been able to efficiently acquire new users and drive sales of our products because of the powerful network effects of our community. To date, word-of-mouth referrals, as well as effective use of low-cost marketing channels like social media, have driven our success. In 2024, 39% of new users first heard about Cricut through friends and family. Sales and marketing expenses represented 15%, 16% and 20% of revenue in 2022, 2023 and 2024, respectively.
Once we acquire a user, we see strong engagement with them over time. We drive engagement through a highly interactive and fulfilling product experience and the strength of our community. We continuously innovate and improve our connected machines, design apps and accessories and materials, giving our users more to create. Once they have purchased connected machines, users inspire one another to create and use more of our digital content, subscriptions and accessories and materials. In turn, we learn from our users’ creativity, and launch new products to help expand their creative horizons. We measure engagement by the number of Active Users and 90-Day Engaged Users interacting with our Platform. See the section titled “Key Business Metrics” for the definitions of Active Users and 90-Day Engaged Users and for information regarding those metrics over the last three years.

The table below shows the number of Active Users and 90-Day Engaged Users for the periods indicated.

	2022				2023				2024
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Active Users (in Thousands)	5,498	5,593	5,673	5,834	5,943	5,912	5,929	5,935	5,952	5,918	5,894	5,892
90-Day Engaged Users (in Thousands)	3,703	3,670	3,564	4,050	3,710	3,652	3,641	3,932	3,527	3,541	3,532	3,812
Growing With Users Over Time
Many of our users choose to pay for our subscription offerings which include a subscription to images, fonts and projects as well as other member benefits, including exclusive software features and functionality, discounts, priority Cricut Member Care, and, in the case of Cricut Access Premium, preferred shipping. By subscribing to our offerings, users have access to a curated and growing design library of over one million images, thousands of ready-to-make projects and hundreds of fonts. We believe that the number of Paid Subscribers is an indicator of the depth of our users’ engagement. See the section titled “Key Business Metrics” for the definition of Paid Subscribers and for information regarding that metric over the last three years. As of December 31, 2024, we had nearly 3.0 million Paid Subscribers, representing 7% year-over-year growth. We aim to increase the number of our users that are Paid Subscribers over time.
We review Platform ARPU as an indicator of the monetization of our Active Users. We define Platform ARPU as Platform revenue in a 12-month period divided by Active Users. Platform ARPU allows us to forecast Platform revenue over time and is an indicator of our ability to expand with users and of user engagement with our subscription offerings. See the section titled “Key Business Metrics” for the definition of Platform ARPU and for information regarding that metric over the last three years.

	2022				2023				2024
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Paid Subscribers (in thousands)	2,311	2,367	2,438	2,609	2,715	2,722	2,699	2,770	2,797	2,813	2,838	2,959
Platform ARPU	$42.31	$44.58	$46.58	$47.76	$48.51	$50.13	$51.20	$52.07	$52.26	$52.61	$52.86	$53.12
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
Engaging and Expanding With our Existing Users
An important part of our success is driven by engagement of our users, as well as our ability to sell additional products to our users after their first connected machine purchase. Our users are engaged when they create with connected machines, design apps and accessories and materials. It is therefore important that users find our products intuitive and easy to use. As users create on their connected machines, they are more likely to purchase subscriptions and accessories and materials. Historically we find that our users continue to be engaged over time. As of December 31, 2024, nearly 5.9 million Active Users created on their connected machines in the last 365 days. This durable relationship is motivated by new software and products that we launch to expand the capabilities of existing connected machines as well as through the inspiration derived from our large and passionate community. If our users engage with their connected machines less over time, the overall growth in our business may slow.

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
Managing our Supply Chain
We rely on third-party suppliers, contract manufacturers and third-party logistics partners to produce and distribute our products. Our ability to grow depends largely on the ability of these third-party companies to scale with us, provide high quality services and deliver components and finished products on time and at reasonable costs. We rely on three contract manufacturers to build our connected machines. For a limited number of our products, which collectively constitute a small portion of our revenue, a particular contract manufacturer is the sole source of the finished product. Our concentration of suppliers could lead to supply shortages, long lead times for components and supply changes. Much of our supply chain originates in Malaysia and China. We expect to pursue additional geographic diversification in our supply chain to mitigate tariffs and other supply chain challenges. We must continue to build relationships with strong third-party suppliers, contract manufacturers and third-party logistics companies and continue to diversify our supply chain to improve operational results. We manage our inventory levels to account for the complexity of our supply chain, resulting in a variety of risks.
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

Seasonality
Historically, we have experienced the highest revenue levels in the fourth quarter of the year, coinciding with the holiday shopping season in the United States. For example, in 2022, 2023 and 2024, our fourth quarter represented 32%, 30% and 29% of total revenue for the year, respectively. Our promotional discounting activity is higher in the fourth quarter as well, which negatively impacts gross margin during this period. For example, gross margin in the fourth quarter of 2024 was 45%, compared to gross margin of 50% for all of 2024. Additionally, sales of accessories and materials typically rise and fall with seasonal holiday crafting periods. As we continue to grow internationally, we expect we may experience seasonality in additional markets, which may differ from the seasonality experienced in the United States.

Key Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends and make strategic decisions.

	Year Ended December 31,
	2024	2023	2022
Active Users (in thousands)	5,892	5,935	5,834
90-Day Engaged Users (in thousands)	3,812	3,932	4,050
Paid Subscribers (in thousands)	2,959	2,770	2,609

	Year Ended December 31,
	2024	2023	2022
Platform ARPU	$53.12	$52.07	$47.76
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
Cost of Revenue
Platform
Cost of revenue related to Platform consists primarily of hosting fees, digital content costs, amortization of capitalized software development costs, software maintenance costs, and royalties. We expect our cost of revenue related to Platform as a percentage of revenue to fluctuate in the near term as we expand our content offerings, including localized content for international target markets, and decrease over time as we drive greater scale and efficiency in our business.
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

Operating Expenses
Research and Development
Research and development expenses consist primarily of costs associated with the development of our connected machines, software and accessories and materials, including personnel-related expenses for engineering, product development and quality assurance, as well as prototype costs, service fees incurred by contracting with vendors and allocated overhead. We expect our research and development expenses to increase in the near term as we refine our product roadmaps. We produced gross savings in research and development of approximately $3.2 million during 2024 as a result of the January 2024 restructuring plan.
Sales and Marketing
Sales and marketing expenses consist primarily of the advertising and marketing of our products, third-party payment processing fees, personnel-related expenses, including salaries and bonuses, benefits and stock-based compensation expense, as well as customer rebates, professional services, promotional items, and allocated overhead costs. We expect our sales and marketing expenses as a percentage of revenue to fluctuate in the near term. We produced gross savings in sales and marketing of approximately $2.5 million during 2024 as a result of the January 2024 restructuring plan.
General and Administrative
General and administrative expenses consist of personnel-related expenses for our finance, legal, human resources and administrative personnel, including salaries and bonuses, benefits and stock-based compensation expense, as well as the costs of professional services, any allocated overhead, information technology, impairment charges of unused equipment, and other administrative expenses. We expect our general and administrative expenses as a percentage of revenue to increase in the near term as we expand our operations, invest in systems enhancements, and incur expenses required of a public company. We produced gross savings in general and administrative of approximately $0.6 million during 2024 as a result of the January 2024 restructuring plan.
Other Income
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
We do not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of our investments in foreign corporations to the extent that the basis difference results from earnings that meet the indefinite reversal criteria. These criteria are met if the foreign subsidiary has been invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings that we intend to maintain in non-U.S. subsidiaries considers items including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans, and capital improvement programs. We also evaluate our expected cash requirements in the United States. Other factors that can influence that determination are local restrictions on remittances (for example, in some countries a central bank application and approval are required in order for our local country subsidiary to pay a dividend), economic stability and asset risk. See Note 9 to our audited consolidated financial statements.
The Organization for Economic Co-operation and Development (“OECD”) Pillar Two Model Rules (“Pillar Two”) for a global 15% minimum tax are in the process of being adopted in a number of jurisdictions in which we operate. Pillar Two is applicable to us beginning January 1, 2024. Of the jurisdictions where Pillar Two has been adopted, the only jurisdiction where the top-up tax is applicable is Switzerland and the estimated tax is immaterial.

Results of Operations
The following table is presented in thousands:

	Year Ended December 31,
	2024	2023	2022
(in thousands)
Revenue:
Platform	$312,976	$309,012	$278,646
Products	399,562	456,135	607,650
Total revenue	712,538	765,147	886,296
Cost of revenue:
Platform(1)	37,288	32,804	26,676
Products(1)	322,462	389,050	509,727
Total cost of revenue	359,750	421,854	536,403
Gross profit	352,788	343,293	349,893
Operating expenses:
Research and development(1)	60,399	65,048	76,914
Sales and marketing(1)	143,294	123,169	130,379
General and administrative(1)	72,985	85,091	62,647
Total operating expenses	276,678	273,308	269,940
Income from operations	76,110	69,985	79,953
Other income (expense):
Interest income	11,016	7,976	1,809
Interest expense	(326)	(323)	(289)
Other income	2,077	2,145	508
Total other income, net	12,767	9,798	2,028
Income before provision for income taxes	88,877	79,783	81,981
Provision for income taxes	26,047	26,147	21,315
Net income	$62,830	$53,636	$60,666

(1)    Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023	2022
(in thousands)
Cost of revenue
Platform	$1,192	$926	$443
Products	712	1,505	487
Total cost of revenue	1,904	2,431	930
Research and development	15,620	18,169	17,713
Sales and marketing	12,825	12,740	12,603
General and administrative	14,718	13,986	9,875
Total stock-based compensation expense	$45,067	$47,326	$41,121

Comparison of the years ended December 31, 2024 and 2023
Revenue

	Years Ended December 31,
		Change			Change
	2024	$	%	2023	$	%	2022
(in thousands)
Revenue:
Platform	$312,976	$3,964	1%	$309,012	$30,366	11%	$278,646
Products	399,562	(56,573)	(12)%	456,135	(151,515)	(25)%	607,650
Total revenue	$712,538	$(52,609)	(7)%	$765,147	$(121,149)	(14)%	$886,296
Platform revenue increased by $4.0 million, or 1%, to $313.0 million for the year ended December 31, 2024 from $309.0 million for the year ended December 31, 2023. The increase was primarily driven by growth of 7% in the number of Paid Subscribers from 2.8 million as of December 31, 2023 to nearly 3.0 million as of December 31, 2024. The increase was offset partially by increased promotional activity, increased mix shift to annual subscriptions, and increased mix shift to international subscriptions.
Products revenue decreased by $56.6 million, or 12%, to $399.6 million for the year ended December 31, 2024 from $456.1 million for the year ended December 31, 2023. The decrease was primarily driven by fewer units of Accessories & Materials sold and increased promotional activity during the period.
Cost of Revenue, Gross Profit and Gross Margin

	Years Ended December 31,
		Change			Change
	2024	$	%	2023	$	%	2022
(dollars in thousands)
Cost of Revenue:
Platform	$37,288	$4,484	14%	$32,804	$6,128	23%	$26,676
Products	322,462	(66,588)	(17)%	389,050	(120,677)	(24)%	509,727
Total cost revenue	$359,750	$(62,104)	(15)%	$421,854	$(114,549)	(21)%	$536,403
Gross Profit:
Platform	$275,688	$(520)	—%	$276,208	$24,238	10%	$251,970
Products	77,100	10,015	15%	67,085	(30,838)	(31)%	97,923
Total gross profit	$352,788	$9,495	3%	$343,293	$(6,600)	(2)%	$349,893
Gross Margin
Platform	88%			89%			90%
Products	19%			15%			16%

Platform cost of revenue increased by $4.5 million, or 14%, to $37.3 million for the year ended December 31, 2024 from $32.8 million for the year ended December 31, 2023. The increase was primarily driven by increases in software development costs and hosting fees.
Gross margin for Platform decreased to 88% for the year ended December 31, 2024 from 89% for the year ended December 31, 2023. The decrease was primarily driven by increases in software development costs and hosting fees.
Products cost of revenue decreased by $66.6 million, or 17%, to $322.5 million for the year ended December 31, 2024 from $389.1 million for the year ended December 31, 2023. The decrease was primarily driven by a reduction in inventory impairment charges compared to prior year and fewer units of Accessories & Materials sold during the period.
Gross margin for Products increased to 19% for the year ended December 31, 2024 from 15% for the year ended December 31, 2023. The increase was primarily driven by a reduction in inventory impairment charges compared to prior year, partially offset by increased promotional activity.

Operating Expenses
Research and Development

	Years Ended December 31,
		Change			Change
	2024	$	%	2023	$	%	2022
(dollars in thousands)
Research and development	$60,399	$(4,649)	(7)%	$65,048	$(11,866)	(15)%	$76,914
As a percentage of total revenue	8%			9%			9%
Research and development expenses decreased by $4.6 million, or 7%, to $60.4 million for the year ended December 31, 2024 from $65.0 million for the year ended December 31, 2023. The decrease was primarily due to a $4.7 million decrease in personnel-related expense.
Sales and Marketing

	Years Ended December 31,
		Change			Change
	2024	$	%	2023	$	%	2022
(dollars in thousands)
Sales and marketing	$143,294	$20,125	16%	$123,169	$(7,210)	(6)%	$130,379
As a percentage of total revenue	20%			16%			15%
Sales and marketing expenses increased by $20.1 million, or 16%, to $143.3 million for the year ended December 31, 2024 from $123.2 million for the year ended December 31, 2023. The increase was primarily due to a $16.0 million increase in advertising and other marketing expense and a $4.8 million increase in personnel-related expense, partially offset by a decrease in software subscriptions expense.
General and Administrative

	Years Ended December 31,
		Change			Change
	2024	$	%	2023	$	%	2022
(dollars in thousands)
General and administrative	$72,985	$(12,106)	(14)%	$85,091	$22,444	36%	$62,647
As a percentage of total revenue	10%			11%			7%
General and administrative expenses decreased by $12.1 million, or 14%, to $73.0 million for the year ended December 31, 2024 from $85.1 million for the year ended December 31, 2023. The decrease was primarily due to a $13.3 million decrease in impairment of unused equipment, software, and inventory (see Note 2) and a $1.9 million decrease in professional services expense, partially offset by increases in personnel-related expense and bad debt expense.
Other Income

	Years Ended December 31,
		Change			Change
	2024	$	%	2023	$	%	2022
(dollars in thousands)
Other income, net	$12,767	$2,969	30%	$9,798	$7,770	383%	$2,028
Other income, net increased by $3.0 million, or 30%, to a net income of $12.8 million for the year ended December 31, 2024 from a net income of $9.8 million for the year ended December 31, 2023. The change was primarily related to interest from marketable securities due to more favorable rates and higher cash balances in 2024.

Provision for Income Taxes

	Years Ended December 31,
		Change			Change
	2024	$	%	2023	$	%	2022
(dollars in thousands)
Provision for income taxes	$26,047	$(100)	—%	$26,147	$4,832	23%	$21,315
Provision for income taxes decreased by $0.1 million, or 0%, to $26.0 million for the year ended December 31, 2024 from $26.1 million for the year ended December 31, 2023. This represents an effective tax rate of 29.3% and 32.8% for the years ended December 31, 2024 and 2023, respectively. The decrease in the tax rate is due mainly to a decrease in uncertain tax positions related to the release of reserves due to statute lapses and a decrease in return to provision adjustments.
Liquidity and Capital Resources
Our operations during the periods presented have been financed primarily through cash flows from operating activities and the net proceeds from our initial public offering in March of 2021. We believe our balances of cash and cash equivalents, which totaled $232.1 million as of December 31, 2024, along with forecasted cash expected to be generated by ongoing operations and $300.0 million in available borrowings and the option to increase the aggregate amount of our credit facility by up to an additional $150.0 million (see Note 8) will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
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
Inventory and Supply Chain
We utilize third-party contract manufacturers to source components and finished goods and third-party logistics companies to warehouse and distribute our products. As of December 31, 2024, we had component purchase obligations of $6.4 million, with $2.0 million payable within 12 months in addition to ongoing inventory purchases of finished goods from our contract manufacturers. These manufacturing purchase obligations are primarily noncancellable. Actual inventory purchases will vary based on current and forecasted demand for our products. Payments to third-party logistics companies are largely variable and are primarily driven by inventory levels and receiving and shipping activity levels.
Leases
As of December 31, 2024, we had fixed lease payment obligations of $17.0 million, with $4.6 million payable within 12 months primarily for corporate and other office space. See Note 13 of the notes to our consolidated financial statements for additional information.

Stock Repurchase Program
On July 19, 2022, our Board of Directors authorized a share repurchase program to repurchase up to $50 million of its outstanding Class A common stock which was completed during the six months ended June 30, 2024. On May 6, 2024 the Company’s Board of Directors approved an additional $50 million for the share repurchase program to purchase shares of its outstanding Class A common stock depending on the Company’s continuing analysis of market, financial, and other factors. The share repurchase program may be suspended or discontinued at any time and does not have a predetermined expiration date.
During the twelve months ended December 31, 2024, we repurchased and retired 6,247,175 shares of our Class A common stock for $38.4 million under this program.
Dividends
On November 1, 2024, the Board of Directors declared a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on January 21, 2025 to shareholders of record as of January 7, 2025. As part of the dividends, and pursuant to the underlying award agreements, holders of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) received a dividend equivalent of $0.10 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $24.2 million was to be satisfied in cash of $21.3 million payable to holders of Class A and Class B common stock with the remaining $2.9 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures.
On May 6, 2024, the Company declared a special dividend of $0.40 per share and a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on July 19, 2024 to shareholders of record as of July 2, 2024. As part of the dividends, and pursuant to the underlying award agreements, holders of RSUs and PRSUs received a dividend equivalent of $0.50 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $121.7 million was to be satisfied in cash of $108.2 million payable to holders of Class A and Class B common stock with the remaining $13.5 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures.
On May 18, 2023, the Company declared a special dividend of $1.00 per share on its Class A and Class B common stock, payable on July 17, 2023 to shareholders of record as of July 3, 2023. As part of the dividend, and pursuant to the underlying award agreements, holders of RSUs and PRSUs received dividend equivalents of $1.00 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $234.6 million was to be satisfied in cash of $219.8 million payable to holders of Class A and Class B common stock with the remaining $14.8 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures.
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
During the twelve months ended December 31, 2024, an aggregate of $110.0 million was paid in cash, and $13.5 million was satisfied in the form of dividend equivalents to RSU or PRSU holders.
However, we have not adopted a dividend policy. Any future determination to pay dividends on our common stock will be made at the discretion of our board of directors subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements. Our ability to pay cash dividends on our capital stock may also be limited by the terms of our Credit Agreement and the terms of any future debt or preferred securities or future indebtedness.

Cash Flows

	Year Ended December 31,
	2024	2023	2022
(in thousands)
Net cash flows provided by (used in) operating activities	$264,968	$288,097	$117,683
Net cash flows used in investing activities	(18,328)	(48,778)	(107,869)
Net cash flows (used in) provided by financing activities	(156,435)	(322,185)	(26,247)
Operating Activities
The change in net cash flows from operating activities for the year ended December 31, 2024 compared to year ended December 31, 2023 is primarily due to a decrease in payable balances, and a reduction in cash received from accounts receivable in 2024 compared to 2023. These decreases were partially offset by lower inventory purchases during 2023 due to higher beginning inventory balances combined with softening of consumer demand.
Investing Activities
The change in net cash flows from investing activities for the year ended December 31, 2024 compared to year ended December 31, 2023 was primarily due to a decrease in net purchases and maturities of marketable securities during 2024 compared to 2023, in addition to a decrease in acquisitions of property and equipment.
Financing Activities
The change in net cash flows from financing activities for the year ended December 31, 2024 compared to year ended December 31, 2023 was primarily due to a decrease in dividends paid in 2024 compared to 2023, partially offset by an increase in repurchases of common stock .
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar depending on the circumstances. For foreign subsidiaries where the functional currency is the local currency, assets and liabilities are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenue and expenses are translated using the average exchange rate for the relevant period. Equity transactions are translated using historical exchange rates. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other results of operations as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity. As the impact of foreign currency exchange rates was not material to results of operations during 2022, 2023 and 2024, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Cricut, Inc.
South Jordan, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cricut, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 4, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory – Valuation

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s inventories consist of raw materials and finished goods. Inventories are valued at the lower of average cost or net realizable value, inclusive of adjustments for excess and obsolescence. At December 31, 2024, the Company had inventories of $134.3 million, net of $49.0 million in reserves, including reserves for excess and obsolescence.

We identified the auditing of certain inputs to the reserves for excess and obsolescence, which include SKU quantities and first sold date, historical sales and usage data, as well as assumptions over product life and customer demand as a critical audit matter. Auditing these inputs and assumptions involved especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:
•Testing the completeness and accuracy of underlying data inputs utilized in the reserves.
•Evaluating the reasonableness of management’s assumptions through obtaining supporting documentation, performing inquiries, and assessing customer demand using historical results.
•Testing the mathematical accuracy of the reserves.
•Evaluating the reasonableness of the assumptions used in calculating the reserves by performing a retrospective comparison of prior estimates over product life and customer demand to actuals.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2012.

Salt Lake City, Utah
March 4, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Cricut, Inc.
South Jordan, Utah

Opinion on Internal Control over Financial Reporting

We have audited Cricut, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 4, 2025 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Salt Lake City, Utah
March 4, 2025

Cricut, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$232,140	$142,187
Marketable securities	104,774	102,952
Accounts receivable, net	101,980	111,247
Inventories	115,255	244,469
Prepaid expenses and other current assets	26,065	19,114
Total current assets	580,214	619,969
Property and equipment, net	37,546	47,614
Operating lease right-of-use assets	13,958	12,353
Deferred tax assets	39,186	34,823
Other assets	22,131	35,363
Total assets	$693,035	$750,122
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,373	$76,860
Accrued expenses and other current liabilities	76,274	71,933
Deferred revenue, current portion	45,427	40,304
Operating lease liabilities, current portion	3,899	5,230
Dividends payable, current portion	24,401	2,137
Total current liabilities	203,374	196,464
Operating lease liabilities, net of current portion	11,310	8,938
Deferred revenue, net of current portion	2,826	2,931
Other non-current liabilities	8,764	6,916
Total liabilities	226,274	215,249
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, and no shares issued and outstanding as of December 31, 2024 and December 31, 2023.	—	—
Common stock, par value $0.001 per share, 1,250,000,000 shares authorized as of December 31, 2024, 213,295,922 and 217,915,713 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	213	218
Additional paid-in capital	466,554	505,864
Retained earnings	—	28,514
Accumulated other comprehensive income (loss)	(6)	277
Total stockholders’ equity	466,761	534,873
Total liabilities and stockholders’ equity	$693,035	$750,122
See accompanying notes to these consolidated financial statements.

Cricut, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Platform	$312,976	$309,012	$278,646
Products	399,562	456,135	607,650
Total revenue	712,538	765,147	886,296
Cost of revenue:
Platform	37,288	32,804	26,676
Products	322,462	389,050	509,727
Total cost of revenue	359,750	421,854	536,403
Gross profit	352,788	343,293	349,893
Operating expenses:
Research and development	60,399	65,048	76,914
Sales and marketing	143,294	123,169	130,379
General and administrative	72,985	85,091	62,647
Total operating expenses	276,678	273,308	269,940
Income from operations	76,110	69,985	79,953
Other income (expense):
Interest income	11,016	7,976	1,809
Interest expense	(326)	(323)	(289)
Other income	2,077	2,145	508
Total other income, net	12,767	9,798	2,028
Income before provision for income taxes	88,877	79,783	81,981
Provision for income taxes	26,047	26,147	21,315
Net income	$62,830	$53,636	$60,666
Other comprehensive income (losses):
Change in net unrealized gains (losses) on marketable securities, net of tax	(136)	711	(300)
Change in foreign currency translation adjustment	(147)	41	(120)
Comprehensive income	$62,547	$54,388	$60,246
Earnings per share, basic	$0.29	$0.25	$0.28
Earnings per share, diluted	$0.29	$0.24	$0.28
Weighted-average common shares outstanding, basic	215,105,815	216,892,525	214,458,284
Weighted-average common shares outstanding, diluted	215,645,506	219,722,063	220,588,789
See accompanying notes to these consolidated financial statements.

Cricut, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	221,913,559	$222	$717,369	$(43,560)	$(55)	$673,976
Net Income	—	—	—	60,666	—	60,666
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	620,611	—	(6,815)	—	—	(6,815)
Forfeiture of unvested common stock	(528,002)	—	—	—	—	—
Repurchase of common stock	(2,349,581)	(2)	(18,578)	—	—	(18,580)
Dividends declared	—	—	(64,314)	(17,106)	—	(81,420)
Stock-based compensation	—	—	45,342	—	—	45,342
Compensatory units repurchased	—	—	(14)	—	—	(14)
Other comprehensive loss	—	—	—	—	(420)	(420)
Balance as of December 31, 2022	219,656,587	$220	$672,990	$—	$(475)	$672,735
Net income	—	—	—	53,636	—	53,636
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	1,125,568	1	(6,853)	—	—	(6,852)
Forfeiture of unvested common stock and dividend equivalents	(317,549)	—	403	—	—	403
Repurchases of common stock	(2,548,893)	(3)	(20,329)	—	—	(20,332)
Dividends declared and dividend equivalents issued	—	—	(190,333)	(25,122)	—	(215,455)
Stock-based compensation	—	—	49,986	—	—	49,986
Other comprehensive income	—	—	—	—	752	752
Balance as of December 31, 2023	217,915,713	$218	$505,864	$28,514	$277	$534,873
Net income	—	—	—	62,830	—	$62,830
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	1,720,088	2	(7,982)	—	—	$(7,980)
Forfeiture of unvested common stock and dividend equivalents	(92,704)	—	132	—	—	$132
Repurchases of common stock	(6,247,175)	(7)	(38,486)	—	—	$(38,493)
Dividends declared and dividend equivalents issued	—	—	(40,834)	(91,344)	—	$(132,178)
Stock-based compensation	—	—	47,860	—	—	$47,860
Other comprehensive loss	—	—	—	—	(283)	$(283)
Balance as of December 31, 2024	213,295,922	$213	$466,554	$—	$(6)	$466,761
See accompanying notes to these consolidated financial statements.

Cricut, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$62,830	$53,636	$60,666
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	29,006	30,039	26,957
Bad debt expense	3,285	1,720	(64)
Impairments	486	9,953	2,922
Stock-based compensation	45,067	47,326	41,121
Deferred income tax	(4,378)	(11,238)	(20,461)
Non-cash lease expense	4,811	4,987	4,845
Provision for inventory obsolescence, net	(5,401)	26,330	11,466
Unrealized foreign currency (gain) loss	1,047	88	(1,040)
Other	(1,816)	(2,143)	(440)
Changes in operating assets and liabilities:
Accounts receivable	4,888	23,500	63,696
Inventories	149,965	78,376	63,085
Prepaid expenses and other current assets	(7,221)	4,204	8,807
Other assets	(1,119)	869	(51)
Accounts payable	(23,120)	13,535	(139,845)
Accrued expenses and other current liabilities and other non-current liabilities	6,985	7,761	(2,137)
Operating lease liabilities	(5,365)	(5,423)	(5,096)
Deferred revenue	5,018	4,577	3,252
Net cash and cash equivalents provided by operating activities	264,968	288,097	117,683
Cash flows from investing activities:
Purchase of marketable securities	(110,521)	(63,451)	(180,112)
Proceeds from maturities of marketable securities	110,527	38,390	21,393
Proceeds from sales of marketable securities	—	—	84,621
Purchases of property and equipment, including capitalized software development costs	(18,334)	(23,717)	(33,771)
Net cash and cash equivalents used in investing activities	(18,328)	(48,778)	(107,869)
Cash flows from financing activities:
Repurchases of common stock	(38,493)	(20,332)	(18,580)
Proceeds from exercise of stock options	—	383	31
Employee tax withholding payments on stock-based awards	(7,970)	(8,106)	(6,384)
Payments for debt issuance costs	—	—	(1,300)
Cash dividend	(109,972)	(294,130)	—
Other financing activities, net	—	—	(14)
Net cash and cash equivalents provided by used in financing activities	(156,435)	(322,185)	(26,247)
Effect of exchange rate on changes on cash and cash equivalents	(252)	110	(221)
Net increase (decrease) in cash and cash equivalents	89,953	(82,756)	(16,654)
Cash and cash equivalents at beginning of period	142,187	224,943	241,597
Cash and cash equivalents at end of period	$232,140	$142,187	$224,943
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—	$—
Cash paid during the period for income taxes	$43,596	$24,072	$28,916
See accompanying notes to these consolidated financial statements.

Cricut, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,417	$280	$4,285
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$2,050	$2,824	$4,410
Tax withholdings on stock-based awards included in accrued expenses and other current liabilities	$463	$451	$1,324
Stock-based compensation capitalized for software development costs	$1,509	$1,960	$2,321
Leasehold improvements acquired through tenant allowances	$—	$—	$859
Dividends declared but unpaid	$24,413	$2,342	$81,420
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
The Company designs, markets and distributes the Cricut family of products, including the platform, connected machines, and accessories and materials. In addition, Cricut sells a broad line of images, fonts and projects for purchase à la carte.
The Company organizes its business into the following two reportable segments: Platform and Products. See Note 18 for further discussion of the Company’s segment reporting structure.
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
Realized and unrealized foreign currency transaction gains and losses included in net income are recorded primarily within general and administrative expenses. Foreign currency transaction losses totaled $2.7 million, $1.3 million, and $1.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Comprehensive Income
Comprehensive income consists of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to net gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) consists of unrealized gains and losses on marketable securities as well as foreign currency translation adjustments from those subsidiaries not using USD as their functional currency.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include money market funds and are stated at fair value. The Company also classifies amounts in transit from payment processors for credit card and debit card transactions as cash equivalents.
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
The available-for-sale debt securities are subject to a periodic impairment review. For investments in an unrealized loss position, the Company writes down the amortized cost basis of the investment if it is more likely than not that the Company will be required or will intend to sell the investment before recovery of its amortized cost basis. For investments not likely to be sold before recovery of the amortized cost basis, the Company determines whether a credit loss exists by considering information about the collectability of the instrument, current market conditions, and reasonable and supportable forecasts of economic conditions. The Company recognizes an allowance for credit losses up to the amount of the unrealized loss when appropriate. Allowances for credit losses and write-downs are recognized in total other income (expense), net, and unrealized losses not related to credit losses are recognized in accumulated other comprehensive income (loss). There are no allowances for credit losses recorded for the periods presented. As of December 31, 2024 and 2023, the Company’s available-for-sale debt securities were in an unrealized gain position.
Accounts Receivable
Accounts receivable are recorded at original invoice amounts less estimates for credit losses. Management determines the allowance for credit losses by specifically identifying troubled accounts and by using historical write off experience, adjusted for current market conditions and reasonable supportable forecasts of future economic conditions, applied to an aging of all other accounts receivable. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. As of January 1, 2023, the Company had an accounts receivable balance of $136.5 million. Accounts receivable consist of the following:

	December 31,
	2024	2023
(in thousands)
Trade accounts receivable	$90,665	$100,070
Credit card and other receivables	13,932	13,127
Less: allowance for credit losses	(2,617)	(1,950)
Total accounts receivable, net	$101,980	$111,247

The following table summarizes changes in the allowance for credit losses:

	December 31,
	2024	2023
(in thousands)
Beginning balance	$(1,950)	$(448)
Provision for expected losses	(3,285)	(1,720)
Write-offs	2,618	218
Ending balance	$(2,617)	$(1,950)
Concentration of Credit Risk
The Company maintains cash and cash equivalents in deposit accounts at financial institutions that, at times, may significantly exceed federally insured limits. Historically, the Company has not experienced any losses related to such accounts. The Company’s non-interest bearing cash balances at December 31, 2024 and 2023 were fully insured up to $250,000 per depositor at each financial institution. Balances held at the institutions may significantly exceed federally insured limits.
Financial instruments, which potentially subject the Company to concentrations of credit risk, include trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers, generally does not require collateral and considers the credit risk profile of the customer from which the receivable is due in further evaluating collection risk. The Company maintains allowances for possible losses which, when realized, have been within the range of management’s expectations. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for product purchased, it would have a material adverse effect on the Company’s financial condition and results of consolidated operations. Customers that accounted for 10% or greater of accounts receivable, net as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Customer A	25%	26%
Customer B	16%	12%
Customer C	12%	11%
Customer D	—%	17%
* Accounts Receivable was less than 10%
As of December 31, 2024, 2023 and 2022, no customers accounted for more than 10% of revenue.
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
We rely on single source, or a small number of suppliers. For the years ended December 31, 2024, 2023, and 2022, the Company’s top two vendors accounted for approximately 69%, 59%, and 61% of total finished goods purchases, respectively.
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
We also periodically assess the value of our on-hand inventory for potential excess and/or obsolete inventory and when necessary, will write-down the value to account for estimated excess and/or obsolete inventory. We determine excess or obsolete inventory based on market conditions, age of inventory, an estimate of the future demand for our products within a specified time horizon, generally the greater of 24 months or remaining life of the product, and product life cycle status. As a result of the Company’s assessments, when the net realizable value of inventory is less than the carrying value, the inventory cost is written down to the net realizable value and the write down is recorded as a charge to cost of revenue in our consolidated statements of operations and comprehensive income.
As needed, we complete strategic and market beneficial purchases of critical raw materials that are used in our core production process (such as microchips) in quantities that exceed anticipated consumption within our normal operating cycle, which is 12 months. We classify such raw materials that we do not expect to consume within our normal operating cycle as non-current within other assets.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. Manufacturing tools include tools and molds used in the production process. Expenditures for tools and molds are capitalized and depreciated over the estimated useful lives of the assets. We capitalize certain software development costs in the application development stage in accordance with Accounting Standards Codification (“ASC”) 350-40, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” and upon the establishment of technological feasibility for a product in accordance with ASC 985-20, “Software to Be Sold, Leased or Otherwise Marketed”. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations and comprehensive income. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets.
The Company uses the following estimated useful lives:

Computer software, software development costs and equipment	3-5 years
Furniture and fixtures	5-7 years
Manufacturing tools and equipment	3-5 years
Leasehold improvements	Shorter of lease term or remaining life of the asset
Cloud Computing Arrangement Implementation Costs
The Company incurs costs to implement cloud computing arrangements that are hosted by third-party vendors. Implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized primarily as general and administrative expense within the consolidated statements of operations and comprehensive income. To date, these costs primarily relate to new website hosting services. During the years ended December 31, 2024, 2023, and 2022, the Company recorded amortization expense of $0.4 million, $1.0 million, and $0.7 million respectively, for these implementation costs. Gross capitalized costs were $3.7 million and $2.2 million as of December 31, 2024 and 2023, respectively, with accumulated amortization of $2.2 million and $1.8 million, respectively. Capitalized costs are reported as a component of other assets on the Company's consolidated balance sheets.
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
Impairment of Long-lived Assets
The Company assesses potential impairments to its long-lived assets, including intangible assets subject to amortization, on an annual basis or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company regularly evaluates whether events or circumstances have occurred that indicate possible impairment and relies on a number of factors, including results of operations, business plans, economic projections and anticipated future cash flows. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to the consolidated statement of operations. During the years ended December 31, 2024, 2023, and 2022, the Company recorded no impairments relating to amortized intangible assets. During the years ended December 31, 2024, 2023 and 2022, the Company recorded impairment charges of $0.5 million and $10.0 million, and $2.9 million, respectively, primarily related to computer software and software development costs, and manufacturing tools and equipment from products that the Company no longer plans to commercialize. These impairment charges were recorded primarily within general and administrative expense in the consolidated statements of operations and comprehensive income.
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, and accounts payable. At December 31, 2024, and 2023, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair values because of the short-term nature of these instruments.

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
Money market funds are highly liquid investments and are actively traded. The pricing information for these assets is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. Marketable securities which include U.S. Treasury securities are valued using observable inputs from similar assets, or from observable data in markets that are not active; these assets are classified as Level 2 of the fair value hierarchy. There were no liabilities measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023.
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
Revenue Recognition
The Company derives the majority of its revenue from the sale of connected machines, digital content subscriptions and accessories and materials. The Company markets and sells its products to customers, which include brick-and-mortar and online retail partners as well as users that purchase from the Company’s website at cricut.com, Design Space, and third-party supported applications.
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

Products
We generate Products revenue from sales of connected machines and ancillary products, net of sales discounts, incentives and returns, and includes amounts allocated to the material right for discounts on materials and accessories available only to Paid Subscribers. Our connected machines portfolio consists of machines in four product families: Cricut Maker, which includes Maker and Maker 3; Cricut Explore, which includes Explore Air 2 and Explore 3; Cricut Joy, which includes Joy and Joy Xtra; and Cricut Venture. Our ancillary products include Cricut EasyPress, Cricut MugPress, hand tools, machine replacement tools and blades, and project materials such as vinyl and iron-on. Payment by traditional brick-and-mortar retail partners, including their online channels, is due under customary fixed payment terms. Payment for sale of products online through the online channel at cricut.com is collected at point of sale in advance of shipping the products. The Company’s contracts with customers for a connected machine contain multiple promises that include hardware, software, unspecified future upgrades and enhancements related to the software and access to the Company’s cloud-based services. Determining whether the hardware, software, unspecified future upgrades, enhancements and cloud-based services are considered distinct performance obligations requires significant judgment. The Company’s software used to design, cut and complete projects can be accessed offline or with the cloud-based services at no charge. When accessed with the cloud-based services, users are also able to sync projects across various devices. The connected machines are not able to function without the software, inclusive of firmware and the downloadable software. Together the hardware and software are inputs into providing the essential functionality of the connected machines and are accounted for as a single performance obligation. Product revenue is recognized for the single performance obligation of hardware with essential software at a point-in-time when control is transferred, which is either upon shipment or delivery of goods, in accordance with the terms of each contract with the customer.
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
Accessories and materials generally consist of a single performance obligation and reallocations are not required. Revenue from accessories and materials is recognized at a point-in-time when control is transferred, either upon shipment or delivery of goods, in accordance with the terms of each contract with the customer. Payment by traditional brick-and-mortar retail partners, including their online channels, is due under customary fixed payment terms. Payment for sale of accessories and materials through the online channel at cricut.com is collected at point of sale in advance of shipping the products.
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
Changes in the reserve for sales refunds were as follows:

	December 31,
	2024	2023
(in thousands)
Balance at beginning of period	$3,267	$7,273
Additions that reduced net revenue	9,202	9,757
Deductions from reserves for current year returns	(9,660)	(13,763)
Balance at end of period	$2,809	$3,267
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

Changes in the reserve for product warranties were as follows:

	December 31,
	2024	2023
(in thousands)
Balance at beginning of period	$1,812	$2,484
Additions charged to cost of revenue	2,859	4,163
Repairs and replacement costs incurred	(3,030)	(4,835)
Balance at end of period	$1,641	$1,812
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
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2024, 2023 and 2022, interest or penalties related to income tax matters included in the provision for income taxes have not been material.
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
The Company estimated the fair value of stock option awards with time-based or performance-based vesting provisions using the Black-Scholes method. For restricted stock units, the fair value is based on the closing price of our common stock on the grant date. The determination of the grant date fair value of the awards issued is affected by a number of variables, including the fair value of the underlying shares or units, the expected price volatility over the expected life of the awards, the expected term of the award, risk-free interest rates, the expected dividend yield of the underlying shares or units and the likelihood of termination. No stock option awards were granted during the years ended 2024 or 2023.

Dividends
We have not adopted a dividend policy. Any determination to pay dividends on our common stock is at the discretion of our board of directors subject to applicable laws, and depends upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements. Our ability to pay cash dividends on our capital stock are limited by the terms of our Credit Agreement.
On the payment date, a portion of the dividend is settled in cash, and pursuant to the underlying award agreements, holders of restricted stock units and performance-based restricted stock units receive a dividend equivalent per unit in the form of additional restricted stock units and performance-based restricted stock units subject to the same vesting conditions as the original awards. In addition, there is a delayed cash payment to the holders of the unvested shares of common stock.
Shipping and Handling Revenue and Expenses
Shipping and handling revenue for orders placed by customers is recognized at the time of the sale. Shipping and handling expenses incurred by the Company related to these sales are considered fulfillment costs and reported as costs of revenue at the time of the sale.
Advertising Costs
The Company incurs advertising costs associated with print, digital and other related broadcast advertisements. Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2024, 2023 and 2022 was $46.8 million, $32.2 million, and $34.2 million respectively. Advertising costs include expenditures for shared advertising costs that the Company incurs under its co-operative advertising programs to the extent the fair value of the distinct good or service can reasonably be estimated.
Research and Development (“R&D”)
R&D expense consists of costs associated primarily with engineering, product development, quality assurance, service fees incurred by contracting with vendors and allocated overhead costs. R&D costs are expensed as incurred.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), expanding disclosure requirements related to certain income statement expenses. The amendments require tabular disclosure of certain operating expenses disaggregated into categories, such as purchases of inventory, employee compensation, and depreciation. The amendments are effective for our fiscal year ending December 31, 2027, and may be applied retrospectively. The Company is still evaluating the specific impacts and adoption method, we do anticipate this guidance will have a significant impact on our consolidated financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. Public business entities must apply the ASU’s guidance to annual periods beginning after December 15, 2024 (2025 for calendar-year-end Public business entities). The Company is currently evaluating the impact of this standard on our consolidated financial statements.
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses, and is effective for fiscal years beginning after December 15, 2023 on a retrospective basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024, see Note 18 for further detail.
3.Revenue and Deferred Revenue
Deferred revenue relates to performance obligations for which payments have been received from the customer prior to revenue recognition. Deferred revenue primarily consists of deferred subscription-based services. Deferred revenue also includes amounts allocated from the sale of a connected machine to the unspecified upgrades and enhancements and the Company’s cloud-based services. Contract costs consist of amounts paid to obtain contracts with customers in connection with sales of subscriptions through third-party apps. Contract costs are amortized over the subscription term. During the twelve months ended December 31, 2024, the Company capitalized $2.7 million of contract costs, and as of December 31, 2024 the unamortized balance was $1.2 million, included in prepaid and other current assets on our consolidated balance sheets. During the twelve months ended December 31, 2023, the Company capitalized $1.7 million of contract costs, and as of December 31, 2023 the unamortized balance was $0.9 million, included in prepaid and other current assets on our consolidated balance sheets. The Company has recognized no contract assets for any of the periods presented.
The following table summarizes the changes in the deferred revenue balance for the periods indicated:

	December 31,
	2024	2023	2022
(in thousands)
Deferred revenue, beginning of period	$43,235	$38,658	$35,405
Recognition of revenue for amounts included in beginning of period deferred revenue	(40,304)	(34,869)	(30,547)
Revenue deferred, net of revenue recognized on contracts in the respective period	45,322	39,446	33,800
Deferred revenue, end of period	$48,253	$43,235	$38,658
As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the deferred revenue balance.
The Company expects the following recognition of deferred revenue as of December 31, 2024:

		Year Ended December 31,
	2025	2026	2027	Total
(in thousands)
Revenue expected to be recognized	$45,427	$2,069	$757	$48,253
Revenue recognized during the years ended December 31, 2024, 2023, and 2022, related to performance obligations satisfied or partially satisfied in prior periods was $5.7 million, $3.2 million and $1.7 million, respectively.
The following table presents the total revenue by geography based on the ship-to address for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
(in thousands)
North America	$555,052	$609,933	$743,962
International	157,486	155,214	142,334
Total revenue	$712,538	$765,147	$886,296
North America revenue consists of revenues from the United States and Canada. United States represents 95%, 95%, and 95% of North America revenue for the years ended December 31, 2024, 2023, and 2022, respectively.

The following table presents the total revenue by source for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
(in thousands)
Platform	$312,976	$309,012	$278,646
Products:
Connected machines	192,439	198,312	252,563
Accessories and materials	207,123	257,823	355,087
Total revenue	$712,538	$765,147	$886,296
4.Cash, Cash Equivalents, and Financial Instruments
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of December 31, 2024:

	As of December 31, 2024
	Adjusted Cost	Total Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$161,248	$—	$161,248	$161,248	$—
Level 1:
Money market funds	70,892	—	70,892	70,892	—
Level 2:
U.S. treasury securities	104,413	361	104,774	—	104,774
Total	$336,553	$361	$336,914	$232,140	$104,774

The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of December 31, 2023:

	As of December 31, 2023
	Adjusted Cost	Total Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$44,809	$—	$44,809	$44,809	$—
Level 1:
Money market funds	97,378	—	97,378	97,378	—
Level 2:
U.S. treasury securities	102,411	541	102,952	—	102,952
Total	$244,598	$541	$245,139	$142,187	$102,952
Marketable securities held as of December 31, 2024 generally mature over the next 24 months.
All securities were in an unrealized gain position as of December 31, 2024 and 2023. We determined that an allowance for credit loss was unnecessary for any of the periods presented.

5.Inventories
Inventories are comprised of the following:

	December 31,
	2024	2023
(in thousands)
Raw materials	$38,652	$44,935
Finished goods	144,630	286,988
Total inventories	$183,282	$331,923
Less: reserves	(49,015)	(54,416)
Total inventories, net	$134,267	$277,507
Inventories current	$115,255	$244,469
Inventories non-current (included in Other assets)	$19,012	$33,038
As of the years ended December 31, 2024 and 2023, the Company had zero and $0.1 million in finished goods for connected machines that were undergoing rework prior to being in a sellable condition. The Company’s recorded inventory reserves as of December 31, 2024 consisted of $3.2 million related to excess connected machine inventory that the Company does not expect to sell, $38.3 million related to excess accessories and materials inventory, and $7.6 million related to raw material components. Amounts charged to the reserve account are recorded primarily in cost of revenues.
6.Property and Equipment
The composition of property and equipment is as follows:

	December 31,
	2024	2023
(in thousands)
Computer software, software development costs and equipment	$116,939	$106,602
Furniture and fixtures	1,930	2,928
Leasehold improvements	5,073	5,070
Manufacturing tools and equipment	35,723	34,350
Assets under construction	1,528	1,504
Total cost of property and equipment	161,193	150,454
Less: accumulated depreciation	(123,647)	(102,840)
Property and equipment, net	$37,546	$47,614
During the twelve months ended December 31, 2024, the Company recorded an impairment charge of $0.5 million for computer software and software development costs. These impairment charges were recorded primarily within general and administrative expense in the consolidated statements of operations.
Total depreciation and amortization expense for the years ended December 31, 2024, 2023 and 2022 was $29.0 million, $29.0 million and $25.9 million, respectively.
Amortization of computer software, software development costs and equipment for the years ended December 31, 2024, 2023 and 2022 was $22.2 million, $20.1 million and $16.8 million, respectively.
Property and equipment, along with all other Company assets are pledged as collateral on the Credit Agreement (see Note 8).

7.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2024	2023
(in thousands)
Customer incentives	$38,756	$30,479
Other accrued liabilities and other current liabilities	37,518	41,454
Total accrued expenses	$76,274	$71,933
8.Revolving Credit Facility
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
The Company accounted for the Credit Agreement as a modification of the 2020 Credit Agreement in accordance with ASC 470-50 Modification and Extinguishments. In connection with the Credit Agreement, the Company incurred and capitalized $1.3 million of debt issuance costs in addition to $0.3 million of existing unamortized debt issuance costs with the 2020 Credit Agreement which remained deferred, resulting a total deferral of debt issuance costs of $1.6 million as of the date of the Credit Agreement. As of December 31, 2024 and 2023, total unamortized debt issuance costs were $0.8 million and $1.2 million, respectively, and were included in other assets on our consolidated balance sheets.
The Credit Agreement is collateralized by substantially all of the Company’s assets and contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for loans of this nature. In particular, the Credit Agreement will not permit the leverage ratio to be greater than 3.0 to 1.0, measured on the last day of any fiscal quarter. In addition, the Credit Agreement will not permit the interest coverage ratio to be less than 3.0 to 1.0, for any period of four consecutive quarters, measured on the last day of any fiscal quarter. Management has determined that the Company was in compliance with all financial and non-financial debt covenants as of December 31, 2024. As of December 31, 2024, no amount was outstanding under the Credit Agreement and available borrowings were $300.0 million
Generally, borrowings under the Credit Agreement bear interest at a rate based on an alternative base rate (“ABR”), plus, in each case, an applicable margin. The applicable margin will range from (a) borrowings bearing interest at the ABR 2.00%, and (b) borrowings bearing interest at the Adjusted Term Secured Overnight Financing Rate, the Adjusted Australian Dollar Rate, the Adjusted Canadian Dollar Offered Rate or the Adjusted New Zealand Dollar Rate, as applicable for the interest period in effect for such borrowing plus the applicable rate.
9.Income Taxes
The Company’s income before income taxes of $88.9 million, $79.8 million, and $82.0 million during the years ended December 31, 2024, 2023, and 2022, respectively, consisted of $87.1 million, $78.4 million, and $81.0 million of income earned in the United States. The remaining amount was earned in foreign jurisdictions.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022

Income tax provision at statutory rate	21.0%	21.0%	21.0%
State taxes, net	4.6	4.8	5.6
Stock-based compensation	8.0	8.2	7.1
Non-deductible executive compensation	1.1	—	—
Foreign derived intangible income deduction	(2.8)	(2.5)	(3.2)
Tax credits	(4.0)	(5.0)	(8.7)
Return to provision adjustments	(0.1)	1.4	1.5
Uncertain tax positions	(0.9)	2.6	—
Other	2.4	2.3	2.7
Total provision for income taxes	29.3%	32.8%	26.0%
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

	December 31,
	2024	2023
(in thousands)
Deferred tax assets:
Inventories	$11,457	$10,888
Lease liability	3,633	3,434
Accounts receivable	642	481
Sales refund liability	689	806
Deferred revenue	693	723
Stock-based compensation	6,152	6,724
Amortization	164	212
Capitalized research expenditures	22,291	18,434
Net operating loss carryforwards	130	86
Capital loss carryforwards	102	110
Tax credits	3,338	2,937
Other	879	1,459
Total deferred tax assets	50,170	46,294
Deferred tax liabilities:
Depreciation and amortization	(7,658)	(8,483)
ROU lease asset	(3,326)	(2,988)
Total deferred tax liabilities	(10,984)	(11,471)
Net deferred tax assets	$39,186	$34,823

	Year Ended December 31,
	2024	2023	2022
(in thousands)
Current:
Federal	$24,854	$32,140	$29,741
State	5,108	4,695	11,928
Foreign	403	549	107
Total current	30,365	37,384	41,776
Deferred:
Federal	(3,692)	(9,561)	(15,169)
State	(581)	(1,713)	(5,316)
Foreign	(45)	37	24
Total deferred	(4,318)	(11,237)	(20,461)
Income tax provision	$26,047	$26,147	$21,315
There are immaterial foreign net operating loss carryforwards set to expire in 2026. The Company establishes valuation allowances if it is more likely than not that deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the net operating loss deferred tax asset and other net deferred tax assets recorded in our consolidated financial statements. Accordingly, the Company has not recorded a valuation allowance against net deferred tax assets for the years ended December 31, 2024 and 2023.
As of December 31, 2024, the Company has not recorded incremental income taxes for outside basis differences in our investments in foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. The undistributed earnings of the Company’s foreign subsidiaries that meet the indefinite reversal criteria amounted to $3.3 million.
As of December 31, 2024, 2023, and 2022, $6.4 million, $7.1 million and $4.0 million, respectively, of unrecognized tax benefits would affect our effective tax rate if recognized. The total balance of unrecognized gross tax benefits for the years ended December 31, 2024 and 2023, resulted primarily from research and development credits, foreign derived intangible income differences, inventory basis differences and the release of reserves due to the expiration of statutes of limitation. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023	2022
(in thousands)
Unrecognized tax benefits at beginning of year	$7,148	$3,988	$2,379
Reductions based on prior year tax positions	—	(159)	(227)
Additions based on prior year tax provisions	159	2,691	296
Additions based on current year tax provisions	921	996	1,787
Reductions due to tax authorities’ settlements	(98)	—	—
Reductions due to expirations of statutes of limitation	(1,754)	(368)	(247)
Unrecognized tax benefits at end of year	$6,376	$7,148	$3,988
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2024 and 2023, interest or penalties related to income tax matters included in the provision for income taxes have not been material.
In January 2021, the IRS completed its examination of the Company’s 2017 tax year. No material adjustments resulted from this examination. The Company is subject to U.S. federal and state income tax examination for tax years 2018 and forward.

10.Capital Structure
In connection with the corporate reorganization prior to the IPO, the Company filed an amended and restated certification of incorporation which authorized 100,000,000 shares of preferred stock, par value $0.001 per share, and 1,250,000,000 shares of common stock, par value $0.001 per share, which was divided between two series Class A common stock and Class B common stock. All previously outstanding common stock was reclassified as Class B common stock. During the year ended December 31, 2024, 5,524,902 shares of Class B common stock were converted to Class A common stock. As of December 31, 2024, the Company had 1,000,000,000 shares of Class A common stock and 250,000,000 shares of Class B common stock authorized and 52,412,441 shares of Class A common stock and 160,883,481 shares of Class B common stock issued and outstanding. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock.
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
During the years ended December 31, 2024 and 2023, the Company repurchased and retired 6,247,175 and 2,548,893 shares of our Class A common stock, respectively, for $38.4 million and $20.3 million, respectively, under this program.
Dividends
On November 01, 2024, the Company declared a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on January 21, 2025 to shareholders of record as of January 07, 2025. As part of the dividends, and pursuant to the underlying award agreements, holders of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) received a dividend equivalent of $0.10 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $24.2 million is to be satisfied in cash of $21.3 million payable to holders of Class A and Class B common stock with the remaining $2.9 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures.
On May 6, 2024, the Company declared a special dividend of $0.40 per share and a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on July 19, 2024 to shareholders of record as of July 02, 2024. As part of the dividends, and pursuant to the underlying award agreements, holders of RSUs and PRSUs received a dividend equivalent of $0.50 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $121.7 million was to be satisfied in cash of $108.2 million payable to holders of Class A and Class B common stock with the remaining $13.5 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures.
On May 18, 2023, the Company declared a special dividend of $1.00 per share on its Class A and Class B common stock, payable on July 17, 2023 to shareholders of record as of July 3, 2023. As part of the dividend, and pursuant to the underlying award agreements, holders of RSUs and PRSUs received dividend equivalents of $1.00 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $234.6 million was to be satisfied in cash of $219.8 million payable to holders of Class A and Class B common stock with the remaining $14.8 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures.
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

During the twelve months ended December 31, 2024, an aggregate of $110.0 million was paid in cash, and $13.5 million was satisfied in the form of dividend equivalents to RSU or PRSU holders. During the twelve months ended December 31, 2023, an aggregate of $294.1 million was paid in cash, and $19.2 million was satisfied in the form of dividend equivalents to RSU or PRSU holders.
Dividends payable includes dividends declared but not yet paid and prior dividends on unvested shares of Class A common stock payable upon future vesting.
11.Stock-Based Compensation
Stock-based Compensation Cost
The following table shows the stock-based compensation cost by award type for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
(in thousands)
Equity-classified awards
Restricted stock units	$43,421	$41,094	$32,442
Stock options	772	2,388	3,579
Class B common stock	3,667	6,504	9,321
Liability-classified awards	40	44	(54)
Total stock-based compensation	$47,900	$50,030	$45,288
The following table sets forth the total stock-based compensation cost included in the Company’s consolidated statements of operations and comprehensive income or capitalized to assets for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
(in thousands)
Cost of revenue
Platform	1,192	926	443
Products	712	1,505	487
Total cost of revenue	1,904	2,431	930
Research and development	15,620	18,169	17,713
Sales and marketing	12,825	12,740	12,603
General and administrative	14,718	13,986	9,875
Total stock-based compensation expense	$45,067	$47,326	$41,121
Capitalized for software development costs	1,509	1,960	2,321
Capitalized to inventory	1,324	744	1,846
Total stock-based compensation	$47,900	$50,030	$45,288
As of December 31, 2024, there was $67.5 million of unrecognized stock-based compensation cost related to service-based awards, which is expected to be recognized over a weighted-average period of 2.3 years. The total unrecognized compensation expense related to unvested PRSUs that are not probable of vesting was $202.2 million as of December 31, 2024. The tax benefit from stock-based compensation cost during the years ended December 31, 2024, 2023 and 2022, was $9.2 million, $9.3 million, and $8.2 million, respectively.
2021 Equity Incentive Plan
In March 2021, the Company’s 2021 Equity Incentive Plan became effective. The 2021 Equity Incentive Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. Outstanding restricted stock units and performance units are entitled to dividend equivalents in the form of additional unvested restricted stock units or unvested performance units equal in value to the amount of any declared dividend based on the closing price of the Company’s class A stock on the dividend payment date. Dividend equivalents are forfeited if the underlying award does not vest. As of December 31, 2024, 50,565,554 shares of Class A common stock were reserved for issuance under this plan including shares reserved for previously granted awards discussed below as well as shares reserved for issuance of future awards under the plan.
A summary of the Company’s RSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (per share)

Outstanding at December 31, 2023	8,893,831	$14.38
Granted	5,561,981	$5.88
Dividend equivalent grants	499,066	$—
Vested	(2,981,495)	$16.04
Forfeited/cancelled	(721,880)	$12.17
Outstanding at December 31, 2024	11,251,503	$9.86
The total fair value of RSUs vested as of the vesting dates during the years ended December 31, 2024, 2023 and 2022, was $19.0 million, $17.1 million, and $13.0 million, respectively.
The Company has granted PRSUs under the 2021 Equity Incentive Plan to certain employees of the Company that represent shares potentially issuable in the future. In July 2024, the Company granted PRSUs by which the first tranche of 30% and the second tranche of 70% will vest upon the Company achieving certain adjusted operating income targets during any four consecutive quarters of the respective performance periods, subject to employees remaining with the Company through the vesting date. The performance periods for the first and second tranches is 4 and 5 years, respectively. At grant date, adjusted operating income was defined as GAAP operating income and was subsequently amended to be GAAP operating income adjusted to exclude stock-based compensation expense and payroll expense specifically related to these PRSU awards. This change resulted in a modification whereby additional stock-based compensation of approximately $5.9 million could be recorded if the Company determines it is probable the performance targets will be achieved.
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
A summary of the Company’s PRSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of PRSUs (a)	Weighted- Average Grant Date Fair Value (per share)

Outstanding at December 31, 2023	6,766,001	$23.32
Granted	9,808,000	$5.55
Dividend equivalent grants	1,366,343	$—
Forfeited / cancelled	(454,911)	$20.25
Outstanding at December 31, 2024	17,485,433	$13.12
a.Represents the maximum number of PRSUs assuming all performance targets are achieved.

The expense recognized each period for these PRSUs is primarily dependent upon the Company’s estimate of the probability of achieving the performance targets during the performance period. At December 31, 2024, the Company determined it was not probable any performance conditions would be achieved, so no stock-based compensation has been recorded for these PRSUs during the years ended December 31, 2024, 2023 and 2022.
Options under the 2021 Equity Incentive Plan have a contractual term of 10 years. The exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of the shares on the date of grant.
A summary of the Company’s stock option activity under the 2021 Equity Incentive Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2023	2,999,085	$18.65	3.5	$—
Forfeited/cancelled	(249,007)	18.51
Outstanding and expected to vest at December 31, 2024	2,750,078	$18.25	2.2	$—
Vested and exercisable at December 31, 2024	2,750,078	$18.25	2.2	$—

For the years ended December 31, 2024, 2023 and 2022, no options were granted and the total intrinsic value of options exercised was immaterial.
Certain employees received restricted stock unit equivalents (“RSU equivalents”) which upon vesting are settled for a cash payment equal to the difference between the Company’s stock price on the vesting date less the base price specified at the time of the grant. Due to the cash settlement feature, these awards are liability classified awards and require initial and subsequent measurement at fair value. As of December 31, 2024 and 2023, the total recognized liability for the unvested awards was not material and the number of awards was not material.
Unvested Class B Common Stock
The Company’s unvested Class B common stock resulted from the corporate reorganization in March 2021 and is not part of the 2021 Equity Incentive Plan. Dividends declared on unvested Class B common stock are subject to vesting and are forfeited if the underlying stock does not vest. Activity related to Class B common stock subject to future vesting for the year ended December 31, 2024 is as follows:

	Number of Unvested Shares	Weighted- Average Grant Date Fair Value (per share)

Outstanding at December 31, 2023	1,656,679	$20.00
Vested	(1,450,370)	$20.00
Forfeited / Cancelled	(92,731)	$20.00
Outstanding at December 31, 2024	113,578	$20.00
The total fair value of Class B common stock vested as of the vesting dates during the years ended December 31, 2024, 2023 and 2022, was $7.8 million, $27.1 million, and $73.9 million, respectively.

Options to Purchase Class B Common Stock
The Company’s options to purchase Class B common stock resulted from the corporate reorganization in March 2021 and are not part of the 2021 Equity Incentive Plan. A summary of the Company stock option activity for the options to purchase shares of Class B common stock is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2023	259,425	$7.69	1.9	$—
Forfeited / Cancelled	(62,000)	$7.55
Outstanding at December 31, 2024	197,425	$7.29	0.9	$—
Vested at December 31, 2024	197,425	$7.29	0.9	$—
2021 Employee Stock Purchase Plan
In March 2021, the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”) became effective. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of December 31, 2024, 10,602,602 shares of our Class A common stock were available for sale under the 2021 ESPP.
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
Self-Insurance Liabilities
Starting in 2022, the Company began to self-insure for certain employee medical benefits. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The liabilities include amounts for actual claims and claims incurred but not reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in actual liabilities being more or less than the amounts currently recorded. As of December 31, 2024 and 2023 we have accrued $0.5 million and $0.8 million, respectively, for employee medical claims. Such amounts are included in accrued expenses and other current liabilities on our consolidated balance sheets.
13.Leases
The Company leases office space with original lease terms ranging from 1 to 6 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease.
In December 2024, the Company amended its operating lease for its corporate headquarters in South Jordan, Utah to extend the term through March 2029 and to reduce the annual rent rate for future periods. As a result of this amendment, the Company remeasured the associated operating lease liability and right-of-use asset for this lease. The Company also leased additional space at its corporate headquarters which commenced in January of 2022 under the same terms as its existing lease.

The Company has determined its leases should be classified as operating leases. Variable lease costs are comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and are classified as lease cost due to the Company's election to not separate lease and non-lease components. For the years ended December 31, 2024, 2023 and 2022, the Company incurred operating lease costs of $5.0 million, $5.4 million and $5.5 million, respectively, and variable lease costs of $0.4 million, $0.4 million and $0.5 million, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2024, 2023 and 2022 was $5.6 million, $5.9 million and $5.8 million, respectively, and was included in net cash used in operating activities in the Company's consolidated statements of cash flows.
As of December 31, 2024, the maturities of the Company's operating lease liabilities were as follows:

Operating Leases
(in thousands)
2025	$4,597
2026	3,992
2027	2,733
2028	3,965
2029	1,693
Total lease payments	$16,980
Less: imputed interest	$(1,771)
Present value of operating lease liabilities	$15,209
Operating lease liabilities, current	$3,899
Operating lease liabilities, non-current	$11,310
The weighted average remaining operating lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	As of December 31, 2024	As of December 31, 2023
Weighted-average remaining lease term of operating leases	4.2 years	2.9 years
Weighted-average discount rate of operating leases	5.3%	2.5%
14.Related Party Transactions
The Company has an active common stock repurchase program that allows for the repurchase of common stock in the open market or in private transactions as described in Note 10. On August 24, 2022 the Company repurchased and retired 250,000 shares of its Class A common stock from a previous executive at a price per share at the market price of $6.47 in a private transaction for a total of $1.6 million.
15.Restructuring
During the years ended December 31, 2024 and 2023, the Company undertook restructuring plans to improve efficiency and streamline operations. During the year ended December 31, 2024, the Company recognized $0.9 million of severance costs of which $0.4 million, $0.4 million and $0.1 million, were recorded within research and development, selling and marketing, and general and administrative expense, respectively. During the year ended December 31, 2023, $1.2 million of severance costs of which $0.7 million, $0.3 million, and $0.2 million, were recorded within research and development, selling and marketing, and general and administrative expense, respectively.
16.Employee Benefit Plan
The Company sponsors a 401(k) plan for the benefit of its employees who have attained at least 18 Years of age. The Company matches 50% of the first 12% of an employee’s salary contributed to the plan on the first day of the month following their hire date. The Company contributed $2.4 million, $2.5 million, and $2.5 million during the years ended December 31, 2024, 2023 and 2022, respectively.

17.Net Income Per Share
The computation of net income per share is as follows:

	Year Ended December 31,
	2024	2023	2022
(in thousands, except share and per share amounts)
Basic earnings per share:
Net income	$62,830	$53,636	$60,666
Shares used in computation:
Weighted-average common shares outstanding, basic	215,105,815	216,892,525	214,458,284
Earnings per share, basic	$0.29	$0.25	$0.28

Diluted earnings per share:
Net income	$62,830	$53,636	$60,666
Shares used in computation:
Weighted-average common shares outstanding, basic	215,105,815	216,892,525	214,458,284
Weighted-average effect of potentially dilutive securities:
Unvested common stock subject to forfeiture	285,686	1,840,180	5,621,136
Employee stock options	—	48,889	23,100
Restricted stock units	254,005	940,469	486,269
Diluted weighted-average common shares outstanding	215,645,506	219,722,063	220,588,789
Diluted earnings per share	$0.29	$0.24	$0.28
The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2024	2023	2022

Employee stock options	2,947,503	2,999,085	3,142,911
Restricted stock units	5,909,923	4,435,957	5,742,284
Unvested Class B common stock subject to forfeiture	113,578	415,402	831,952
18.Segment Information
In January 2024, the Company reevaluated its operating segments in order to better align with how the chief operating decision makers (“CODM”) evaluate performance and allocate resources. The CODM consists of the Company’s chief executive officer and chief financial officer. The key factor evaluated by the Company resulted from the growth and expansion of Design Space, the Company’s digital platform. Since its initial public offering, the Company’s digital platform has evolved and grown considerably. Key enhancements to the platform include the size of its images, fonts, and projects library, the introduction of advanced design tools, the software support for several new cutting machines, and the creation of enhanced subscriptions offerings. The change in operating segments reflects the Company’s strategy to focus on continuing to expand revenue and margin generated from its digital platform and Paid Subscribers. At the same time, a number of product related factors also contributed to this decision, including the relative importance of physical products to the platform, including bundles (comprised of several combinations of machines, accessories, and materials), and changes in our Accessories and Materials business. Based on these changes, the Company has determined that it was appropriate to reduce its reportable segments from three to two, combining its Subscriptions and digital content businesses into one Platform segment, and its Connected Machines and Accessories and Materials businesses into one Product segment. Prior period segment results have been retrospectively recast to reflect the new reportable segments.
The key operating decisions made by the CODM include assessing segment performance and resource allocation. The CODM primarily focuses on revenue and gross profit of the Platform and Product segments, as well as consolidated operating results and capital expenditures. The CODM uses this information to make budgeting and forecasting decisions, including hiring and compensation of certain employees, and allocating financial or capital resources.
The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of the years ended December 31, 2024 and 2023, long-lived assets located outside the United States, primarily located in Malaysia and China, were $5.1 million and $8.7 million.
The Platform segment derives revenue primarily from monthly and annual subscription fees, purchases of digital content, and a minimal amount of the revenue allocated to unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services. For the years ended December 31, 2024, 2023 and 2022, upfront digital content revenue comprised approximately 1% of Platform revenue. The remaining Platform revenue consists of ratably recognized subscription revenue and revenue related to unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services, which are recognized over the determined service period.

The Products segment derives revenue primarily from the sale of its connected machine hardware, and sale of craft, DIY, home décor products and extensions. There are no internal revenue transactions between the Company’s segments.
Key financial performance measures of the segments including revenue, cost of revenue and gross profit are as follows:

	Year Ended December 31,
	2024	2023	2022
(in thousands)
Platform:
Revenue	$312,976	$309,012	$278,646
Cost of revenue	37,288	32,804	26,676
Gross profit	$275,688	$276,208	$251,970

Products:
Revenue	$399,562	$456,135	$607,650
Cost of revenue	322,462	389,050	509,727
Gross profit	$77,100	$67,085	$97,923

Consolidated:
Revenue	$712,538	$765,147	$886,296
Cost of revenue	359,750	421,854	536,403
Gross profit	$352,788	$343,293	$349,893
A reconciliation of our total segment and consolidated gross profit to our income before provision for income taxes is presented in our consolidated statements of operations and comprehensive income.
19.Subsequent Events
On January 21, 2025, the Company paid a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock to shareholders of record as of January 7, 2025. $21.3 million was paid in cash and $2.9 million was satisfied in the form of dividend equivalents to RSU or PRSU holders.
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
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that its internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Our independent registered public accounting firm, BDO USA, P.C., has issued an audit report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2024, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2024, which were identified in connection with management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

As disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, as filed with the SEC on November 6, 2024, Ashish Arora, our Chief Executive Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement on August 19, 2024. As of the date hereof, Mr. Arora has sold 626,250 shares of our Class A common stock pursuant to the trading arrangement. To clarify the previously disclosed description of the trading arrangement, such trading arrangement also permits the sale of up to 1,034,435 shares of our Class A common stock, which will be reduced by approximately 514,000 shares of Class A common stock to be withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. Accordingly, up to an aggregate of 1,924,185 shares of Class A common stock may be sold from time to time pursuant to the trading arrangement following the date hereof. The trading arrangement has not been amended, and will continue in effect until October 17, 2025, or earlier if all transactions under the trading arrangement are completed.
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
EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant		10-Q	001-40257	3.1	May 13, 2021
3.2	Amended and Restated Bylaws of the registrant		10-Q	001-40257	3.1	May 13, 2021
4.1	Description of Capital Stock		10-K	001-40257	4.1	March 9, 2022
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers		S-1/A	333-253134	10.1+	March 16, 2021
10.2+	Amended and Restated Outside Director Compensation Policy		10-Q	001-40257	10.1+	August 6, 2024
10.3+	Form of Incentive Unit Award		S-1/A	333-253134	10.3+	March 16, 2021
10.4+	Form of Zero Strike Incentive Unit Award Agreement.		S-1/A	333-253134	10.4+	March 16, 2021
10.5+	Form of Incentive Unit Subscription Agreement.		S-1/A	333-253134	10.5+	March 16, 2021
10.7+	Form of Announcement of Bonus Award and Bonus Award Agreement.		S-1/A	333-253134	10.7+	March 16, 2021
10.9+	Cricut, Inc. 2021 Equity Incentive Plan and related form agreements.		S-1/A	333-253134	10.9+	March 16, 2021
10.10+	Executive Employment Agreement between the registrant and Ashish Arora, dated as of March 14, 2021.		S-1/A	333-253134	10.10+	March 16, 2021
10.12+	Confirmatory Employment Letter between the registrant and Donald B. Olsen, dated as of March 13, 2021.		S-1/A	333-253134	10.12+	March 16, 2021
10.13+	Confirmatory Employment Letter between the registrant and Kimball Shill dated as of April 4, 2022		10-Q	001-40257	10.1+	May 11, 2022
10.15	Office Lease, dated as of November 20, 2014, between the registrant and Riverpark Five, LLC.		S-1/A	333-253134	10.14	March 16, 2021
10.16	First Amendment to Office Lease, dated as of January 6, 2017, between the registrant and Riverpark Five, LLC.		S-1/A	333-253134	10.15	March 16, 2021
10.17	Second Amendment to Office Lease, dated as of January 18, 2018, between the registrant and Riverpark Five, LLC.		S-1/A	333-253134	10.16	March 16, 2021
10.18	Amended and Restated Third Amendment to Office Lease, dated as of March 16, 2018, between the registrant and Riverpark Five, LLC.		S-1/A	333-253134	10.17	March 16, 2021
10.19	Fourth Amendment to Office Lease, dated as of December 13, 2021, between the registrant and Riverpark Five, LLC.		10-K	001-40257	10.18	March 9, 2022

10.20	Credit Agreement, dated August 4, 2022, by and among the Company, JPMorgan Chase Bank, N.A, as Administrative Agent, and other lenders party thereto.		10-Q	001-40257	10.1*	August 10, 2022
10.21	Fifth Amendment to Office Lease, dated December 16, 2024, between the registrant and Riverpark Five, LLC.	X
10.22+	Cricut, Inc. 2021 Employee Stock Purchase Plan and related form agreements.		S-1/A	333-253134	10.20+	March 16, 2021
10.23+	Executive Incentive Compensation Plan.		S-1/A	333-253134	10.21+	March 16, 2021
10.24+	Form of Option Agreement.		S-1/A	333-253134	10.22+	March 16, 2021
10.25+	Executive Change in Control and Severance Plan.		S-1/A	333-253134	10.23+	March 16, 2021
19.1	Cricut, Inc. Insider Trading Policy	X
21.1	List of subsidiaries of the registrant.		S-1/A	333-253134	21.1	March 16, 2021
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm, as to the registrant.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1	Executive Compensation Recovery Policy		10-K	001-40257	97.1	March 5, 2024
101 SCH	XBRL Taxonomy Extension Schema Document.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Taxonomy Extension Definition Linkbase Document.
101 LAB	XBRL Taxonomy Extension Label Linkbase Document.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Cricut, Inc.

Date:	March 4, 2025	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer and Director
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

Date:	March 4, 2025	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 4, 2025	By:		/s/ Kimball Shill
			Name:	Kimball Shill
			Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	March 4, 2025	By:		/s/ Ryan Harmer
			Name:	Ryan Harmer
			Title:	SVP of Accounting, Corporate Controller
(Principal Accounting Officer)

Date:	March 4, 2025	By:		/s/ Len Blackwell
			Name:	Len Blackwell
			Title:	Director

Date:	March 4, 2025	By:		/s/ Steven Blasnik
			Name:	Steven Blasnik
			Title:	Director

Date:	March 4, 2025	By:		/s/ Russell Freeman
			Name:	Russell Freeman
			Title:	Director

Date:	March 4, 2025	By:		/s/ Jason Makler
			Name:	Jason Makler
			Title:	Director and Chair of the Board of Directors

Date:	March 4, 2025	By:		/s/ Melissa Reiff
			Name:	Melissa Reiff
			Title:	Director

Date:	March 4, 2025	By:		/s/ Billie Williamson
			Name:	Billie Williamson
			Title:	Director

Date:	March 4, 2025	By:		/s/ Heidi Zak
			Name:	Heidi Zak
			Title:	Director