Form 10-Q
period 2025-03-31
Cricut, Inc.
filed 2025-05-07
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2025, the registrant had 51,646,042 shares of Class A Common Stock, and 160,132,507 shares of Class B Common Stock, outstanding.

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
•risks related to general socio-economic and political conditions, consumer confidence, as well as current macro-economic factors, including post-COVID-19 factors and the impact of heightened, new, or proposed tariffs; and
•the other factors identified under, or incorporated by reference in, the section titled “Risk Factors” appearing elsewhere in this Quarterly Report on Form 10-Q.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Cricut, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share)

	As of March 31, 2025	As of December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$252,141	$232,140
Marketable securities	104,527	104,774
Accounts receivable, net	72,325	101,980
Inventories	114,397	115,255
Prepaid expenses and other current assets	17,844	26,065
Total current assets	561,234	580,214
Property and equipment, net	36,804	37,546
Operating lease right-of-use asset	13,427	13,958
Deferred tax assets	44,006	39,186
Other assets	26,183	22,131
Total assets	$681,654	$693,035
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,269	$53,373
Accrued expenses and other current liabilities	57,793	76,274
Deferred revenue, current portion	51,056	45,427
Operating lease liabilities, current portion	3,815	3,899
Dividends payable, current portion	32	24,401
Total current liabilities	170,965	203,374
Operating lease liabilities, net of current portion	10,692	11,310
Deferred revenue, net of current portion	2,717	2,826
Other non-current liabilities	7,106	8,764
Total liabilities	191,480	226,274
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024.	—	—
Common stock, par value $0.001 per share, 1,250,000,000 shares authorized as of March 31, 2025, 211,775,572 shares issued and outstanding as of March 31, 2025; 1,250,000,000 shares authorized as of December 31, 2024, 213,295,922 shares issued and outstanding as of December 31, 2024.	212	213
Additional paid-in capital	463,754	466,554
Retained earnings	25,997	—
Accumulated other comprehensive income (loss)	211	(6)
Total stockholders’ equity	490,174	466,761
Total liabilities and stockholders’ equity	$681,654	$693,035

See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue:
Platform	$79,986	$78,286
Products	82,648	89,106
Total revenue	162,634	167,392
Cost of revenue:
Platform	8,668	8,759
Products	55,618	67,039
Total cost of revenue	64,286	75,798
Gross profit	98,348	91,594
Operating expenses:
Research and development	15,657	14,853
Sales and marketing	36,685	33,030
General and administrative	16,665	18,506
Total operating expenses	69,007	66,389
Income from operations	29,341	25,205
Other income (expense):
Interest income	3,357	2,418
Interest expense	(79)	(81)
Other income	2	748
Total other income, net	3,280	3,085
Income before provision for income taxes	32,621	28,290
Provision for income taxes	8,707	8,643
Net income	$23,914	$19,647
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable securities, net of tax	$115	$(288)
Change in foreign currency translation adjustment, net of tax	102	(88)
Comprehensive income	$24,131	$19,271
Earnings per share, basic	$0.11	$0.09
Earnings per share, diluted	$0.11	$0.09
Weighted-average common shares outstanding, basic	212,445,961	215,549,467
Weighted-average common shares outstanding, diluted	213,839,020	216,865,052
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	213,295,922	$213	$466,554	$—	$(6)	$466,761
Net income	—	—	—	23,914	—	23,914
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	606,114	1	(2,659)	—	—	(2,658)
Repurchase of common stock	(2,126,464)	(2)	(11,998)	—	—	(12,000)
Dividends and dividend equivalents issued	—	—	806	2,083	—	2,889
Stock-based compensation	—	—	11,051	—	—	11,051
Other comprehensive income	—	—	—	—	217	217
Balance as of March 31, 2025	211,775,572	$212	$463,754	$25,997	$211	$490,174

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	217,915,713	$218	$505,864	$28,514	$277	$534,873
Net income	—	—	—	19,647	—	19,647
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	548,344	1	(2,324)	—	—	(2,323)
Forfeiture of unvested common stock and dividend equivalents	(64,001)	—	73	—	—	73
Repurchase of common stock	(1,697,272)	(2)	(10,793)	—	—	(10,795)
Stock-based compensation	—	—	11,473	—	—	11,473
Other comprehensive loss	—	—	—	—	(376)	(376)
Balance as of March 31, 2024	216,702,784	$217	$504,293	$48,161	$(99)	$552,572
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$23,914	$19,647
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	6,105	7,496
Bad debt expense (benefit)	(1,903)	992
Stock-based compensation	10,450	10,757
Deferred income tax	(4,798)	(4,140)
Non-cash lease expense	904	1,272
Unrealized foreign currency (gain) loss	(634)	605
Provision for inventory obsolescence, net	(4,868)	563
Other	6	(739)
Changes in operating assets and liabilities:
Accounts receivable	32,213	32,011
Inventories	4,877	20,849
Prepaid expenses and other current assets	8,662	8,497
Other assets	(3,125)	259
Accounts payable	4,895	(31,096)
Accrued expenses, other current liabilities and other non-current liabilities	(19,979)	(12,280)
Operating lease liabilities	(1,074)	(1,403)
Deferred revenue	5,521	3,398
Net cash and cash equivalents provided by operating activities	61,166	56,688
Cash flows from investing activities:
Purchases of marketable securities	—	(25,442)
Proceeds from maturities of marketable securities	—	25,440
Purchases of property and equipment, including capitalized software development costs	(4,892)	(5,117)
Net cash and cash equivalents used in investing activities	(4,892)	(5,119)
Cash flows from financing activities:
Repurchases of common stock	(12,000)	(10,795)
Employee tax withholding payments on stock-based awards	(2,924)	(2,408)
Cash dividend	(21,493)	(1,439)
Net cash and cash equivalents used in financing activities	(36,417)	(14,642)
Effect of exchange rate on changes in cash and cash equivalents	144	(122)
Net increase in cash and cash equivalents	20,001	36,805
Cash and cash equivalents at beginning of period	232,140	142,187
Cash and cash equivalents at end of period	$252,141	$178,992
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$279	$151
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$371	$—
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$2,019	$1,786
Tax withholdings on stock-based awards included in accrued expenses and other current liabilities	$185	$367
Stock-based compensation capitalized for software development costs	$423	$330
Dividends declared but unpaid	$32	$831
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
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”). However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.
The condensed consolidated financial statements include the accounts of Cricut, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements as of that date but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows and the changes in equity for the interim periods. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending December 31, 2025, or any other period.
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires entities to disaggregate operating expenses into specific categories such as employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the statement of operations. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently evaluating the impact of this standard on the consolidated financial statements and related disclosures.

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
2.Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. For revenue recognition, examples of estimates and judgments include: determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price of performance obligations, and estimating variable consideration such as customer rebates and product returns. Other estimates include the warranty reserve, allowance for credit losses, inventory reserve, intangible assets and other long-lived assets valuation, legal contingencies, stock-based compensation, income taxes, deferred tax assets valuation and developed software, among others. These estimates and assumptions are based on the Company’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including any effects of the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from these estimates.
Fair Value Measurement
The Company measures at fair value certain of its financial and non-financial assets and liabilities by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.
Money market funds are highly liquid investments and are actively traded. The pricing information for these assets is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. Marketable securities which include U.S. Treasury securities are valued using observable inputs from similar assets, or from observable data in markets that are not active; these assets are classified as Level 2 of the fair value hierarchy. There were no liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.
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

As of March 31, 2025, December 31, 2024, and January 1, 2024, the Company had net accounts receivable balances of $72.3 million, $102.0 million and $111.2 million, respectively. As of March 31, 2025, and December 31, 2024, the Company had an allowance for credit losses against accounts receivable of $1.3 million and $2.6 million, respectively.
3.Revenue and Deferred Revenue
Deferred revenue relates to performance obligations for which payments have been received from the customer prior to revenue recognition. Deferred revenue primarily consists of deferred subscription-based services. Deferred revenue also includes amounts allocated from the sale of a connected machine to the unspecified upgrades and enhancements and the Company’s cloud-based services. Contract costs consist of amounts paid to obtain contracts with customers in connection with sales of subscriptions through third-party apps. Contract costs are amortized over the subscription term. As of March 31, 2025 and December 31, 2024 the Company had $1.5 million and $1.2 million recorded for capitalized contract costs, respectively.
The following table summarizes the changes in the deferred revenue balance for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
(in thousands)
Deferred revenue, beginning of period	$48,253	$43,235
Recognition of revenue included in beginning of period deferred revenue	(24,890)	(23,479)
Revenue deferred, net of revenue recognized on contracts in the respective period	30,410	26,877
Deferred revenue, end of period	$53,773	$46,633
As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the deferred revenue balance.
The Company expects the following recognition of deferred revenue as of March 31, 2025:

	Year Ended December 31,
	2025 (remainder of year)	2026	2027	2028	Total
(in thousands)
Revenue expected to be recognized	$47,896	$4,819	$1,021	$37	$53,773
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 15, Segment Information.
Revenue recognized during the three months ended March 31, 2025 related to performance obligations satisfied or partially satisfied was $4.6 million.
The following table presents the total revenue by geography based on the ship-to address for the periods indicated:

	Three Months Ended March 31,
	2025	2024
(in thousands)
North America*	$127,569	$134,835
International	35,065	32,557
Total revenue	$162,634	$167,392
*North America revenue consists of revenues from the United States and Canada.

The following table presents the total revenue by source for the periods indicated:

	Three Months Ended March 31,
	2025	2024
(in thousands)
Platform	$79,986	$78,286
Connected machines	38,461	36,948
Accessories and materials	44,187	52,158
Total revenue	$162,634	$167,392
4.Cash, Cash Equivalents, and Financial Instruments
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Adjusted Cost	Total Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$126,787	$—	$126,787	$126,787	$—
Level 1:
Money market funds	125,354	—	125,354	125,354	—
Level 2:
U.S. treasury securities	104,013	514	104,527	—	104,527
Total	$356,154	$514	$356,668	$252,141	$104,527

	As of December 31, 2024
	Adjusted Cost	Total Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$161,248	$—	$161,248	$161,248	$—
Level 1:
Money market funds	70,892	—	70,892	70,892	—
Level 2:
U.S. treasury securities	104,413	361	104,774	—	104,774
Total	$336,553	$361	$336,914	$232,140	$104,774
Marketable securities held as of March 31, 2025 generally mature over the next 24 months. As of March 31, 2025 and December 31, 2024 all securities were in an unrealized gain position. The Company determined that an allowance for credit losses was unnecessary for the periods presented.

5.Inventories
Inventories are comprised of the following:

	As of March 31, 2025	As of December 31, 2024
(in thousands)
Raw materials	$36,894	$38,652
Finished goods	141,691	144,630
Total inventories	178,585	183,282
Less: reserves	(44,147)	(49,015)
Total inventories, net	$134,438	$134,267
Inventories current	$114,397	$115,255
Inventories non-current (included in Other assets)	$20,041	$19,012
The Company’s recorded inventory reserves as of March 31, 2025 consisted of $2.4 million related to excess connected machine inventory, $34.1 million related to excess accessories and materials inventory, and $7.6 million related to raw material components. Amounts charged to the reserve account are recorded primarily in cost of revenues.
6.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of March 31, 2025	As of December 31, 2024
(in thousands)
Customer rebates	$28,635	$38,756
Other accrued liabilities and other current liabilities	29,158	37,518
Total accrued expenses	$57,793	$76,274
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
As of March 31, 2025, and December 31, 2024 total unamortized debt issuance costs were $0.8 million and $0.8 million, respectively.
The Credit Agreement is collateralized by substantially all of the Company’s assets and contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for loans of this nature. In particular, the Credit Agreement will not permit the leverage ratio to be greater than 3.0 to 1.0, measured on the last day of any fiscal quarter. In addition, the Credit Agreement will not permit the interest coverage ratio to be less than 3.0 to 1.0, for any period of four consecutive quarters, measured on the last day of any fiscal quarter. Management has determined that the Company was in compliance with all financial and non-financial debt covenants as of March 31, 2025. As of March 31, 2025 and December 31, 2024, no amounts were outstanding under the Credit Agreement and available borrowings were $300.0 million.

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

The estimated effective tax rate was 26.7% and 30.6% for the three months ended March 31, 2025 and 2024. The Company’s provision for income taxes was $8.7 million for the three months ended March 31, 2025, and $8.6 million for the three months ended March 31, 2024. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the three months ended March 31, 2025, primarily due to an increase in stock based compensation difference attributable to the decrease in stock price upon vesting versus the stock price at the grant date.
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
9.Capital Structure
As of March 31, 2025, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001 per share, and 1,250,000,000 shares of common stock, par value $0.001 per share, which was divided between two series: Class A common stock and Class B common stock. As of March 31, 2025, the Company had 1,000,000,000 shares of Class A common stock and 250,000,000 shares of Class B common stock authorized and 51,628,985 shares of Class A common stock and 160,146,587 shares of Class B common stock issued and outstanding. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock. During the three months ended March 31, 2025 and 2024, 703,636 and 1,027,258 shares of Class B common stock were converted to Class A common stock, respectively.
Stock Repurchase Program
On July 19, 2022, the Company’s Board of Directors approved a common stock repurchase program to purchase shares of its outstanding Class A common stock up to an aggregate transactional value of $50 million. As the original amount was completed, on May 6, 2024 the Company’s Board of Directors approved an additional $50 million for the common stock repurchase program to purchase shares of its outstanding Class A common stock depending on the Company’s continuing analysis of market, financial, and other factors. The common stock repurchase program may be suspended or discontinued at any time and does not have a predetermined expiration date.
During the three months ended March 31, 2025, the Company repurchased and retired 2,126,464 shares of its Class A common stock for $12.0 million.
Dividends
On November 1, 2024, the Company declared a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on January 21, 2025 to shareholders of record as of January 7, 2025. As part of the dividends, and pursuant to the underlying award agreements, holders of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) received a dividend equivalent of $0.10 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $24.2 million was to be satisfied in cash of $21.3 million payable to holders of Class A and Class B common stock with the remaining $2.9 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures.

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
During the three months ended March 31, 2025, an aggregate of $21.5 million was paid in cash, and $2.9 million was satisfied in the form of dividend equivalents to RSU or PRSU holders. During the three months ended March 31, 2024, $1.4 million was paid in cash.
Dividends payable includes dividends declared but not yet paid and prior dividends on unvested shares of Class A common stock payable upon future vesting.
10.Stock-Based Compensation
Stock-Based Compensation Cost
The following table shows the stock-based compensation cost by award type for the periods indicated:

	Three Months Ended March 31,
	2025	2024
(in thousands)
Equity classified awards
Restricted stock units	$10,788	$9,798
Stock options	—	437
Class B common stock	263	1,238
Liability-classified awards	2	7
Total stock-based compensation	$11,053	$11,480
The following table sets forth the total stock-based compensation cost included in the Company’s condensed consolidated statements of operations and comprehensive income or capitalized to assets for the periods indicated:

	Three Months Ended March 31,
	2025	2024
(in thousands)
Cost of revenue
Platform	$267	$237
Products	6	186
Total cost of revenue	273	423
Research and development	3,437	3,713
Sales and marketing	3,114	2,936
General and administrative	3,626	3,685
Total stock-based compensation expense	$10,450	$10,757
Capitalized for software development costs	423	330
Capitalized to inventories	180	393
Total stock-based compensation	$11,053	$11,480
As of March 31, 2025, there was $76.7 million of unrecognized stock-based compensation cost related to service-based awards, which is expected to be recognized over a weighted-average period of 2.7 years. The total unrecognized compensation expense related to unvested PRSUs that are not probable of vesting was $200.1 million as of March 31, 2025.

2021 Equity Incentive Plan
In March 2021, the Company’s 2021 Equity Incentive Plan became effective. The 2021 Equity Incentive Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. As of March 31, 2025, 49,926,182 shares of Class A common stock were reserved for issuance under this plan including shares reserved for previously granted awards discussed below as well as shares reserved for issuance of future awards under the plan.
A summary of the Company’s service-based RSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2024	11,251,503	$9.86
Granted	4,127,500	$5.24
Dividend equivalent grants	194,658	—
Vested	(1,059,881)	$10.82
Forfeited / cancelled	(142,507)	$11.89
Outstanding at March 31, 2025	14,371,273	$8.45
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
A summary of the Company’s PRSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of PRSUs (a)	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2024	17,485,433	$13.12
Dividend equivalent grants	302,525	$—
Forfeited / cancelled	(133,849)	$14.98
Outstanding at March 31, 2025	17,654,109	$13.10
a.Represents the maximum number of PRSUs assuming all performance targets are achieved.
The expense recognized each period for the PRSUs is primarily dependent upon the Company’s estimate of the probability of achieving the performance targets during the performance period. At March 31, 2025, the Company determined it was not probable any performance conditions would be achieved so no stock-based compensation was recorded for these PRSUs during the three months ended March 31, 2025.

Options under the 2021 Equity Incentive Plan have a contractual term of 10 years. The exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of the shares on the date of grant.
A summary of the Company’s stock option activity under the 2021 Equity Incentive Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2024	2,750,078	$18.25	2.2	$—
Forfeited / cancelled	(7,594)	$18.25
Outstanding and expected to vest at March 31, 2025	2,742,484	$18.25	1.9	$—
Vested and exercisable at March 31, 2025	2,742,484	$18.25	1.9	$—
During the three months ended March 31, 2025 and 2024, no options were granted.
Certain employees received restricted stock unit equivalents (“RSU equivalents”) which upon vesting are settled for a cash payment equal to the difference between the Company’s stock price on the vesting date less the base price specified at the time of the grant. Due to the cash settlement feature, these awards are liability classified awards and require initial and subsequent measurement at fair value. As of March 31, 2025 and December 31, 2024, the total recognized liability for the unvested awards was not material and the number of awards was not material.
Unvested Class B Common Stock
The Company’s unvested Class B common stock resulted from the corporate reorganization in March 2021 and is not part of the 2021 Equity Incentive Plan. Dividends declared on unvested Class B common stock are subject to vesting and forfeited if the underlying stock does not vest. Activity related to Class B common stock subject to future vesting for the three months ended March 31, 2025 is as follows:

	Number of Unvested Shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2024	113,578	$20.00
Vested	(97,170)	$20.00
Outstanding at March 31, 2025	16,408	$20.00
Options to Purchase Class B Common Stock
The Company’s options to purchase Class B common stock resulted from the corporate reorganization in March 2021 and are not part of the 2021 Equity Incentive Plan. A summary of the Company stock option activity for the options to purchase shares of Class B common stock is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2024	197,425	$7.29	0.9	$—
Forfeited / cancelled	(8,000)	$7.29
Outstanding at March 31, 2025	189,425	$7.29	0.7	$—
Vested and exercisable at March 31, 2025	189,425	$7.29	0.7	$—

2021 Employee Stock Purchase Plan
In March 2021, the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”) became effective. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of March 31, 2025, 10,602,602 shares of our Class A common stock were available for sale under the 2021 ESPP.
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
The Company has determined its leases should be classified as operating leases. Variable lease costs are comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and are classified as lease cost due to the Company's election to not separate lease and non-lease components. The Company incurred operating lease costs of $1.1 million for the three months ended March 31, 2025, and $1.3 million for the three months ended March 31, 2024. The Company also incurred variable lease costs of $0.1 million for the three months ended March 31, 2025, and $0.2 million for the three months ended March 31, 2024.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.2 million for the three months ended March 31, 2025 and $1.5 million for the three months ended March 31, 2024. These amounts were included in net cash provided by operating activities in the Company's consolidated statements of cash flows.
As of March 31, 2025, the maturities of the Company's operating lease liabilities were as follows:

Operating Leases
Year Ended December 31,	(in thousands)
2025 (remainder of the year)	$3,408
2026	4,125
2027	2,869
2028	4,023
2029	1,693
Total lease payments	$16,118
Less: imputed interest	$(1,611)
Present value of operating lease liabilities	$14,507
Operating lease liabilities, current	$3,815
Operating lease liabilities, non-current	$10,692
The weighted average remaining operating lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	As of March 31, 2025	As of December 31, 2024
Weighted-average remaining lease term of operating leases	4.0 years	4.2 years
Weighted-average discount rate of operating leases	5.4%	5.3%
13.Employee Benefit Plan
The Company sponsors a 401(k) plan for the benefit of its employees who have attained at least 18 years of age. The Company matches 50% of the first 12% of an employee’s salary contributed to the plan on the first day of the month following their hire date. The Company contributed $0.9 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively.
14.Net Income Per Share
The computation of net income per share is as follows:

	Three Months Ended March 31,
	2025	2024
(in thousands, except share and per share amounts)
Basic earnings per share:
Net income	$23,914	$19,647
Shares used in computation:
Weighted-average common shares outstanding, basic	212,445,961	215,549,467
Earnings per share, basic	$0.11	$0.09

Diluted earnings per share:
Net income	$23,914	$19,647
Shares used in computation:
Weighted-average common shares outstanding, basic	212,445,961	215,549,467
Weighted-average effect of potentially dilutive securities:
Unvested common stock subject to forfeiture	37,573	794,502
Restricted stock units	1,355,486	521,083
Diluted weighted-average common shares outstanding	213,839,020	216,865,052
Diluted earnings per share	$0.11	$0.09
The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024

Employee stock options	2,931,909	3,248,445
Restricted stock units	4,243,796	7,396,613
Unvested Class B common stock subject to forfeiture	16,408	246,083
15.Segment Information
The Company organizes its business into the following two reportable segments: Platform and Products. The chief operating decision makers (“CODM”) review revenue and gross profit for each of the reportable segments. The CODM consists of the Company’s chief executive officer and chief financial officer. Gross profit is defined as revenue less cost of revenue incurred by the segment. The Company considered the provisions of ASC 280-10-50 as it relates to the information provided to and used by the CODM for evaluating performance and allocating resources to operating segments.

The Platform segment derives revenue primarily from monthly and annual subscription fees, purchases of digital content, and a minimal amount of the revenue allocated to unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services. For the three months ended March 31, 2025, upfront digital content revenue comprised 1% of Platform revenue. The remaining Platform revenue consists of ratably recognized subscription revenue and revenue related to unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services, which are recognized over the determined service period.
The Products segment derives revenue primarily from the sale of its connected machine hardware, and sale of craft, DIY, home décor products and extensions. There are no internal revenue transactions between the Company’s segments.
The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of March 31, 2025, long-lived assets located outside the United States, primarily located in Malaysia and China, were $4.8 million.
Key financial performance measures of the segments including revenue, cost of revenue and gross profit are as follows:

	Three Months Ended March 31,
	2025	2024
(in thousands)
Platform:
Revenue	$79,986	$78,286
Cost of revenue	8,668	8,759
Gross profit	$71,318	$69,527

Products:
Revenue	$82,648	$89,106
Cost of revenue	55,618	67,039
Gross profit	$27,030	$22,067

Consolidated:
Revenue	$162,634	$167,392
Cost of revenue	64,286	75,798
Gross profit	$98,348	$91,594
A reconciliation of our total segment and consolidated gross profit to our income before provision for income taxes is presented in our condensed consolidated statements of operations and comprehensive income.
16.Subsequent Events
On May 2, 2025, the Board of Directors approved a special dividend of $0.75 per share and a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock payable on July 21, 2025 to shareholders of record as of July 7, 2025. In addition, the Board of Directors also approved replenishing our stock repurchase program up to an aggregate of $50 million of the Company’s Class A common stock.
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
Overview of Our Business and History
At Cricut, our mission is to help people lead creative lives. We have designed and built a creativity platform that enables our engaged and loyal community of 5.9 million Active Users to turn ideas into professional-looking handmade goods. We define “Active User” as a registered user of at least one registered connected machine who has utilized their connected machine to create a project in the last 365 days. With our highly versatile Design Space Platform and our products, including our connected machines and accessories and materials, our users create everything from personalized birthday cards, mugs and T-shirts, to large-scale interior decorations. Our users’ journeys typically begin with the purchase of a connected machine. We currently sell a portfolio of connected machines that cut, write, score and create other decorative effects using a wide variety of materials including paper, adhesive vinyl, iron-on vinyl, pens, and more. Our connected machines are designed for a wide range of uses and are available at a variety of price points (MSRP by machine family as of March 31, 2025):
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
As of March 31, 2025, we had nearly 3.0 million Paid Subscribers to Cricut Access and Cricut Access Premium.
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
Historically, we have experienced the highest revenue levels in the fourth quarter of the year, coinciding with the holiday shopping season in the United States. For example, in 2022, 2023 and 2024, our fourth quarter represented 32%, 30% and 29% of total revenue for the year, respectively. Our promotional discounting activity is higher in the fourth quarter as well, which negatively impacts gross margin during this period. For example, gross margin in the fourth quarter of 2024 was 45%, compared to gross margin of 50% for all of 2024. Additionally, sales of accessories and materials typically rise and fall with seasonal holiday crafting periods. As we continue to grow internationally, we expect we may experience seasonality in additional markets, which may differ from the seasonality experienced in the United States. The current global macroeconomic environment, including regulatory and economic uncertainty, adverse impacts from factors such as trade wars, heightened, scheduled or threatened tariffs, or by retaliatory trade measures taken by China or other countries, may impact our business and international expansion.
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

	As of March 31,
	2025	2024
Active Users (in thousands)	5,926	5,952
90-Day Engaged Users (in thousands)	3,372	3,527
Paid Subscribers (in thousands)	2,974	2,797

	As of March 31,
	2025	2024
Platform ARPU	$53.10	$52.26
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
Components of our Results of Operations
We operate and manage our business in two reportable segments: Platform and Products. We identify our reportable segments based on the information used by management to monitor performance and make operating decisions. See Note 15 to our unaudited consolidated financial statements included elsewhere in this filing for additional information regarding our reportable segments.
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
Products
We generate Products revenue from sales of connected machines and ancillary products, net of sales discounts, rebates and returns, and includes amounts allocated to the material right for discounts on materials and accessories available only to Paid Subscribers. Our connected machines portfolio consists of machines in four product families: Cricut Maker, which includes Maker, Maker 3, and Maker 4; Cricut Explore, which includes Explore Air 2, Explore 3, and Explore 4; Cricut Joy, which includes Joy and Joy Xtra; and Cricut Venture. Our ancillary products include Cricut EasyPress, Cricut MugPress, hand tools, machine replacement tools and blades, and project materials such as adhesive vinyl and iron-on vinyl. Products revenue is recognized at the point in time when control is transferred, which is either upon shipment or delivery to the customer in accordance with the terms of each customer contract.
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
Products
Cost of revenue related to Products consists of product costs, including costs of components, cost of contract manufacturers for production, inspecting and packaging, shipping, receiving, handling, warehousing and fulfillment, duties and other applicable importing costs, warranty replacement, excess and obsolete inventory write-downs, tooling and equipment depreciation and royalties. We expect our cost of revenue related to Products as a percentage of revenue to fluctuate in the near term as we continue selling through end of life machines, address global supply chain challenges and continue to invest in the growth of our business and to decrease over the long term as we drive greater scale and efficiency in our business.

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
The following table is presented in thousands:

	Three Months Ended March 31,
	2025	2024
(in thousands)
Revenue:
Platform	$79,986	$78,286
Products	82,648	89,106
Total revenue	162,634	167,392
Cost of revenue:
Platform(1)	8,668	8,759
Products(1)	55,618	67,039
Total cost of revenue	64,286	75,798
Gross profit	98,348	91,594
Operating expenses:
Research and development(1)	15,657	14,853
Sales and marketing(1)	36,685	33,030
General and administrative(1)	16,665	18,506
Total operating expenses	69,007	66,389
Income from operations	29,341	25,205
Other income, net	3,280	3,085
Income before provision for income taxes	32,621	28,290
Provision for income taxes	8,707	8,643
Net income	$23,914	$19,647

(1)    Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
(in thousands)
Cost of revenue
Platform	$267	$237
Products	6	186
Total cost of revenue	273	423
Research and development	3,437	3,713
Sales and marketing	3,114	2,936
General and administrative	3,626	3,685
Total stock-based compensation expense	$10,450	$10,757

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%
(dollars in thousands)
Revenue:
Platform	$79,986	$78,286	$1,700	2%
Products	82,648	89,106	(6,458)	(7)%
Total revenue	$162,634	$167,392	$(4,758)	(3)%

Three Months Ended March 31, 2025 and 2024
Platform revenue increased by $1.7 million, or 2%, to $80.0 million for the three months ended March 31, 2025, from $78.3 million for the three months ended March 31, 2024. The increase was driven by an increase in paid subscribers from nearly 2.8 million as of March 31, 2024 to nearly 3.0 million as of March 31, 2025.
Products revenue decreased by $6.5 million, or 7%, to $82.6 million for the three months ended March 31, 2025 from $89.1 million for the three months ended March 31, 2024. The decrease was primarily driven by fewer units of accessories and materials sold and increased promotional activity compared to the prior year.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2025	2024	$	%
(dollars in thousands)
Cost of Revenue:
Platform	$8,668	$8,759	$(91)	(1)%
Products	55,618	67,039	(11,421)	(17)%
Total cost revenue	$64,286	$75,798	$(11,512)	(15)%
Gross Profit:
Platform	71,318	69,527	1,791	3%
Products	27,030	22,067	4,963	22%
Total gross profit	$98,348	$91,594	$6,754	7%
Gross Margin
Platform	89%	89%
Products	33%	25%
Three Months Ended March 31, 2025 and 2024
Platform cost of revenue decreased by $0.1 million, or 1%, to $8.7 million for the three months ended March 31, 2025, from $8.8 million for the three months ended March 31, 2024. The decrease was primarily driven by decreases in the amortization of capitalized software development costs and external digital content costs.
Gross margin for Platform was 89% for the three months ended March 31, 2025, and 89% for the three months ended March 31, 2024. Equivalent platform margin compared to prior year is driven by lower amortization of capitalized software development costs partially offset by increased platform hosting fees.
Products cost of revenue decreased by $11.4 million, or 17%, to $55.6 million for the three months ended March 31, 2025, from $67.0 million for the three months ended March 31, 2024. The decrease was primarily driven by a reduction in net inventory impairment charges, fewer units of accessories and materials sold, and lower warehousing and operations costs compared to the prior year.
Gross margin for Products was 33% for the three months ended March 31, 2025 and 25% for the three months ended March 31, 2024. The increase was primarily driven by a reduction in net inventory impairment charges compared to prior year, partially offset by increased promotional activity.
Operating Expenses
Research and Development

	Three Months Ended March 31,		Change
	2025	2024	$	%
(dollars in thousands)
Research and development	$15,657	$14,853	$804	5%
As a percentage of total revenue	10%	9%
Research and development expenses increased by $0.8 million, or 5%, to $15.7 million for the three months ended March 31, 2025 from $14.9 million for the three months ended March 31, 2024. The increase was primarily due to a $1.1 million increase in professional services expense and a $0.6 million increase in product development expense, partially offset by a decrease in personnel-related expense.
Sales and Marketing

	Three Months Ended March 31,		Change
	2025	2024	$	%
(dollars in thousands)
Sales and marketing	$36,685	$33,030	$3,655	11%
As a percentage of total revenue	23%	20%
Sales and marketing expenses increased by $3.7 million, or 11%, to $36.7 million for the three months ended March 31, 2025 from $33.0 million for the three months ended March 31, 2024. The increase was primarily driven by a $4.3 million increase in advertising and other marketing costs, partially offset by a decrease in personnel-related expense.
General and Administrative

	Three Months Ended March 31,		Change
	2025	2024	$	%
(dollars in thousands)
General and administrative	$16,665	$18,506	$(1,841)	(10)%
As a percentage of total revenue	10%	11%
General and administrative expenses decreased by $1.8 million, or 10%, to $16.7 million for the three months ended March 31, 2025 from $18.5 million for the three months ended March 31, 2024. The decrease was primarily driven by a $2.9 million net reversal of bad debt expense and a $0.7 million gain on foreign currency translation. This was partially offset by increases in professional services expense.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2025	2024	$	%
(dollars in thousands)
Other income (expense), net	$3,280	$3,085	$195	6%
Other income (expense), net increased by $0.2 million or 6% to $3.3 million for the three months ended March 31, 2025 from $3.1 million for the three months ended March 31, 2024. The increase was primarily driven by an increase in interest income.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2025	2024	$	%
(dollars in thousands)
Provision for income taxes	$8,707	$8,643	$64	1%
Provision for income taxes increased by $0.1 million, or 1%, to $8.7 million for the three months ended March 31, 2025 from $8.6 million for the three months ended March 31, 2024. The increase was primarily due to an increase in book income of $4.3 million.
Liquidity and Capital Resources
Our operations during the periods presented have been financed primarily through cash flow from operating activities. We believe our balances of cash and cash equivalents and marketable securities, which totaled $252.1 million and $104.5 million, respectively, as of March 31, 2025, along with forecasted cash expected to be generated by ongoing operations and $300.0 million in available borrowings and the option to increase the aggregate amount of our credit facility by up to an additional $150.0 million (see Note 7) will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Except for the recently announced special and semi-annual dividends and the new share repurchase program, our cash requirements have not changed materially since our Annual Report.
During the three months ended March 31, 2025, we paid a dividend of $21.5 million to holders of Class A and Class B common stock.
Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other growth initiatives, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions, including the impact of regulatory and economic uncertainty, as well as heightened, new, or proposed tariffs. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.
Cash Flows

	Three Months Ended March 31,
	2025	2024
(in thousands)
Net cash flows provided by operating activities	$61,166	$56,688
Net cash flows used in investing activities	(4,892)	(5,119)
Net cash flows used in financing activities	(36,417)	(14,642)

Operating Activities
The change in net cash flows from operating activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is due to a net increase in operating assets and liabilities of $32.0 million in 2025 compared to $20.2 million in 2024, and an increase in net income. These were partially offset by a reduction in non-cash adjustments of $5.3 million in 2025 compared to $16.8 million in 2024 due primarily to a reduction of the provision for inventory obsolescence and a benefit in bad debt expense.
Investing Activities
The change in net cash flows from investing activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due to a decrease in purchases of property and equipment, including capitalized software and development costs.
Financing Activities
The change in net cash flows from financing activities for the three months ended March 31, 2025 compared to three months ended March 31, 2024 was primarily due to dividend payments of $1.4 million in 2024 compared to the dividend payment in 2025 of $21.5 million.
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
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There have been no material changes to the Company’s market risk during the three months ended March 31, 2025.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not presently a party to any material pending legal proceedings. We are, from time to time, subject to legal proceedings and claims, as well as regulatory disputes, audits, government inquiries and other proceedings arising from the normal course of business activities, and an unfavorable resolution of any of these matters could materially affect our business, results of operations, financial condition or cash flows.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2024, filed on March 5, 2025, which are hereby incorporated by reference. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. Except as indicated below, we do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including our previously filed Form 10-K, as referenced above.
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
•international risks, including regulation, tariffs that have materially increased, and may continue to increase, our costs and the potential for further trade barriers;
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
One of the contract manufacturers that produces our connected machines is wholly-owned by a Chinese parent company, and many of the components that go into the manufacturing of our products, including our accessories and materials, are sourced from third-party suppliers in China. Our business therefore could be affected by social, political, regulatory or economic developments in China. For example, since 2018, the U.S. has imposed additional tariffs on many imports into the U.S. of Chinese-origin goods, including communications equipment products and components manufactured in and imported from China and China has also imposed tariffs on imports into China from the United States. (See also our risk factor “Recent and additional changes in U.S. taxes, tariffs, trade restrictions, or other trade policies affecting products produced in other countries, or similar recent or additional retaliatory changes by U.S. trading partners in response to these measures, could adversely affect our business.”) In addition, due to concerns with the security of products and services from certain telecommunications and video providers based in China, the U.S. government has enacted bans on the use of certain Chinese- and Russian-origin components, software, and systems either in items sold to the U.S. government or in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects). The U.S. government has already imposed, and it is possible that the U.S. government may in the future take additional measures to impose, (a) stricter export controls on items destined for China; (b) additional restrictions on the import of certain components, software, and/or systems from China; and (c) additional duties on shipments made from China. The likelihood of one or more of these actions occurring has materially increased in light of comments and actions of the new U.S. presidential administration, which has repeatedly communicated an intention to impose additional duties on imports from China (as well as on imports from other countries). Any of these actions could affect the profitability and/or stability of the manufacturing activities conducted by our key third-party manufacturing partners or introduce other risks to our business, including supply chain interruptions, substantially delayed or lost shipments, or increased expenses. In addition, the U.S. government may add additional parties to the Entity List, the List of Specialty Designated Nationals, or other restricted party lists, which could harm our business or increase the cost of conducting our operations in China, and/or result in retaliatory actions against U.S. interests. We also depend on semiconductors made in Taiwan, and a worsening of the geopolitical situation involving China and/or Taiwan could affect our ability to procure these semiconductors. Further, the U.S. government has introduced various regulatory changes to its export controls regime since 2022 that have significantly affected the semiconductor manufacturing and semiconductor manufacturing equipment industries. Continued deterioration in trade relations or adverse developments in political, social or economic conditions in or affecting China or future unforeseen problems, including health pandemics or regulatory changes, could affect deliveries of our products to our retail partners or users, possibly resulting in business interruptions, substantially delayed or lost sales, loss of inventory or increased expenses that cannot be passed on to brick-and-mortar and online retail partners or users, any of which could ultimately have a material adverse effect on our business and financial results. In such an eventuality, we could be forced to relocate certain of our manufacturing, either temporarily or permanently, to another potentially costlier location or find alternative potentially costlier methods of shipping our finished products to brick-and-mortar and online retail partners and users. If any of our China-based suppliers for any of our components are unable to supply the components that our manufacturers need to meet anticipated consumer demand, our business would be materially and adversely affected.
Recent additional changes in U.S. taxes, tariffs, trade restrictions, or other trade policies affecting products produced in other countries, or similar recent or additional retaliatory changes by U.S. trading partners in response to these measures, could adversely affect our business.
A predominant portion of the products we sell is originally manufactured in countries other than the United States. Recent or further changes in U.S. laws that result in increased tariffs or other trade restrictions could adversely affect our business, including disruption in and cost increases for sourcing our merchandise and increased uncertainties in planning our sourcing strategies and forecasting our margins. Importing and exporting has involved more risk since the beginning of 2018, as there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several political leaders regarding the imposition of additional or escalated tariffs affecting foreign imports of certain materials. For example, beginning in 2018, the U.S. Trade Representative (the “USTR”) enacted additional tariffs affecting the import of many Chinese products affecting items, with a combined import value of approximately $550 billion. The applicable tariffs on some of these products has increased since these tariffs were originally imposed. More recently, the U.S. government also has begun to impose significant and increasingly large tariffs on a broader range of products imported from China and other countries. In addition, the U.S. Department of Commerce has recently initiated Section 232 investigations into additional products, including processed critical minerals and derivative products, which may lead to additional tariffs on such products once the investigations are complete.
The U.S. government also has continued to impose stricter export controls on items destined for China In addition, the Bureau of Industry and Security, or BIS, of the Department of Commerce has continued to add certain Chinese entities to U.S. lists of restricted parties including the Entity List, limiting the ability of U.S. companies to do business with those entities. The U.S. government may continue to add additional parties to these restricted parties list, which could harm our business or increase the cost of conducting our operations in China.
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
The trade and tariff policies of the U.S. and other countries, including country of origin analysis, are currently fluid and subject to further changes. As a result of tariffs and other trade controls, our cost of goods imported from China increased substantially, and could increase further. Although we continue to work with our vendors to mitigate the impact of current or potential tariffs, there can be no assurance that we will be able to offset any increased costs. Other changes in U.S. tariffs, quotas, trade relationships, tax provisions, or the imposition of retaliatory tariffs on U.S. goods could also reduce the supply of goods available to us or increase our cost of goods. We may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in the laws and policies of the U.S. or its trading partners, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenue, reduce our profitability and negatively impact our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding common stock repurchases made by Cricut during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
January 1, 2025 through January 31, 2025	691,415	$5.77	691,415	$18,868
February 1 through February 28, 2025	699,546	$5.70	699,546	$14,882
March 1, 2025 through March 31, 2025	735,503	$5.42	735,503	$10,896
Total	2,126,464	$5.63	2,126,464	$10,896
(1) On August 9, 2022, we announced that our Board of Directors approved a common stock repurchase program to purchase shares of our outstanding Class A common stock up to an aggregate transactional value of $50 million. On May 6, 2024, the Board of Directors approved an additional $50 million for the common stock repurchase program. On May 2, 2025, the Board of Directors approved a share repurchase program authorizing the Company to purchase an aggregate of $50 million of our outstanding Class A common stock depending on our continuing analysis of market, financial, and other factors. The common stock repurchase program may be suspended or discontinued at any time and does not have a predetermined expiration date.

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

Date:	May 6, 2025	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2025	By:		/s/ Kimball Shill
			Name:	Kimball Shill
			Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2025	By:		/s/ Ryan Harmer
			Name:	Ryan Harmer
			Title:	SVP of Accounting, Corporate Controller
(Principal Accounting Officer)