Form 10-Q
period 2025-06-30
Cricut, Inc.
filed 2025-08-06
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2025, the registrant had 53,976,481 shares of Class A Common Stock, and 158,489,920 shares of Class B Common Stock, outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Cricut, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share)

	As of June 30, 2025	As of December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$298,057	$232,140
Marketable securities	78,884	104,774
Accounts receivable, net	81,990	101,980
Inventories	124,796	115,255
Prepaid expenses and other current assets	15,459	26,065
Total current assets	599,186	580,214
Property and equipment, net	37,736	37,546
Operating lease right-of-use asset	12,481	13,958
Deferred tax assets	49,560	39,186
Other assets	22,548	22,131
Total assets	$721,511	$693,035
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$71,977	$53,373
Accrued expenses and other current liabilities	61,657	76,274
Deferred revenue, current portion	51,047	45,427
Operating lease liabilities, current portion	3,609	3,899
Dividends payable, current portion	204,814	24,401
Total current liabilities	393,104	203,374
Operating lease liabilities, net of current portion	9,784	11,310
Deferred revenue, net of current portion	2,585	2,826
Other non-current liabilities	7,101	8,764
Total liabilities	412,574	226,274
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024.	—	—
Common stock, par value $0.001 per share, 1,250,000,000 shares authorized as of June 30, 2025, 212,466,401 shares issued and outstanding as of June 30, 2025; 1,250,000,000 shares authorized as of December 31, 2024, 213,295,922 shares issued and outstanding as of December 31, 2024.	212	213
Additional paid-in capital	308,165	466,554
Retained earnings	—	—
Accumulated other comprehensive income (loss)	560	(6)
Total stockholders’ equity	308,937	466,761
Total liabilities and stockholders’ equity	$721,511	$693,035

See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Platform	$80,697	$77,649	$160,683	$155,935
Products	91,415	90,298	174,063	179,404
Total revenue	172,112	167,947	334,746	335,339
Cost of revenue:
Platform	8,816	8,888	17,484	17,647
Products	61,757	69,219	117,375	136,258
Total cost of revenue	70,573	78,107	134,859	153,905
Gross profit	101,539	89,840	199,887	181,434
Operating expenses:
Research and development	16,762	14,315	32,419	29,168
Sales and marketing	35,877	33,354	72,562	66,384
General and administrative	18,795	15,739	35,460	34,245
Total operating expenses	71,434	63,408	140,441	129,797
Income from operations	30,105	26,432	59,446	51,637
Other income (expense):
Interest income	3,578	3,053	6,935	5,471
Interest expense	(81)	(80)	(160)	(161)
Other income	241	387	243	1,135
Total other income, net	3,738	3,360	7,018	6,445
Income before provision for income taxes	33,843	29,792	66,464	58,082
Provision for income taxes	9,355	10,023	18,062	18,666
Net income	$24,488	$19,769	$48,402	$39,416
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable securities, net of tax	$70	$242	$185	$(46)
Change in foreign currency translation adjustment, net of tax	279	(1)	381	(89)
Comprehensive income	$24,837	$20,010	$48,968	$39,281
Earnings per share, basic	$0.12	$0.09	$0.23	$0.18
Earnings per share, diluted	$0.11	$0.09	$0.23	$0.18
Weighted-average common shares outstanding, basic	211,865,363	216,422,513	212,514,662	215,986,713
Weighted-average common shares outstanding, diluted	214,529,726	217,501,646	214,649,931	217,390,891
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	213,295,922	$213	$466,554	$—	$(6)	$466,761
Net income	—	—	—	23,914	—	23,914
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	606,114	1	(2,659)	—	—	(2,658)
Repurchase of common stock	(2,126,464)	(2)	(11,998)	—	—	(12,000)
Dividends and dividend equivalents issued	—	—	806	2,083	—	2,889
Stock-based compensation	—	—	11,051	—	—	11,051
Other comprehensive income	—	—	—	—	217	217
Balance as of March 31, 2025	211,775,572	$212	$463,754	$25,997	$211	$490,174
Net income	—	—	—	24,488	—	24,488
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	1,608,171	1	(6,841)	—	—	(6,840)
Repurchase of common stock	(917,342)	(1)	(4,740)	—	—	(4,741)
Dividends declared	—	—	(154,297)	(50,485)	—	(204,782)
Stock-based compensation	—	—	10,289	—	—	10,289
Other comprehensive income	—	—	—	—	349	349
Balance as of June 30, 2025	212,466,401	$212	$308,165	$—	$560	$308,937

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	217,915,713	$218	$505,864	$28,514	$277	$534,873
Net income	—	—	—	19,647	—	19,647
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	548,344	1	(2,324)	—	—	(2,323)
Forfeiture of unvested common stock and dividend equivalents	(64,001)	—	73	—	—	73
Repurchase of common stock	(1,697,272)	(2)	(10,793)	—	—	(10,795)
Stock-based compensation	—	—	11,473	—	—	11,473
Other comprehensive loss	—	—	—	—	(376)	(376)
Balance as of March 31, 2024	216,702,784	$217	$504,293	$48,161	$(99)	$552,572
Net income	—	—	—	19,769	—	19,769
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	880,919	1	(4,426)	—	—	(4,425)
Forfeiture of unvested common stock and dividend equivalents	(24,629)	—	48	—	—	48
Repurchase of common stock	(1,473,061)	(2)	(9,306)	—	—	(9,308)
Dividends declared	—	—	(53,727)	(67,930)	—	(121,657)
Stock-based compensation	—	—	11,304	—	—	11,304
Other comprehensive income	—	—	—	—	241	241
Balance as of June 30, 2024	216,086,013	$216	$448,186	$—	$142	$448,544
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$48,402	$39,416
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	12,083	15,094
Bad debt expense (benefit)	(1,594)	(454)
Stock-based compensation	20,138	21,376
Deferred income tax	(10,374)	(9,484)
Non-cash lease expense	1,858	2,539
Unrealized foreign currency (gain) loss	(995)	589
Provision for inventory obsolescence, net	(11,081)	(3,028)
Other	11	(1,040)
Changes in operating assets and liabilities:
Accounts receivable	22,446	27,320
Inventories	4,787	56,928
Prepaid expenses and other current assets	10,762	(16,492)
Other assets	(3,479)	(122)
Accounts payable	18,335	(42,060)
Accrued expenses, other current liabilities and other non-current liabilities	(17,158)	(25)
Operating lease liabilities	(2,197)	(2,799)
Deferred revenue	5,379	3,890
Net cash and cash equivalents provided by operating activities	97,323	91,648
Cash flows from investing activities:
Purchases of marketable securities	—	(25,442)
Proceeds from maturities of marketable securities	26,114	25,440
Purchases of property and equipment, including capitalized software development costs	(10,594)	(9,963)
Net cash and cash equivalents provided by (used in) investing activities	15,520	(9,965)
Cash flows from financing activities:
Repurchases of common stock	(16,741)	(20,103)
Employee tax withholding payments on stock-based awards	(9,315)	(6,541)
Cash dividend	(21,493)	(1,547)
Net cash and cash equivalents used in financing activities	(47,549)	(28,191)
Effect of exchange rate on changes in cash and cash equivalents	623	(127)
Net increase in cash and cash equivalents	65,917	53,365
Cash and cash equivalents at beginning of period	232,140	142,187
Cash and cash equivalents at end of period	$298,057	$195,552
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$10,938	$30,389
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$371	$477
Property and equipment included in accounts payable, accrued expenses and other current liabilities	$2,718	$1,545
Tax withholdings on stock-based awards included in accrued expenses and other current liabilities	$635	$659
Stock-based compensation capitalized for software development costs	$848	$695
Dividends declared but unpaid	$204,814	$122,332
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
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows and the changes in equity for the interim periods. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending December 31, 2025, or any other period.
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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. Public business entities must apply the ASU’s guidance to annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
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
Money market funds are highly liquid investments and are actively traded. The pricing information for these assets is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. Marketable securities which include U.S. Treasury securities are valued using observable inputs from similar assets, or from observable data in markets that are not active; these assets are classified as Level 2 of the fair value hierarchy. There were no liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.
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

As of June 30, 2025, December 31, 2024, and January 1, 2024, the Company had net accounts receivable balances of $82.0 million, $102.0 million and $111.2 million, respectively. As of June 30, 2025, and December 31, 2024, the Company had an allowance for credit losses against accounts receivable of $1.6 million and $2.6 million, respectively.
3.Revenue and Deferred Revenue
Deferred revenue relates to performance obligations for which payments have been received from the customer prior to revenue recognition. Deferred revenue primarily consists of deferred subscription-based services. Deferred revenue also includes amounts allocated from the sale of a connected machine to the unspecified upgrades and enhancements and the Company’s cloud-based services. Contract costs consist of amounts paid to obtain contracts with customers in connection with sales of subscriptions through third-party apps. Contract costs are amortized over the subscription term. As of June 30, 2025 and December 31, 2024 the Company had $1.5 million and $1.2 million recorded for capitalized contract costs, respectively.
The following table summarizes the changes in the deferred revenue balance for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
(in thousands)
Deferred revenue, beginning of period	$48,253	$43,235
Recognition of revenue included in beginning of period deferred revenue	(35,372)	(31,834)
Revenue deferred, net of revenue recognized on contracts in the respective period	40,751	35,724
Deferred revenue, end of period	$53,632	$47,125
As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the deferred revenue balance.
The Company expects the following recognition of deferred revenue as of June 30, 2025:

	Year Ended December 31,
	2025 (remainder of year)	2026	2027	2028	Total
(in thousands)
Revenue expected to be recognized	$40,845	$11,364	$1,285	$138	$53,632
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 15, Segment Information.
Revenue recognized during the three and six months ended June 30, 2025 related to performance obligations satisfied or partially satisfied was $1.8 million and $6.4 million, respectively.
The following table presents the total revenue by geography based on the ship-to address for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands)
North America*	$135,825	$134,415	$263,394	$269,250
International	36,287	33,532	71,352	66,089
Total revenue	$172,112	$167,947	$334,746	$335,339
*North America revenue consists of revenues from the United States and Canada.

The following table presents the total revenue by source for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands)
Platform	$80,697	$77,649	$160,683	$155,935
Connected machines	39,430	43,970	77,892	80,918
Accessories and materials	51,985	46,328	96,171	98,486
Total revenue	$172,112	$167,947	$334,746	$335,339
4.Cash, Cash Equivalents, and Financial Instruments
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Adjusted Cost	Total Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$222,258	$—	$222,258	$222,258	$—
Level 1:
Money market funds	75,799	—	75,799	75,799	—
Level 2:
U.S. treasury securities	78,278	606	78,884	—	78,884
Total	$376,335	$606	$376,941	$298,057	$78,884

	As of December 31, 2024
	Adjusted Cost	Total Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$161,248	$—	$161,248	$161,248	$—
Level 1:
Money market funds	70,892	—	70,892	70,892	—
Level 2:
U.S. treasury securities	104,413	361	104,774	—	104,774
Total	$336,553	$361	$336,914	$232,140	$104,774
Marketable securities held as of June 30, 2025 generally mature over the next 24 months. As of June 30, 2025 and December 31, 2024 all securities were in an unrealized gain position. The Company determined that an allowance for credit losses was unnecessary for the periods presented.

5.Inventories
Inventories are comprised of the following:

	As of June 30, 2025	As of December 31, 2024
(in thousands)
Raw materials	$30,917	$38,652
Finished goods	147,941	144,630
Total inventories	178,858	183,282
Less: reserves	(37,934)	(49,015)
Total inventories, net	$140,924	$134,267
Inventories current	$124,796	$115,255
Inventories non-current (included in Other assets)	$16,128	$19,012
The Company’s recorded inventory reserves as of June 30, 2025 consisted of $2.2 million related to excess connected machines inventory, $30.5 million related to excess accessories and materials inventory, and $5.2 million related to raw materials components. Amounts charged to the reserve account are recorded primarily in cost of revenues.
6.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of June 30, 2025	As of December 31, 2024
(in thousands)
Customer rebates	$24,208	$38,756
Other accrued liabilities and other current liabilities	37,449	37,518
Total accrued expenses	$61,657	$76,274
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
As of June 30, 2025, and December 31, 2024 total unamortized debt issuance costs were $0.7 million and $0.8 million, respectively.
The Credit Agreement is collateralized by substantially all of the Company’s assets and contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for loans of this nature. In particular, the Credit Agreement will not permit the leverage ratio to be greater than 3.0 to 1.0, measured on the last day of any fiscal quarter. In addition, the Credit Agreement will not permit the interest coverage ratio to be less than 3.0 to 1.0, for any period of four consecutive quarters, measured on the last day of any fiscal quarter. Management has determined that the Company was in compliance with all financial and non-financial debt covenants as of June 30, 2025. As of June 30, 2025 and December 31, 2024, no amounts were outstanding under the Credit Agreement and available borrowings were $300.0 million.

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

The estimated effective tax rate was 27.6% and 27.2% for the three and six months ended June 30, 2025, respectively, and 33.6% and 32.1% for the three and six months ended June 30, 2024, respectively. The Company’s provision for income taxes was $9.4 million and $18.1 million for the three and six months ended June 30, 2025, respectively, and $10.0 million and $18.7 million for the three and six months ended June 30, 2024, respectively. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the three and six months ended June 30, 2025, primarily due to a decrease in stock-based compensation difference attributable to the decrease in stock price upon vesting versus the stock price at the grant date.
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
On July 4, 2025, the "One Big Beautiful Bill Act" (OBBBA) was enacted into law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, updates to Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income rules and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. The Company is currently evaluating the impact of the OBBBA, and an estimate of the financial effect cannot be made at this time.
9.Capital Structure
As of June 30, 2025, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001 per share, and 1,250,000,000 shares of common stock, par value $0.001 per share, which was divided between two series: Class A common stock and Class B common stock. As of June 30, 2025, the Company had 1,000,000,000 shares of Class A common stock and 250,000,000 shares of Class B common stock authorized and 53,976,481 shares of Class A common stock and 158,489,920 shares of Class B common stock issued and outstanding. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock. During the six months ended June 30, 2025 and 2024, 2,360,303 and 3,540,837 shares of Class B common stock were converted to Class A common stock, respectively.
Stock Repurchase Program
On July 19, 2022, the Company’s Board of Directors approved a common stock repurchase program to purchase shares of its outstanding Class A common stock up to an aggregate transactional value of $50 million. On May 2, 2025 the Board approved replenishing the repurchase program up to an aggregate transactional value of $50 million to purchase shares of its outstanding Class A common stock depending on the Company’s continuing analysis of market, financial, and other factors. The common stock repurchase program may be suspended or discontinued at any time and does not have a predetermined expiration date.
During the six months ended June 30, 2025, the Company repurchased and retired 3,043,806 shares of its Class A common stock for $16.7 million.
Dividends
On May 2, 2025, the Company declared a special dividend of $0.75 per share and a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on July 21, 2025 to shareholders of record as of July 7, 2025. As part of the dividends, and pursuant to the underlying award agreements, holders of RSUs and PRSUs received a dividend equivalent of $0.85 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $204.8 million is to be satisfied in cash of $180.6 million payable to holders of Class A and Class B common stock with the remaining $24.2 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures.
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
During the three and six months ended June 30, 2025, an aggregate of $0.0 million and $21.5 million, respectively, was paid in cash and $0.0 million and $2.9 million, respectively was satisfied in the form of dividend equivalents to RSU or PRSU holders. During the three and six months ended June 30, 2024, $0.1 million and $1.5 million was paid in cash, respectively.
Dividends payable includes dividends declared but not yet paid and prior dividends on unvested shares of Class A common stock payable upon future vesting.
10.Stock-Based Compensation
Stock-Based Compensation Cost
The following table shows the stock-based compensation cost by award type for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands)
Equity classified awards
Restricted stock units	$10,231	$10,027	$21,019	$19,824
Stock options	—	244	—	680
Class B common stock	58	1,034	321	2,273
Liability-classified awards	9	12	11	20
Total stock-based compensation	$10,298	$11,317	$21,351	$22,797

The following table sets forth the total stock-based compensation cost included in the Company’s condensed consolidated statements of operations and comprehensive income or capitalized to assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands)
Cost of revenue
Platform	$273	$255	$540	$492
Products	9	210	15	396
Total cost of revenue	282	465	555	888
Research and development	3,359	3,540	6,796	7,253
Sales and marketing	2,737	2,988	5,851	5,924
General and administrative	3,310	3,626	6,936	7,311
Total stock-based compensation expense	$9,688	$10,619	$20,138	$21,376
Capitalized for software development costs	425	365	848	695
Capitalized to inventories	185	333	365	726
Total stock-based compensation	$10,298	$11,317	$21,351	$22,797
As of June 30, 2025, there was $65.4 million of unrecognized stock-based compensation cost related to service-based awards, which is expected to be recognized over a weighted-average period of 2.6 years. The total unrecognized compensation expense related to unvested PRSUs that are not probable of vesting was $190.8 million as of June 30, 2025.
2021 Equity Incentive Plan
In March 2021, the Company’s 2021 Equity Incentive Plan became effective. The 2021 Equity Incentive Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. As of June 30, 2025, 48,321,275 shares of Class A common stock were reserved for issuance under this plan including shares reserved for previously granted awards discussed below as well as shares reserved for issuance of future awards under the plan.
A summary of the Company’s service-based RSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2024	11,251,503	$9.86
Granted	4,411,604	$5.30
Dividend equivalent grants	194,658	—
Vested	(3,764,493)	$12.30
Forfeited / cancelled	(548,653)	$8.88
Outstanding at June 30, 2025	11,544,619	$7.37
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
A summary of the Company’s PRSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of PRSUs (a)	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2024	17,485,433	$13.12
Dividend equivalent grants	302,525	$—
Forfeited / cancelled	(919,732)	$12.08
Outstanding at June 30, 2025	16,868,226	$13.17
a.Represents the maximum number of PRSUs assuming all performance targets are achieved.
The expense recognized each period for the PRSUs is primarily dependent upon the Company’s estimate of the probability of achieving the performance targets during the performance period. At June 30, 2025, the Company determined it was not probable any performance conditions would be achieved so no stock-based compensation was recorded for these PRSUs during the six months ended June 30, 2025.
Options under the 2021 Equity Incentive Plan have a contractual term of 10 years. The exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of the shares on the date of grant.
A summary of the Company’s stock option activity under the 2021 Equity Incentive Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2024	2,750,078	$18.25	2.2	$—
Forfeited / cancelled	(9,114)	$18.25
Outstanding and expected to vest at June 30, 2025	2,740,964	$18.25	1.6	$—
Vested and exercisable at June 30, 2025	2,740,964	$18.25	1.6	$—
During the six months ended June 30, 2025 and 2024, no options were granted.
Certain employees received restricted stock unit equivalents (“RSU equivalents”) which upon vesting are settled for a cash payment equal to the difference between the Company’s stock price on the vesting date less the base price specified at the time of the grant. Due to the cash settlement feature, these awards are liability classified awards and require initial and subsequent measurement at fair value. As of June 30, 2025 and December 31, 2024, the total recognized liability for the unvested awards was not material and the number of awards was not material.

Unvested Class B Common Stock
The Company’s unvested Class B common stock resulted from the corporate reorganization in March 2021 and is not part of the 2021 Equity Incentive Plan. Dividends declared on unvested Class B common stock are subject to vesting and forfeited if the underlying stock does not vest. Activity related to Class B common stock subject to future vesting for the six months ended June 30, 2025 is as follows:

	Number of Unvested Shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2024	113,578	$20.00
Vested	(97,170)	$20.00
Outstanding at June 30, 2025	16,408	$20.00
Options to Purchase Class B Common Stock
The Company’s options to purchase Class B common stock resulted from the corporate reorganization in March 2021 and are not part of the 2021 Equity Incentive Plan. A summary of the Company stock option activity for the options to purchase shares of Class B common stock is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2024	197,425	$7.29	0.9	$—
Forfeited / cancelled	(10,000)	$7.29
Outstanding at June 30, 2025	187,425	$7.29	0.4	$—
Vested and exercisable at June 30, 2025	187,425	$7.29	0.4	$—
2021 Employee Stock Purchase Plan
In March 2021, the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”) became effective. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of June 30, 2025, 10,602,602 shares of our Class A common stock were available for sale under the 2021 ESPP.
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

The Company has determined its leases should be classified as operating leases. Variable lease costs are comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and are classified as lease cost due to the Company's election to not separate lease and non-lease components. The Company incurred operating lease costs of $1.1 million and $2.2 million for the three and six months ended June 30, 2025, respectively, and $1.3 million and $2.7 million for the three and six months ended June 30, 2024, respectively. The Company also incurred variable lease costs of $0.0 million and $0.1 million for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.2 million and $2.5 million for the three and six months ended June 30, 2025, respectively, and $1.5 million and $3.0 million for the three and six months ended June 30, 2024, respectively. These amounts were included in net cash provided by operating activities in the Company's consolidated statements of cash flows.
As of June 30, 2025, the maturities of the Company's operating lease liabilities were as follows:

Operating Leases
Year Ended December 31,	(in thousands)
2025 (remainder of the year)	$2,106
2026	4,128
2027	2,869
2028	4,023
2029	1,693
Total lease payments	$14,819
Less: imputed interest	$(1,426)
Present value of operating lease liabilities	$13,393
Operating lease liabilities, current	$3,609
Operating lease liabilities, non-current	$9,784
The weighted average remaining operating lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	As of June 30, 2025	As of December 31, 2024
Weighted-average remaining lease term of operating leases	3.8 years	4.2 years
Weighted-average discount rate of operating leases	5.4%	5.3%
13.Employee Benefit Plan
The Company sponsors a 401(k) plan for the benefit of its employees who have attained at least 18 years of age. The Company matches 50% of the first 12% of an employee’s salary contributed to the plan on the first day of the month following their hire date. The Company contributed $0.7 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and $1.5 million and $1.3 million, respectively.

14.Net Income Per Share
The computation of net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands, except share and per share amounts)
Basic earnings per share:
Net income	$24,488	$19,769	$48,402	$39,416
Shares used in computation:
Weighted-average common shares outstanding, basic	211,865,363	216,422,513	212,514,662	215,986,713
Earnings per share, basic	$0.12	$0.09	$0.23	$0.18

Diluted earnings per share:
Net income	$24,488	$19,769	$48,402	$39,416
Shares used in computation:
Weighted-average common shares outstanding, basic	211,865,363	216,422,513	212,514,662	215,986,713
Weighted-average effect of potentially dilutive securities:
Unvested common stock subject to forfeiture	—	279,481	18,683	535,850
Restricted stock units	2,664,363	799,652	2,116,586	868,328
Diluted weighted-average common shares outstanding	214,529,726	217,501,646	214,649,931	217,390,891
Diluted earnings per share	$0.11	$0.09	$0.23	$0.18
The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Employee stock options	2,928,389	3,135,773	2,928,389	3,135,773
Restricted stock units	3,126,575	5,924,084	3,278,096	10,484,929
Unvested Class B common stock subject to forfeiture	16,408	227,864	16,408	245,442
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
The Platform segment derives revenue primarily from monthly and annual subscription fees, purchases of digital content, and a minimal amount of the revenue allocated to unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services. For the six months ended June 30, 2025, upfront digital content revenue comprised 2% of Platform revenue. The remaining Platform revenue consists of ratably recognized subscription revenue and revenue related to unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services, which are recognized over the determined service period.

The Products segment derives revenue primarily from the sale of its connected machine hardware, and sale of craft, DIY, home décor products and extensions. There are no internal revenue transactions between the Company’s segments.
The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of June 30, 2025, long-lived assets located outside the United States, primarily located in Malaysia and China, were $5.2 million.
Key financial performance measures of the segments including revenue, cost of revenue and gross profit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands)
Platform:
Revenue	$80,697	$77,649	$160,683	$155,935
Cost of revenue	8,816	8,888	17,484	17,647
Gross profit	$71,881	$68,761	$143,199	$138,288

Products:
Revenue	$91,415	$90,298	$174,063	$179,404
Cost of revenue	61,757	69,219	117,375	136,258
Gross profit	$29,658	$21,079	$56,688	$43,146

Consolidated:
Revenue	$172,112	$167,947	$334,746	$335,339
Cost of revenue	70,573	78,107	134,859	153,905
Gross profit	$101,539	$89,840	$199,887	$181,434
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
Overview of Our Business and History
At Cricut, our mission is to help people lead creative lives. We have designed and built a creativity platform that enables our engaged and loyal community of 5.9 million Active Users to turn ideas into professional-looking handmade goods. We define “Active User” as a registered user of at least one registered connected machine who has utilized their connected machine to create a project in the last 365 days. With our highly versatile Design Space Platform and our products, including our connected machines and accessories and materials, our users create everything from personalized birthday cards, mugs and T-shirts, to large-scale interior decorations. Our users’ journeys typically begin with the purchase of a connected machine. We currently sell a portfolio of connected machines that cut, write, score and create other decorative effects using a wide variety of materials including paper, adhesive vinyl, iron-on vinyl, pens, and more. Our connected machines are designed for a wide range of uses and are available at a variety of price points (MSRP by machine family as of June 30, 2025):

•Cricut Joy family $179.00 - $199.00 MSRP
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
As of June 30, 2025, we had over 3.0 million Paid Subscribers to Cricut Access and Cricut Access Premium.
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

	As of June 30,
	2025	2024
Active Users (in thousands)	5,901	5,918
90-Day Engaged Users (in thousands)	3,482	3,541
Paid Subscribers (in thousands)	3,010	2,813

	As of June 30,
	2025	2024
Platform ARPU	$53.84	$52.61
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
The following table is presented in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands)
Revenue:
Platform	$80,697	$77,649	$160,683	$155,935
Products	91,415	90,298	174,063	179,404
Total revenue	172,112	167,947	334,746	335,339
Cost of revenue:
Platform(1)	8,816	8,888	17,484	17,647
Products(1)	61,757	69,219	117,375	136,258
Total cost of revenue	70,573	78,107	134,859	153,905
Gross profit	101,539	89,840	199,887	181,434
Operating expenses:
Research and development(1)	16,762	14,315	32,419	29,168
Sales and marketing(1)	35,877	33,354	72,562	66,384
General and administrative(1)	18,795	15,739	35,460	34,245
Total operating expenses	71,434	63,408	140,441	129,797
Income from operations	30,105	26,432	59,446	51,637
Other income, net	3,738	3,360	7,018	6,445
Income before provision for income taxes	33,843	29,792	66,464	58,082
Provision for income taxes	9,355	10,023	18,062	18,666
Net income	$24,488	$19,769	$48,402	$39,416

(1)    Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands)
Cost of revenue
Platform	$273	$255	$540	$492
Products	9	210	15	396
Total cost of revenue	282	465	555	888
Research and development	3,359	3,540	6,796	7,253
Sales and marketing	2,737	2,988	5,851	5,924
General and administrative	3,310	3,626	6,936	7,311
Total stock-based compensation expense	$9,688	$10,619	$20,138	$21,376

Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
(dollars in thousands)
Revenue:
Platform	$80,697	$77,649	$3,048	4%	$160,683	$155,935	$4,748	3%
Products	91,415	90,298	1,117	1%	174,063	179,404	(5,341)	(3)%
Total revenue	$172,112	$167,947	$4,165	2%	$334,746	$335,339	$(593)	—%

Three Months Ended June 30, 2025 and 2024
Platform revenue increased by $3.0 million, or 4%, to $80.7 million for the three months ended June 30, 2025, from $77.6 million for the three months ended June 30, 2024. The increase was driven by an increase in paid subscribers from 2.8 million as of June 30, 2024 to 3.0 million as of June 30, 2025.
Products revenue increased by $1.1 million, or 1%, to $91.4 million for the three months ended June 30, 2025 from $90.3 million for the three months ended June 30, 2024. The increase was primarily driven by more units of accessories and materials sold at a higher average selling price as uncertainty around tariffs accelerated demand we would have ordinarily expected later in the calendar year, partially offset by fewer units of connected machines sold.
Six Months Ended June 30, 2025 and 2024
Platform revenue increased by $4.7 million, or 3%, to $160.7 million for the six months ended June 30, 2025, from $155.9 million for the six months ended June 30, 2024. The increase was driven by an increase in paid subscribers from 2.8 million as of June 30, 2024 to 3.0 million as of June 30, 2025.
Products revenue decreased by $5.3 million, or 3%, to $174.1 million for the six months ended June 30, 2025 from $179.4 million for the six months ended June 30, 2024. The decrease was primarily driven by fewer units of connected machines sold at a lower average selling price and fewer units of accessories and materials sold.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
(dollars in thousands)
Cost of Revenue:
Platform	$8,816	$8,888	$(72)	(1)%	$17,484	$17,647	$(163)	(1)%
Products	61,757	69,219	(7,462)	(11)%	117,375	136,258	(18,883)	(14)%
Total cost revenue	$70,573	$78,107	$(7,534)	(10)%	$134,859	$153,905	$(19,046)	(12)%
Gross Profit:
Platform	71,881	68,761	3,120	5%	143,199	138,288	4,911	4%
Products	29,658	21,079	8,579	41%	56,688	43,146	13,542	31%
Total gross profit	$101,539	$89,840	$11,699	13%	$199,887	$181,434	$18,453	10%
Gross Margin
Platform	89%	89%			89%	89%
Products	32%	23%			33%	24%
Three Months Ended June 30, 2025 and 2024
Platform cost of revenue decreased by $0.1 million, or 1%, to $8.8 million for the three months ended June 30, 2025, from $8.9 million for the three months ended June 30, 2024. The decrease was primarily driven by lower amortization of capitalized software development costs partially offset by increased external digital content costs.
Gross margin for Platform was 89% for the three months ended June 30, 2025, and 89% for the three months ended June 30, 2024.
Products cost of revenue decreased by $7.5 million, or 11%, to $61.8 million for the three months ended June 30, 2025, from $69.2 million for the three months ended June 30, 2024. The decrease was primarily driven by fewer units of connected machines sold, lower inventory procurement costs, and a reduction in net inventory impairment charges, partially offset by more units of accessories and materials sold.
Gross margin for Products was 32% for the three months ended June 30, 2025 and 23% for the three months ended June 30, 2024. The increase was primarily driven by lower inventory procurement costs, a reduction in net inventory impairment charges, and improved product margins.
Six Months Ended June 30, 2025 and 2024
Platform cost of revenue decreased by $0.2 million, or 1%, to $17.5 million for the six months ended June 30, 2025, from $17.6 million for the six months ended June 30, 2024. The decrease was primarily driven by lower amortization of capitalized software development costs partially offset by increased platform hosting fees.
Gross margin for Platform was 89% for the six months ended June 30, 2025, and 89% for the six months ended June 30, 2024.
Products cost of revenue decreased by $18.9 million, or 14%, to $117.4 million for the six months ended June 30, 2025, from $136.3 million for the six months ended June 30, 2024. The decrease was primarily driven by a reduction in net inventory impairment charges, lower inventory procurement costs, and fewer units of connected machines sold.
Gross margin for Products was 33% for the six months ended June 30, 2025 and 24% for the six months ended June 30, 2024. The increase was primarily driven by a reduction in net inventory impairment charges, lower inventory procurement costs, and improved product margins.

Operating Expenses
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
(dollars in thousands)
Research and development	$16,762	$14,315	$2,447	17%	$32,419	$29,168	$3,251	11%
As a percentage of total revenue	10%	9%			10%	9%
Research and development expenses increased by $2.4 million, or 17%, to $16.8 million for the three months ended June 30, 2025 from $14.3 million for the three months ended June 30, 2024. The increase was primarily due to a $1.2 million increase in product development expense, a $0.7 million increase in personnel-related expense, and a $0.4 million increase in professional services expense.
Research and development expenses increased by $3.3 million, or 11%, to $32.4 million for the six months ended June 30, 2025 from $29.2 million for the six months ended June 30, 2024. The increase was primarily due to a $1.9 million increase in product development expense and a $1.4 million increase in professional services expense.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
(dollars in thousands)
Sales and marketing	$35,877	$33,354	$2,523	8%	$72,562	$66,384	$6,178	9%
As a percentage of total revenue	21%	20%			22%	20%
Sales and marketing expenses increased by $2.5 million, or 8%, to $35.9 million for the three months ended June 30, 2025 from $33.4 million for the three months ended June 30, 2024. The increase was primarily driven by a $2.4 million increase in advertising and other marketing costs.
Sales and marketing expenses increased by $6.2 million, or 9%, to $72.6 million for the six months ended June 30, 2025 from $66.4 million for the six months ended June 30, 2024. The increase was primarily driven by a $6.7 million increase in advertising and other marketing costs.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
(dollars in thousands)
General and administrative	$18,795	$15,739	$3,056	19%	$35,460	$34,245	$1,215	4%
As a percentage of total revenue	11%	9%			11%	10%
General and administrative expenses increased by $3.1 million, or 19%, to $18.8 million for the three months ended June 30, 2025 from $15.7 million for the three months ended June 30, 2024. The increase was primarily driven by a $1.7 million net reversal of bad debt expense in Q2 2024 and a $1.5 million increase in professional services expense.
General and administrative expenses increased by $1.2 million, or 4%, to $35.5 million for the six months ended June 30, 2025 from $34.2 million for the six months ended June 30, 2024. The increase was primarily driven by a $3.2 million increase in professional services expense, offset by foreign currency transaction losses of $1.5 million and a $0.9 million net reversal of bad debt.

Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
(dollars in thousands)
Other income, net	$3,738	$3,360	$378	11%	$7,018	$6,445	$573	9%
Other income, net increased by $0.4 million or 11% to $3.7 million for the three months ended June 30, 2025 from $3.4 million for the three months ended June 30, 2024. The increase was primarily driven by an increase in interest income.
Other income, net increased by $0.6 million or 9% to $7.0 million for the six months ended June 30, 2025 from $6.4 million for the six months ended June 30, 2024. The increase was primarily driven by an increase in interest income.
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
(dollars in thousands)
Provision for income taxes	$9,355	$10,023	$(668)	(7)%	$18,062	$18,666	$(604)	(3)%
Provision for income taxes decreased by $0.7 million, or 7%, to $9.4 million for the three months ended June 30, 2025 from $10.0 million for the three months ended June 30, 2024. The decrease was primarily due to a decrease in stock based compensation difference attributable to the decrease in stock price upon vesting versus the stock price at the grant date.
Provision for income taxes decreased by $0.6 million, or 3%, to $18.1 million for the six months ended June 30, 2025 from $18.7 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease in stock based compensation difference attributable to the decrease in stock price upon vesting versus the stock price at the grant date.
Liquidity and Capital Resources
Our operations during the periods presented have been financed primarily through cash flow from operating activities. We believe our balances of cash and cash equivalents and marketable securities, which totaled $298.1 million and $78.9 million, respectively, as of June 30, 2025, along with forecasted cash expected to be generated by ongoing operations and $300.0 million in available borrowings and the option to increase the aggregate amount of our credit facility by up to an additional $150.0 million (see Note 7) will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Except for the recently announced special and semi-annual dividends and the new share repurchase program, our cash requirements have not changed materially since our Annual Report.
During the six months ended June 30, 2025, we paid a dividend of $21.5 million to holders of Class A and Class B common stock. On July 21, 2025, we paid a dividend of $180.6 million to holders of Class A and Class B common stock.
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

Cash Flows

	Six Months Ended June 30,
	2025	2024
(in thousands)
Net cash flows provided by operating activities	$97,323	$91,648
Net cash flows provided by (used in) investing activities	15,520	(9,965)
Net cash flows used in financing activities	(47,549)	(28,191)
Operating Activities
The change in net cash flows from operating activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is due to a net increase in operating assets and liabilities of $38.9 million in 2025 compared to $26.6 million in 2024, and an increase in net income. These were partially offset by a reduction in non-cash adjustments of $10.0 million in 2025 compared to $25.6 million in 2024 due primarily to a reduction of the provision for inventory obsolescence and a decrease in depreciation and amortization.
Investing Activities
The change in net cash flows from investing activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due to a decrease in purchases of marketable securities.
Financing Activities
The change in net cash flows from financing activities for the six months ended June 30, 2025 compared to six months ended June 30, 2024 was primarily due to dividend payments of $21.5 million in 2025 compared to $1.5 million in 2024.
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
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There have been no material changes to the Company’s market risk during the three and six months ended June 30, 2025.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2024, filed on March 5, 2025, and in “Part II. Item 1A — Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2025, filed on May 7, 2025, both of which are hereby incorporated by reference. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including our previously filed Form 10-K and 10-Q, as referenced above.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding common stock repurchases made by Cricut during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
April 1, 2025 through April 30, 2025	801,296	$4.97	801,296	$6,912
May 1 through May 31, 2025	—	$—	—	$50,000
June 1, 2025 through June 30, 2025	116,046	$6.30	116,046	$49,269
Total	917,342	$5.14	917,342	$49,269
(1) On August 9, 2022, we announced that our Board of Directors approved a common stock repurchase program to purchase shares of our outstanding Class A common stock up to an aggregate transactional value of $50 million. On May 6, 2024, the Board of Directors approved an additional $50 million for the common stock repurchase program, and on May 2, 2025, the Board of Directors approved a replenishing of the share repurchase program authorizing the Company to purchase up to an aggregate of $50 million of our outstanding Class A common stock depending on our continuing analysis of market, financial, and other factors. The common stock repurchase program may be suspended or discontinued at any time and does not have a predetermined expiration date.
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
EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cricut, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments
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

Date:	August 5, 2025	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2025	By:		/s/ Kimball Shill
			Name:	Kimball Shill
			Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2025	By:		/s/ Ryan Harmer
			Name:	Ryan Harmer
			Title:	SVP of Accounting, Corporate Controller
(Principal Accounting Officer)