Form 10-Q
period 2025-09-30
Cricut, Inc.
filed 2025-11-05
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2025, the registrant had 53,255,194 shares of Class A Common Stock, and 158,489,920 shares of Class B Common Stock, outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Cricut, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share)

	As of September 30, 2025	As of December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$187,873	$232,140
Marketable securities	19,229	104,774
Accounts receivable, net	88,540	101,980
Inventories	134,899	115,255
Prepaid expenses and other current assets	10,557	26,065
Total current assets	441,098	580,214
Property and equipment, net	38,667	37,546
Operating lease right-of-use asset	11,686	13,958
Deferred tax assets	53,553	39,186
Other assets	19,250	22,131
Total assets	$564,254	$693,035
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$68,323	$53,373
Accrued expenses and other current liabilities	65,947	76,274
Deferred revenue, current portion	49,115	45,427
Operating lease liabilities, current portion	3,607	3,899
Dividends payable, current portion	46	24,401
Total current liabilities	187,038	203,374
Operating lease liabilities, net of current portion	8,907	11,310
Deferred revenue, net of current portion	2,578	2,826
Other non-current liabilities	7,339	8,764
Total liabilities	205,862	226,274
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024.	—	—
Common stock, par value $0.001 per share, 1,250,000,000 shares authorized as of September 30, 2025, 212,194,793 shares issued and outstanding as of September 30, 2025; 1,250,000,000 shares authorized as of December 31, 2024, 213,295,922 shares issued and outstanding as of December 31, 2024.	212	213
Additional paid-in capital	337,575	466,554
Retained earnings	20,512	—
Accumulated other comprehensive income (loss)	93	(6)
Total stockholders’ equity	358,392	466,761
Total liabilities and stockholders’ equity	$564,254	$693,035

See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Platform	$82,783	$77,674	$243,466	$233,609
Products	87,654	90,216	261,717	269,620
Total revenue	170,437	167,890	505,183	503,229
Cost of revenue:
Platform	8,957	10,000	26,441	27,647
Products	67,384	80,527	184,759	216,785
Total cost of revenue	76,341	90,527	211,200	244,432
Gross profit	94,096	77,363	293,983	258,797
Operating expenses:
Research and development	16,865	15,240	49,284	44,408
Sales and marketing	37,467	35,278	110,029	101,662
General and administrative	17,113	16,249	52,573	50,494
Total operating expenses	71,445	66,767	211,886	196,564
Income from operations	22,651	10,596	82,097	62,233
Other income (expense):
Interest income	2,342	2,718	9,277	8,189
Interest expense	(183)	(84)	(343)	(245)
Other income	821	932	1,064	2,067
Total other income, net	2,980	3,566	9,998	10,011
Income before provision for income taxes	25,631	14,162	92,095	72,244
Provision for income taxes	5,119	2,674	23,181	21,340
Net income	$20,512	$11,488	$68,914	$50,904
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable securities, net of tax	$(453)	$46	$(268)	$—
Change in foreign currency translation adjustment, net of tax	(14)	229	367	140
Comprehensive income	$20,045	$11,763	$69,013	$51,044
Earnings per share, basic	$0.10	$0.05	$0.32	$0.24
Earnings per share, diluted	$0.10	$0.05	$0.32	$0.24
Weighted-average common shares outstanding, basic	212,257,907	214,769,065	212,189,253	214,706,773
Weighted-average common shares outstanding, diluted	215,287,127	215,749,745	214,015,617	215,281,337
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	213,295,922	$213	$466,554	$—	$(6)	$466,761
Net income	—	—	—	23,914	—	23,914
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	606,114	1	(2,659)	—	—	(2,658)
Repurchase of common stock	(2,126,464)	(2)	(11,998)	—	—	(12,000)
Dividends and dividend equivalents issued	—	—	806	2,083	—	2,889
Stock-based compensation	—	—	11,051	—	—	11,051
Other comprehensive income	—	—	—	—	217	217
Balance as of March 31, 2025	211,775,572	$212	$463,754	$25,997	$211	$490,174
Net income	—	—	—	24,488	—	24,488
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	1,608,171	1	(6,841)	—	—	(6,840)
Repurchase of common stock	(917,342)	(1)	(4,740)	—	—	(4,741)
Dividends declared	—	—	(154,297)	(50,485)	—	(204,782)
Stock-based compensation	—	—	10,289	—	—	10,289
Other comprehensive income	—	—	—	—	349	349
Balance as of June 30, 2025	212,466,401	$212	$308,165	$—	$560	$308,937
Net income	—	—	—	20,512	—	20,512
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	169,637	—	(384)	—	—	(384)
Repurchase of common stock	(441,245)	—	(2,353)	—	—	(2,353)
Dividends and dividend equivalents issued	—	—	24,187	—	—	24,187
Stock-based compensation	—	—	7,960	—	—	7,960
Other comprehensive loss	—	—	—	—	(467)	(467)
Balance as of September 30, 2025	212,194,793	$212	$337,575	$20,512	$93	$358,392

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	217,915,713	$218	$505,864	$28,514	$277	$534,873
Net income	—	—	—	19,647	—	19,647
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	548,344	1	(2,324)	—	—	(2,323)
Forfeiture of unvested common stock and dividend equivalents	(64,001)	—	73	—	—	73
Repurchase of common stock	(1,697,272)	(2)	(10,793)	—	—	(10,795)
Stock-based compensation	—	—	11,473	—	—	11,473
Other comprehensive loss	—	—	—	—	(376)	(376)
Balance as of March 31, 2024	216,702,784	$217	$504,293	$48,161	$(99)	$552,572
Net income	—	—	—	19,769	—	19,769
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	880,919	1	(4,426)	—	—	(4,425)
Forfeiture of unvested common stock and dividend equivalents	(24,629)	—	48	—	—	48
Repurchase of common stock	(1,473,061)	(2)	(9,306)	—	—	(9,308)
Dividends declared	—	—	(53,727)	(67,930)	—	(121,657)
Stock-based compensation	—	—	11,304	—	—	11,304
Other comprehensive income	—	—	—	—	241	241
Balance as of June 30, 2024	216,086,013	$216	$448,186	$—	$142	$448,544
Net income	—	—	—	11,488	—	11,488
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	124,753	—	(379)	—	—	(379)
Forfeiture of unvested common stock and dividend equivalents	(2,819)	—	9	—	—	9
Repurchase of common stock	(1,785,470)	(2)	(10,378)	—	—	(10,380)
Dividend equivalents issued			13,685			13,685
Stock-based compensation	—	—	12,594	—	—	12,594
Other comprehensive income	—	—	—	—	275	275
Balance as of September 30, 2024	214,422,477	$214	$463,717	$11,488	$417	$475,836
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$68,914	$50,904
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	18,136	22,308
Bad debt expense (benefit)	(1,975)	(454)
Stock-based compensation	27,522	33,255
Deferred income tax	(14,220)	(12,016)
Non-cash lease expense	2,652	3,805
Unrealized foreign currency (gain) loss	(727)	304
Provision for inventory obsolescence, net	(15,946)	110
Other	(740)	(1,810)
Changes in operating assets and liabilities:
Accounts receivable	16,009	18,061
Inventories	2,776	86,283
Prepaid expenses and other current assets	16,496	(13,673)
Other assets	(3,316)	(605)
Accounts payable	14,760	(30,635)
Accrued expenses, other current liabilities and other non-current liabilities	(12,908)	7,574
Operating lease liabilities	(3,075)	(4,197)
Deferred revenue	3,440	2,671
Net cash and cash equivalents provided by operating activities	117,798	161,885
Cash flows from investing activities:
Purchases of marketable securities	—	(110,521)
Proceeds from maturities of marketable securities	85,074	110,527
Purchases of property and equipment, including capitalized software development costs	(17,183)	(14,442)
Net cash and cash equivalents provided by (used in) investing activities	67,891	(14,436)
Cash flows from financing activities:
Repurchases of common stock	(19,094)	(30,483)
Employee tax withholding payments on stock-based awards	(9,315)	(7,144)
Cash dividend	(202,074)	(109,775)
Net cash and cash equivalents used in financing activities	(230,483)	(147,402)
Effect of exchange rate on changes in cash and cash equivalents	527	142
Net increase in cash and cash equivalents	(44,267)	189
Cash and cash equivalents at beginning of period	232,140	142,187
Cash and cash equivalents at end of period	$187,873	$142,376
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$15,209	$34,898
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$371	$477
Property and equipment included in accounts payable, accrued expenses and other current liabilities	$2,611	$1,479
Tax withholdings on stock-based awards included in accrued expenses and other current liabilities	$1,019	$436
Stock-based compensation capitalized for software development costs	$1,264	$1,121
Dividends declared but unpaid	$46	$410
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
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows and the changes in equity for the interim periods. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending December 31, 2025, or any other period.
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
Money market funds are highly liquid investments and are actively traded. The pricing information for these assets is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. Marketable securities which include U.S. Treasury securities are valued using observable inputs from similar assets, or from observable data in markets that are not active; these assets are classified as Level 2 of the fair value hierarchy. There were no liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.
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

As of September 30, 2025, December 31, 2024, and January 1, 2024, the Company had net accounts receivable balances of $88.5 million, $102.0 million and $111.2 million, respectively. As of September 30, 2025, and December 31, 2024, the Company had an allowance for credit losses against accounts receivable of $1.4 million and $2.6 million, respectively.
3.Revenue and Deferred Revenue
Deferred revenue relates to performance obligations for which payments have been received from the customer prior to revenue recognition. Deferred revenue primarily consists of deferred subscription-based services. Deferred revenue also includes amounts allocated from the sale of a connected machine to the unspecified upgrades and enhancements and the Company’s cloud-based services. Contract costs consist of amounts paid to obtain contracts with customers in connection with sales of subscriptions through third-party apps. Contract costs are amortized over the subscription term. As of September 30, 2025 and December 31, 2024 the Company had $1.3 million and $1.2 million recorded for capitalized contract costs, respectively.
The following table summarizes the changes in the deferred revenue balance for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
(in thousands)
Deferred revenue, beginning of period	$48,253	$43,235
Recognition of revenue included in beginning of period deferred revenue	(42,394)	(37,568)
Revenue deferred, net of revenue recognized on contracts in the respective period	45,834	40,239
Deferred revenue, end of period	$51,693	$45,906
As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the deferred revenue balance.
The Company expects the following recognition of deferred revenue as of September 30, 2025:

	Year Ended December 31,
	2025 (remainder of year)	2026	2027	2028	Total
(in thousands)
Revenue expected to be recognized	$28,273	$21,447	$1,617	$356	$51,693
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 15, Segment Information.
Revenue recognized during the three and nine months ended September 30, 2025 related to performance obligations satisfied or partially satisfied was $1.0 million and $7.4 million, respectively.
The following table presents the total revenue by geography based on the ship-to address for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)
North America*	$129,911	$129,390	$393,305	$398,640
International	40,526	38,500	111,878	104,589
Total revenue	$170,437	$167,890	$505,183	$503,229
*North America revenue consists of revenues from the United States and Canada.

The following table presents the total revenue by source for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)
Platform	$82,783	$77,674	$243,466	$233,609
Connected machines	49,313	43,909	127,205	124,827
Accessories and materials	38,341	46,307	134,512	144,793
Total revenue	$170,437	$167,890	$505,183	$503,229
4.Cash, Cash Equivalents, and Financial Instruments
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Adjusted Cost	Total Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$161,506	$—	$161,506	$161,506	$—
Level 1:
Money market funds	26,367	—	26,367	26,367	—
Level 2:
U.S. treasury securities	19,222	7	19,229	—	19,229
Total	$207,095	$7	$207,102	$187,873	$19,229

	As of December 31, 2024
	Adjusted Cost	Total Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$161,248	$—	$161,248	$161,248	$—
Level 1:
Money market funds	70,892	—	70,892	70,892	—
Level 2:
U.S. treasury securities	104,413	361	104,774	—	104,774
Total	$336,553	$361	$336,914	$232,140	$104,774
Marketable securities held as of September 30, 2025 generally mature over the next 24 months. As of September 30, 2025 and December 31, 2024 all securities were in an unrealized gain position. The Company determined that an allowance for credit losses was unnecessary for the periods presented.

5.Inventories
Inventories are comprised of the following:

	As of September 30, 2025	As of December 31, 2024
(in thousands)
Raw materials	$28,463	$38,652
Finished goods	152,581	144,630
Total inventories	181,044	183,282
Less: reserves	(33,069)	(49,015)
Total inventories, net	$147,975	$134,267
Inventories current	$134,899	$115,255
Inventories non-current (included in Other assets)	$13,076	$19,012
The Company’s recorded inventory reserves as of September 30, 2025 consisted of $2.8 million related to excess connected machines inventory, $25.1 million related to excess accessories and materials inventory, and $5.2 million related to raw materials components. Amounts charged to the reserve account are recorded primarily in cost of revenues.
6.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of September 30, 2025	As of December 31, 2024
(in thousands)
Customer rebates	$28,646	$38,756
Other accrued liabilities and other current liabilities	37,301	37,518
Total accrued expenses	$65,947	$76,274
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
As of September 30, 2025, and December 31, 2024 total unamortized debt issuance costs were $0.6 million and $0.8 million, respectively.
The Credit Agreement is collateralized by substantially all of the Company’s assets and contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for loans of this nature. In particular, the Credit Agreement will not permit the leverage ratio to be greater than 3.0 to 1.0, measured on the last day of any fiscal quarter. In addition, the Credit Agreement will not permit the interest coverage ratio to be less than 3.0 to 1.0, for any period of four consecutive quarters, measured on the last day of any fiscal quarter. Management has determined that the Company was in compliance with all financial and non-financial debt covenants as of September 30, 2025. As of September 30, 2025 and December 31, 2024, no amounts were outstanding under the Credit Agreement and available borrowings were $300.0 million.
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

The estimated effective tax rate was 20.0% and 25.2% for the three and nine months ended September 30, 2025, respectively, and 18.9% and 29.5% for the three and nine months ended September 30, 2024, respectively. The Company’s provision for income taxes was $5.1 million and $23.2 million for the three and nine months ended September 30, 2025, respectively, and $2.7 million and $21.3 million for the three and nine months ended September 30, 2024, respectively. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the three and nine months ended September 30, 2025, primarily due to a decrease in stock-based compensation difference attributable to the decrease in stock price upon vesting versus the stock price at the grant date.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. Among other provisions, this act includes permanently extending and modifying certain expiring provisions of the 2017 Tax Cuts and Jobs Act and immediate expensing of domestic research and development expenses. The Company is evaluating the impacts of these provisions and does not expect OBBBA to have a material impact on our consolidated financial statements or annual effective tax rate for 2025.
9.Capital Structure
As of September 30, 2025, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001 per share, and 1,250,000,000 shares of common stock, par value $0.001 per share, which was divided between two series: Class A common stock and Class B common stock. As of September 30, 2025, the Company had 1,000,000,000 shares of Class A common stock and 250,000,000 shares of Class B common stock authorized and 53,704,873 shares of Class A common stock and 158,489,920 shares of Class B common stock issued and outstanding. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock. During the nine months ended September 30, 2025 and 2024, 2,360,303 and 5,332,089 shares of Class B common stock were converted to Class A common stock, respectively.
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
During the nine months ended September 30, 2025, the Company repurchased and retired 3,485,051 shares of its Class A common stock for $19.0 million.
Dividends
On May 2, 2025, the Company declared a special dividend of $0.75 per share and a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on July 21, 2025 to shareholders of record as of July 7, 2025. As part of the dividends, and pursuant to the underlying award agreements, holders of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) received a dividend equivalent of $0.85 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $204.8 million was to be satisfied in cash of $180.6 million payable to holders of Class A and Class B common stock with the remaining $24.2 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures.
On November 1, 2024, the Company declared a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on January 21, 2025 to shareholders of record as of January 7, 2025. As part of the dividends, and pursuant to the underlying award agreements, holders of RSUs or PRSUs received a dividend equivalent of $0.10 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $24.2 million was to be satisfied in cash of $21.3 million payable to holders of Class A and Class B common stock with the remaining $2.9 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures.
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
During the three and nine months ended September 30, 2025, an aggregate of $180.6 million and $202.1 million, respectively, was paid in cash and $23.4 million and $26.3 million, respectively was satisfied in the form of dividend equivalents to RSU or PRSU holders. During the three and nine months ended September 30, 2024, $108.2 million and $109.8 million, respectively, was paid in cash and $13.5 million and $13.5 million, respectively, was satisfied in the form of dividend equivalents to RSU or PRSU holders.
Dividends payable includes dividends declared but not yet paid and prior dividends on unvested shares of Class A common stock payable upon future vesting.
10.Stock-Based Compensation
Stock-Based Compensation Cost
The following table shows the stock-based compensation cost by award type for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)
Equity classified awards
Restricted stock units	$7,902	$11,828	$28,921	$31,652
Stock options	—	40	—	720
Class B common stock	58	727	379	2,999
Liability-classified awards	14	13	25	35
Total stock-based compensation	$7,974	$12,608	$29,325	$35,406

The following table sets forth the total stock-based compensation cost included in the Company’s condensed consolidated statements of operations and comprehensive income or capitalized to assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)
Cost of revenue
Platform	$246	$341	$786	$833
Products	11	170	26	566
Total cost of revenue	257	511	812	1,399
Research and development	2,636	4,266	9,432	11,519
Sales and marketing	2,149	3,474	8,000	9,398
General and administrative	2,342	3,628	9,278	10,939
Total stock-based compensation expense	$7,384	$11,879	$27,522	$33,255
Capitalized for software development costs	416	426	1,264	1,122
Capitalized to inventories	174	303	539	1,029
Total stock-based compensation	$7,974	$12,608	$29,325	$35,406
As of September 30, 2025, there was $57.7 million of unrecognized stock-based compensation cost related to service-based awards, which is expected to be recognized over a weighted-average period of 2.6 years. The total unrecognized compensation expense related to unvested PRSUs that are not probable of vesting was $184.3 million as of September 30, 2025.
2021 Equity Incentive Plan
In March 2021, the Company’s 2021 Equity Incentive Plan became effective. The 2021 Equity Incentive Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. As of September 30, 2025, 48,150,061 shares of Class A common stock were reserved for issuance under this plan including shares reserved for previously granted awards discussed below as well as shares reserved for issuance of future awards under the plan.
A summary of the Company’s service-based RSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2024	11,251,503	$9.86
Granted	5,306,136	$5.34
Dividend equivalent grants	1,298,567	—
Vested	(4,003,569)	$12.75
Forfeited / cancelled	(970,467)	$8.15
Outstanding at September 30, 2025	12,882,170	$7.13
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
A summary of the Company’s PRSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of PRSUs (a)	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2024	17,485,433	$13.12
Granted	240,000	$6.28
Dividend equivalent grants	2,872,274	$—
Forfeited / cancelled	(1,612,395)	$12.10
Outstanding at September 30, 2025	18,985,312	$13.13
a.Represents the maximum number of PRSUs assuming all performance targets are achieved.
The expense recognized each period for the PRSUs is primarily dependent upon the Company’s estimate of the probability of achieving the performance targets during the performance period. At September 30, 2025, the Company determined it was not probable any performance conditions would be achieved so no stock-based compensation was recorded for these PRSUs during the nine months ended September 30, 2025.
Options under the 2021 Equity Incentive Plan have a contractual term of 10 years. The exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of the shares on the date of grant.
A summary of the Company’s stock option activity under the 2021 Equity Incentive Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2024	2,750,078	$18.25	2.2	$—
Forfeited / cancelled	(27,580)	$17.77
Outstanding and expected to vest at September 30, 2025	2,722,498	$17.50	1.4	$—
Vested and exercisable at September 30, 2025	2,722,498	$17.50	1.4	$—
During the nine months ended September 30, 2025 and 2024, no options were granted.
Certain employees received restricted stock unit equivalents (“RSU equivalents”) which upon vesting are settled for a cash payment equal to the difference between the Company’s stock price on the vesting date less the base price specified at the time of the grant. Due to the cash settlement feature, these awards are liability classified awards and require initial and subsequent measurement at fair value. As of September 30, 2025 and December 31, 2024, the total recognized liability for the unvested awards was not material and the number of awards was not material.

Unvested Class B Common Stock
The Company’s unvested Class B common stock resulted from the corporate reorganization in March 2021 and is not part of the 2021 Equity Incentive Plan. Dividends declared on unvested Class B common stock are subject to vesting and forfeited if the underlying stock does not vest. Activity related to Class B common stock subject to future vesting for the nine months ended September 30, 2025 is as follows:

	Number of Unvested Shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2024	113,578	$20.00
Vested	(97,170)	$20.00
Outstanding at September 30, 2025	16,408	$20.00
Options to Purchase Class B Common Stock
The Company’s options to purchase Class B common stock resulted from the corporate reorganization in March 2021 and are not part of the 2021 Equity Incentive Plan. A summary of the Company stock option activity for the options to purchase shares of Class B common stock is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2024	197,425	$7.29	0.9	$—
Forfeited / cancelled	(14,000)	$7.07
Outstanding at September 30, 2025	183,425	$6.54	0.1	$—
Vested and exercisable at September 30, 2025	183,425	$6.54	0.1	$—
2021 Employee Stock Purchase Plan
In March 2021, the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”) became effective. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of September 30, 2025, 10,602,602 shares of our Class A common stock were available for sale under the 2021 ESPP.
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

The Company has determined its leases should be classified as operating leases. Variable lease costs are comprised primarily of the Company’s proportionate share of operating expenses, property taxes, and insurance and are classified as lease cost due to the Company’s election to not separate lease and non-lease components. The Company incurred operating lease costs of $1.0 million and $3.1 million for the three and nine months ended September 30, 2025, respectively, and $1.3 million and $4.0 million for the three and nine months ended September 30, 2024, respectively. The Company also incurred variable lease costs of $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.1 million and $3.5 million for the three and nine months ended September 30, 2025, respectively, and $1.5 million and $4.5 million for the three and nine months ended September 30, 2024, respectively. These amounts were included in net cash provided by operating activities in the Company’s consolidated statements of cash flows.
As of September 30, 2025, the maturities of the Company’s operating lease liabilities were as follows:

Operating Leases
Year Ended December 31,	(in thousands)
2025 (remainder of the year)	$1,054
2026	4,128
2027	2,869
2028	4,023
2029	1,694
Total lease payments	$13,768
Less: imputed interest	$(1,254)
Present value of operating lease liabilities	$12,514
Operating lease liabilities, current	$3,607
Operating lease liabilities, non-current	$8,907
The weighted average remaining operating lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	As of September 30, 2025	As of December 31, 2024
Weighted-average remaining lease term of operating leases	3.6 years	4.2 years
Weighted-average discount rate of operating leases	5.4%	5.3%
13.Employee Benefit Plan
The Company sponsors a 401(k) plan for the benefit of its employees who have attained at least 18 years of age. The Company matches 50% of the first 12% of an employee’s salary contributed to the plan on the first day of the month following their hire date. The Company contributed $0.7 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and $2.2 million and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively.

14.Net Income Per Share
The computation of net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands, except share and per share amounts)
Basic earnings per share:
Net income	$20,512	$11,488	$68,914	$50,904
Shares used in computation:
Weighted-average common shares outstanding, basic	212,257,907	214,769,065	212,189,253	214,706,773
Earnings per share, basic	$0.10	$0.05	$0.32	$0.24

Diluted earnings per share:
Net income	$20,512	$11,488	$68,914	$50,904
Shares used in computation:
Weighted-average common shares outstanding, basic	212,257,907	214,769,065	212,189,253	214,706,773
Weighted-average effect of potentially dilutive securities:
Unvested common stock subject to forfeiture	3,880	155,639	12,387	379,998
Restricted stock units	3,025,340	825,041	1,813,977	194,566
Diluted weighted-average common shares outstanding	215,287,127	215,749,745	214,015,617	215,281,337
Diluted earnings per share	$0.10	$0.05	$0.32	$0.24
The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Employee stock options	2,905,923	2,987,265	2,905,923	2,987,265
Restricted stock units	1,197,525	5,480,606	3,183,119	6,173,601
Unvested Class B common stock subject to forfeiture	6,153	125,115	16,408	221,454
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
The Platform segment derives revenue primarily from monthly and annual subscription fees, purchases of digital content, and a minimal amount of the revenue allocated to unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services. For the nine months ended September 30, 2025, upfront digital content revenue comprised 2% of Platform revenue. The remaining Platform revenue consists of ratably recognized subscription revenue and revenue related to unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services, which are recognized over the determined service period.

The Products segment derives revenue primarily from the sale of its connected machine hardware, and sale of craft, DIY, home décor products and extensions. There are no internal revenue transactions between the Company’s segments.
The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of September 30, 2025, long-lived assets located outside the United States, primarily located in Malaysia and China, were $5.1 million.
Key financial performance measures of the segments including revenue, cost of revenue and gross profit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)
Platform:
Revenue	$82,783	$77,674	$243,466	$233,609
Cost of revenue	8,957	10,000	26,441	27,647
Gross profit	$73,826	$67,674	$217,025	$205,962

Products:
Revenue	$87,654	$90,216	$261,717	$269,620
Cost of revenue	67,384	80,527	184,759	216,785
Gross profit	$20,270	$9,689	$76,958	$52,835

Consolidated:
Revenue	$170,437	$167,890	$505,183	$503,229
Cost of revenue	76,341	90,527	211,200	244,432
Gross profit	$94,096	$77,363	$293,983	$258,797
A reconciliation of our total segment and consolidated gross profit to our income before provision for income taxes is presented in our condensed consolidated statements of operations and comprehensive income.
16.Subsequent Events
On October 31, 2025, the Board of Directors approved a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on January 20, 2026 to shareholders of record as of January 6, 2026.
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
Overview of Our Business and History
At Cricut, our mission is to help people lead creative lives. We have designed and built a creativity platform that enables our engaged and loyal community of 5.9 million Active Users to turn ideas into professional-looking handmade goods. We define “Active User” as a registered user of at least one registered connected machine who has utilized their connected machine to create a project in the last 365 days. With our highly versatile Design Space Platform and our products, including our connected machines and accessories and materials, our users create everything from personalized birthday cards, mugs and T-shirts, to large-scale interior decorations. Our users’ journeys typically begin with the purchase of a connected machine. We currently sell a portfolio of connected machines that cut, write, score and create other decorative effects using a wide variety of materials including paper, adhesive vinyl, iron-on vinyl, pens, and more. Our connected machines are designed for a wide range of uses and are available at a variety of price points (MSRP by machine family as of September 30, 2025):
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
As of September 30, 2025, we had over 3.0 million Paid Subscribers to Cricut Access and Cricut Access Premium.
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

	As of September 30,
	2025	2024
Active Users (in thousands)	5,874	5,894
90-Day Engaged Users (in thousands)	3,419	3,532
Paid Subscribers (in thousands)	3,004	2,838

	As of September 30,
	2025	2024
Platform ARPU	$54.96	$52.86
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
Other Income, Net
Other income, net consists primarily of interest income from our investments in marketable securities and cash and cash equivalents, offset by interest expense associated with our debt financing arrangements and amortization of debt issuance costs.
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
The following table is presented in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)
Revenue:
Platform	$82,783	$77,674	$243,466	$233,609
Products	87,654	90,216	261,717	269,620
Total revenue	170,437	167,890	505,183	503,229
Cost of revenue:
Platform(1)	8,957	10,000	26,441	27,647
Products(1)	67,384	80,527	184,759	216,785
Total cost of revenue	76,341	90,527	211,200	244,432
Gross profit	94,096	77,363	293,983	258,797
Operating expenses:
Research and development(1)	16,865	15,240	49,284	44,408
Sales and marketing(1)	37,467	35,278	110,029	101,662
General and administrative(1)	17,113	16,249	52,573	50,494
Total operating expenses	71,445	66,767	211,886	196,564
Income from operations	22,651	10,596	82,097	62,233
Other income, net	2,980	3,566	9,998	10,011
Income before provision for income taxes	25,631	14,162	92,095	72,244
Provision for income taxes	5,119	2,674	23,181	21,340
Net income	$20,512	$11,488	$68,914	$50,904

(1)    Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)
Cost of revenue
Platform	$246	$341	$786	$833
Products	11	170	26	566
Total cost of revenue	257	511	812	1,399
Research and development	2,636	4,266	9,432	11,519
Sales and marketing	2,149	3,474	8,000	9,398
General and administrative	2,342	3,628	9,278	10,939
Total stock-based compensation expense	$7,384	$11,879	$27,522	$33,255

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
(dollars in thousands)
Revenue:
Platform	$82,783	$77,674	$5,109	7%	$243,466	$233,609	$9,857	4%
Products	87,654	90,216	(2,562)	(3)%	261,717	269,620	(7,903)	(3)%
Total revenue	$170,437	$167,890	$2,547	2%	$505,183	$503,229	$1,954	—%

Three Months Ended September 30, 2025 and 2024
Platform revenue increased by $5.1 million, or 7%, to $82.8 million for the three months ended September 30, 2025, from $77.7 million for the three months ended September 30, 2024. The increase was driven by an increase in paid subscribers from 2.8 million as of September 30, 2024 to 3.0 million as of September 30, 2025.
Products revenue decreased by $2.6 million, or 3%, to $87.7 million for the three months ended September 30, 2025 from $90.2 million for the three months ended September 30, 2024. The decrease was primarily driven by fewer units of accessories and materials sold and at a lower average selling price, partially offset by more units of connected machines sold and at a higher average selling price.
Nine Months Ended September 30, 2025 and 2024
Platform revenue increased by $9.9 million, or 4%, to $243.5 million for the nine months ended September 30, 2025, from $233.6 million for the nine months ended September 30, 2024. The increase was driven by an increase in paid subscribers from 2.8 million as of September 30, 2024 to 3.0 million as of September 30, 2025.
Products revenue decreased by $7.9 million, or 3%, to $261.7 million for the nine months ended September 30, 2025 from $269.6 million for the nine months ended September 30, 2024. The decrease was primarily driven by fewer units of accessories and materials sold and at a lower average selling price, partially offset by more units of connected machines sold and at a higher average selling price.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
(dollars in thousands)
Cost of Revenue:
Platform	$8,957	$10,000	$(1,043)	(10)%	$26,441	$27,647	$(1,206)	(4)%
Products	67,384	80,527	(13,143)	(16)%	184,759	216,785	(32,026)	(15)%
Total cost revenue	$76,341	$90,527	$(14,186)	(16)%	$211,200	$244,432	$(33,232)	(14)%
Gross Profit:
Platform	73,826	67,674	6,152	9%	217,025	205,962	11,063	5%
Products	20,270	9,689	10,581	109%	76,958	52,835	24,123	46%
Total gross profit	$94,096	$77,363	$16,733	22%	$293,983	$258,797	$35,186	14%
Gross Margin
Platform	89%	87%			89%	88%
Products	23%	11%			29%	20%

Three Months Ended September 30, 2025 and 2024
Platform cost of revenue decreased by $1.0 million, or 10%, to $9.0 million for the three months ended September 30, 2025, from $10.0 million for the three months ended September 30, 2024. The decrease was primarily driven by decreases in external digital content costs and amortization of capitalized software development costs.
Gross margin for Platform was 89% for the three months ended September 30, 2025, and 87% for the three months ended September 30, 2024. The increase was primarily driven by decreases in external digital content costs and amortization of capitalized software development costs.
Products cost of revenue decreased by $13.1 million, or 16%, to $67.4 million for the three months ended September 30, 2025, from $80.5 million for the three months ended September 30, 2024. The decrease was primarily driven by a reduction in net inventory impairment charges and lower inventory procurement costs.
Gross margin for Products was 23% for the three months ended September 30, 2025 and 11% for the three months ended September 30, 2024. The increase was primarily driven by a reduction in net inventory impairment charges and lower inventory procurement costs.
Nine Months Ended September 30, 2025 and 2024
Platform cost of revenue decreased by $1.2 million, or 4%, to $26.4 million for the nine months ended September 30, 2025, from $27.6 million for the nine months ended September 30, 2024. The decrease was primarily driven by lower amortization of capitalized software development costs.
Gross margin for Platform was 89% for the nine months ended September 30, 2025, and 88% for the nine months ended September 30, 2024. The increase was primarily driven by decreases in amortization of capitalized software development costs.
Products cost of revenue decreased by $32.0 million, or 15%, to $184.8 million for the nine months ended September 30, 2025, from $216.8 million for the nine months ended September 30, 2024. The decrease was primarily driven by a reduction in net inventory impairment charges and lower inventory procurement costs.
Gross margin for Products was 29% for the nine months ended September 30, 2025 and 20% for the nine months ended September 30, 2024. The increase was primarily driven by a reduction in net inventory impairment charges and lower inventory procurement costs.
Operating Expenses
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
(dollars in thousands)
Research and development	$16,865	$15,240	$1,625	11%	$49,284	$44,408	$4,876	11%
As a percentage of total revenue	10%	9%			10%	9%
Research and development expenses increased by $1.6 million, or 11%, to $16.9 million for the three months ended September 30, 2025 from $15.2 million for the three months ended September 30, 2024. The increase was primarily due to a $1.3 million increase in product development expense and a $0.2 million increase in personnel-related expense.
Research and development expenses increased by $4.9 million, or 11%, to $49.3 million for the nine months ended September 30, 2025 from $44.4 million for the nine months ended September 30, 2024. The increase was primarily due to a $3.2 million increase in product development expense and a $1.5 million increase in professional services expense.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
(dollars in thousands)
Sales and marketing	$37,467	$35,278	$2,189	6%	$110,029	$101,662	$8,367	8%
As a percentage of total revenue	22%	21%			22%	20%
Sales and marketing expenses increased by $2.2 million, or 6%, to $37.5 million for the three months ended September 30, 2025 from $35.3 million for the three months ended September 30, 2024. The increase was primarily driven by a $1.1 million increase in advertising and other marketing costs, a $0.7 million increase in software subscriptions, and a $0.4 million increase in payment processing fees.
Sales and marketing expenses increased by $8.4 million, or 8%, to $110.0 million for the nine months ended September 30, 2025 from $101.7 million for the nine months ended September 30, 2024. The increase was primarily driven by a $7.8 million increase in advertising and other marketing costs and a $1.1 million increase in payment processing fees, offset by a $0.8 million decrease in personnel-related expense.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
(dollars in thousands)
General and administrative	$17,113	$16,249	$864	5%	$52,573	$50,494	$2,079	4%
As a percentage of total revenue	10%	10%			10%	10%
General and administrative expenses increased by $0.9 million, or 5%, to $17.1 million for the three months ended September 30, 2025 from $16.2 million for the three months ended September 30, 2024. The increase was primarily driven by a $0.6 million increase in professional services expense and a $0.5 million increase in foreign currency transaction losses.
General and administrative expenses increased by $2.1 million, or 4%, to $52.6 million for the nine months ended September 30, 2025 from $50.5 million for the nine months ended September 30, 2024. The increase was primarily driven by a $3.8 million increase in professional services expense, partially offset by a $1.3 million net reversal of bad debt.
Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
(dollars in thousands)
Other income, net	$2,980	$3,566	$(586)	(16)%	$9,998	$10,011	$(13)	0%
Other income, net decreased by $0.6 million or 16% to $3.0 million for the three months ended September 30, 2025 from $3.6 million for the three months ended September 30, 2024. The decrease was primarily driven by a decrease in interest income.
Other income, net decreased slightly for the nine months ended September 30, 2025.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
(dollars in thousands)
Provision for income taxes	$5,119	$2,674	$2,445	91%	$23,181	$21,340	$1,841	9%
Provision for income taxes increased by $2.4 million, or 91%, to $5.1 million for the three months ended September 30, 2025 from $2.7 million for the three months ended September 30, 2024. The increase was primarily due to an increase to pre-tax book income of $11.5 million..
Provision for income taxes increased by $1.8 million, or 9%, to $23.2 million for the nine months ended September 30, 2025 from $21.3 million for the nine months ended September 30, 2024. The increase was primarily due to a decrease in stock based compensation differences attributable to the decrease in stock price upon vesting versus the stock price at the grant date offset by an increase to pre-tax book income of $19.9 million.
Liquidity and Capital Resources
Our operations during the periods presented have been financed primarily through cash flow from operating activities. We believe our balances of cash and cash equivalents and marketable securities, which totaled $187.9 million and $19.2 million, respectively, as of September 30, 2025, along with forecasted cash expected to be generated by ongoing operations and $300.0 million in available borrowings and the option to increase the aggregate amount of our Credit Facility by up to an additional $150.0 million (see Note 7) will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Except for the recently announced semi-annual dividend and our continuing share repurchase program, our cash requirements have not changed materially since our Annual Report.
During the nine months ended September 30, 2025, we paid dividends of $202.1 million to holders of Class A and Class B common stock.
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
Cash Flows

	Nine Months Ended September 30,
	2025	2024
(in thousands)
Net cash flows provided by operating activities	$117,798	$161,885
Net cash flows provided by (used in) investing activities	67,891	(14,436)
Net cash flows used in financing activities	(230,483)	(147,402)
Operating Activities
The change in net cash flows from operating activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is due to a net decrease in operating assets and liabilities of $34.2 million in 2025 compared to $65.5 million in 2024, in addition to a reduction in non-cash adjustments of $14.7 million in 2025 compared to $45.5 million in 2024 due primarily to a reduction of the provision for inventory obsolescence, a decrease in stock-based compensation and a decrease in depreciation and amortization. These were partially offset by an increase in net income.
Investing Activities
The change in net cash flows from investing activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due primarily to proceeds from maturities of marketable securities in 2025 not used to purchase new securities.
Financing Activities
The change in net cash flows from financing activities for the nine months ended September 30, 2025 compared to nine months ended September 30, 2024 was primarily due to dividend payments of $202.1 million in 2025 compared to $109.8 million in 2024.
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
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There have been no material changes to the Company’s market risk during the three and nine months ended September 30, 2025.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding common stock repurchases made by Cricut during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
July 1, 2025 through July 31, 2025	422,386	$5.30	422,386	$47,032
August 1 through August 31, 2025	—	$—	—	$47,032
September 1, 2025 through September 30, 2025	18,859	$5.70	18,859	$46,925
Total	441,245	$5.32	441,245	$46,925
(1) On May 2, 2025, the Board of Directors approved a replenishing of the share repurchase program authorizing the Company to purchase up to an aggregate of $50 million of our outstanding Class A common stock depending on our continuing analysis of market, financial, and other factors. The common stock repurchase program may be suspended or discontinued at any time and does not have a predetermined expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following director and officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:
On August 20, 2025, Ashish Arora, our Chief Executive Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 2,797,223 shares of our Class A common stock, which will be reduced by approximately 448,000 shares of Class A common stock to be withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. Accordingly, up to an aggregate of 2,349,223 shares of Class A common stock may be sold from time to time pursuant to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until October 23, 2026, or earlier if all transactions under the trading arrangement are completed.
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
EXHIBIT INDEX

Exhibit Number	Description
10.1*+	Amended and Restated Outside Director Compensation Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments
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

Date:	November 4, 2025	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2025	By:		/s/ Kimball Shill
			Name:	Kimball Shill
			Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	November 4, 2025	By:		/s/ Ryan Harmer
			Name:	Ryan Harmer
			Title:	SVP of Accounting, Corporate Controller
(Principal Accounting Officer)