Form 10-K
period 2025-12-31
Cricut, Inc.
filed 2026-03-04
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2025, the end of the registrant's second fiscal quarter, was approximately $333.4 million, based on a closing market price of $6.77 per share.
As of February 27, 2026, the registrant had 56,748,942 shares of Class A Common Stock, and 155,032,336 shares of Class B Common Stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s annual meeting of stockholders in 2026 (the “Proxy Statement”) are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. These forward-looking statements, which are subject to a number of risks, uncertainties and assumptions about us, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project” or “contemplate” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions or projections. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our ability to attract and engage users, to help people lead creative lives through our creativity platform, and attract and expand our relationships with brick-and-mortar and online retail partners and distributors;
•our future results of operations, including trends in revenue, costs, operating expenses and key metrics;
•our ability to compete successfully in competitive markets in both our platform and products segments;
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
•risks related to general socio-economic and political conditions, consumer confidence, as well as current macro-economic factors, including the impact of heightened, new, or proposed tariffs; and
•the other factors identified under, or incorporated by reference in, the section titled “Risk Factors” appearing elsewhere in this Annual Report on Form 10-K.
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

PART I
Item 1. Business
Overview
At Cricut, our mission is to help people lead creative lives. Our creativity platform enables our engaged and loyal community of nearly 5.9 million Active Users, as of December 31, 2025, to turn ideas into DIY goods from custom greeting cards and apparel to on-demand gifts and large-scale decor. We designed and built our ecosystem of connected cutting machines, accessories, and materials for scalability and seamless integration, allowing us to both introduce new products as well as continuously update the functionality and features of existing physical and digital products. This makes Cricut broadly extensible and empowers our users to unlock ever-expanding creative potential.
The Cricut platform centers around our cloud-based app, Cricut Design Space, giving users access to create and work on their projects anywhere, at any time, across desktop and mobile devices. This software aggregates billions of data points of our users’ interactions, giving us valuable insights into their preferences and behaviors that enable us to continuously optimize our products and drive further engagement. As a result, our business model is characterized by strong user engagement and diversified sales across product categories.
We extend the inspiring and intuitive nature of our platform to our hardware with connected machines that are both beautiful and easy to use. Our portfolio of connected machines cuts, writes, scores, and creates decorative effects for a wide range of use cases on an array of materials including paper, adhesive vinyl, iron-on vinyl, wood, and leather. These machines are available at a variety of sizes and price points and in a variety of bundles with accessories and materials, or with accessories and materials plus subscription.
Cricut often becomes a huge part of users’ creative lives, serving as the foundation for their journey of creativity. These journeys typically begin with an idea of something to make, leading to the purchase of a machine and expands across our family of products as users harness the power of our platform. Our users demonstrate continued engagement with our platform over time, which results in purchases of subscriptions, accessories, and materials long after they first purchase a connected machine. As of December 31, 2025, nearly 5.9 million of our users cut on their connected machines in the last 365 days and nearly 3.7 million cut on their connected machines in the last 90 days.
In Cricut Design Space, our users can find guided flows for the most commonly made project types, inspiring content for their projects and easy-to-use software tools and instructions to customize or design from scratch their project idea. Users can take advantage of images, fonts, templates and ready-to-make projects available within our platform, or they can upload their own. We offer a select number of free images, fonts, and projects. In addition, we offer a wider selection of images, fonts, and projects through our subscription service, Cricut Access, or for purchase à la carte. The content available directly within Cricut Design Space is optimized for our cutting machines, and includes designs published by curated contributing artists from around the world, as well as from licensed content such as well-known characters and other trademarks from a variety of partner brands. The standard and premium version of our subscription service, Cricut Access, enables access to a growing library of more than 1.6 million images, thousands of templates, thousands of ready-to-make projects, over a thousand fonts, and the use of special design features and expanded app capabilities. Cricut Access also includes other member benefits, such as discounts on Cricut.com and priority member care support. The premium version includes all of the benefits of the basic Cricut Access subscription, as well as additional discounts and preferred shipping services. As of December 31, 2025, we had just over 3.09 million Paid Subscribers.
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
Many of our users share a love of our brand, products, and mission, fostering a loyal community of users who are deeply engaged with Cricut and each other. Every project is an opportunity to start a conversation, and we often see our users inspire, teach, and create together. Users are passionate about sharing Cricut tips, tricks, and personal stories and this engagement carries over into social media and into everyday life. Globally, there are millions of Cricut followers and hundreds of independently run Cricut groups across social media. Users also self-organize, host independent events, and meet up in person across the globe.
Our internal consumer research shows us that our members crave community. Through our platform and online footprint, we help users create and inspire others in the Cricut community through shared ideas and projects. Cricut software also puts community ideas and inspiration front and center and encourages interaction with one another through a number of sharing and social features. As the number of our users grow, so does the number of projects made and shared physically or digitally through the reinforcing network effect. This generates even more shared projects and word-of-mouth that in turn helps to grow our community. To date, our success has been driven by word-of-mouth referrals as well as effective use of low-cost organic marketing channels like social media, which we then complement with our targeted sales and paid marketing efforts. This design of our product ecosystem and marketing helped scale our community of users significantly over time.
The revenue generated from the sales of our connected machines, subscriptions, accessories, and materials comes from a robust mix of brick-and-mortar and online retail, including direct-to-consumer on Cricut.com, and partners like Amazon, Best Buy, Costco, Hobby Lobby, HSN, Michaels, Target, and Walmart.
We are a profitable business. For the years ended December 31, 2023, 2024 and 2025, we generated:
•Total revenue of $765.1 million, $712.5 million and $708.8 million, respectively, representing (14)%, (7)% and (1)% year-over-year growth, respectively
•Net income of $53.6 million, $62.8 million and $76.7 million, respectively, representing (12)%, 17% and 22% year-over-year growth, respectively
Our Industry
We both influence and benefit from powerful secular tailwinds:
•Personalization is a Global Mega Trend. Today, more and more people want to be surrounded by personalized items. We empower individuals to personalize. The number one reason why people buy our connected machines is personalization.
•Digitization and Intelligence of Tools. The landscape of consumer creativity has evolved from simple digital access to advanced, AI-enabled capability. These tools are increasingly intuitive, leveraging generative AI and automation to remove traditional barriers to entry for complex design. The ability to conceptualize, generate, and sophisticatedly manipulate content—text, images, audio, or video—has proliferated quickly across design platforms. Cricut has built on this trend by integrating its robust set of digital tools with powerful generative AI capabilities specifically optimized to make it easier for users to go from digital inspiration to physical creation, and most importantly, bridging these two worlds together.
•Technology is Enabling a New Generation of Entrepreneurs. The rapid growth of marketplaces and commerce enablement platforms creates economic opportunities for millions of creative entrepreneurs. Individual entrepreneurs value supplemental income, flexibility and the opportunity to do what they love for a living. Cricut enables the shift in production of physical goods from factory floors to kitchen tables and provides manufacturing solutions for small scale businesses. Approximately 23% of our users make projects to sell.
Our Opportunity
We believe that anyone can be creative, and thus anyone can be a part of the Cricut community of users. This presents us with a large untapped market opportunity in addition to our current user base. Because our products make creativity accessible to everyone, we believe our opportunity is much larger than the traditional craft market. We put production power into the hands of our users by allowing them to create their own professional-looking homemade goods instead of purchasing manufactured goods from a third-party. This opens up a broad array of markets for our users that go beyond the traditional craft market. The goods that users produce or customize using our platform fall into multiple large market categories, some of which may overlap, including, but not limited to, t-shirts, cards, seasonal décor, pop culture, wedding-related services, organization, and custom gifts.

The Cricut User Journey
Creative individuals come to Cricut and become engaged users who can express themselves both individually and as part of a large and passionate community. As of December 31, 2025, 94% of our users identify as women. Many users also earn income through products they create on Cricut. According to in-house research conducted in 2025:
•37% of new users bought their Cricut machine specifically to make a variety of things
•53% of users bought their machine to make personalized gifts
•23% of users make projects to sell
•87% of users say crafting with Cricut inspires feelings of accomplishment
•89% of users made projects for other people rather than themselves
A user’s journey evolves after their first purchase. New users typically intend to create a variety of things but may start with one intended use and grow with Cricut over time. For example, a user may buy a connected machine and begin by making cards but later branch out to T-shirts, wall decals, and more. As we launch new software and products, and as our community continues to grow and share on our platform and elsewhere online, users can continually refresh this relationship and expand the versatility of our platform.
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
Connected Machines
Our connected machine portfolio currently includes the Cricut Joy family, the Cricut Explore family, the Cricut Maker family, and Cricut Venture. These machines cut, write, score, and create decorative effects using a wide variety of tools and materials including paper, vinyl, leather, and more. They are designed for uses ranging from quick, everyday projects like labels, decals, and greeting cards to professional-level DIY projects like personalized apparel, signage, and home décor. Our connected machines also use different combinations of tools, attachments, and accessories for deeper capabilities. For example, Cricut Joy Xtra can work with over 50 different materials – from the most popular craft materials like cardstock, adhesive vinyl and iron-on vinyl to specialty materials like polished foils. The Cricut Explore family pioneered calligraphy pens and sticker making, while the Cricut Maker family cuts softwood and engraves metal. Bluetooth and USB options enable connectivity to Cricut Design Space, our proprietary cloud-based design software available for free on Android, iOS, Mac OS, and PC devices.

A comparison of our current connected machines is below. We sell our connected machines alone, in a bundle with accessories and materials, and in a bundle with accessories and materials plus subscription.

Machine	Joy	Joy Xtra	Explore 4	Maker 4	Venture
Summary	Our most compact machine for fun and functional everyday projects like custom cards, simple decals & labels to organize anything and everything.	Our fits-in-any-space cutting machine for popular projects like full-color stickers, custom cards, T-shirts & so much more.	For the crafter looking to make popular projects like custom apparel, home decor & more. You can even make festive banners up to 12 feet long.	With more power & tools, on top of custom cards, stickers & big banners up to 12 feet, you can cut fabrics, engrave metal, deboss leather & so much more.	Our wide-format professional cutting machine that works at commercial speeds. Make extra-large projects like big paper flowers and wall decals, plus batches of T-shirts, totes & more.
Max Cut Size	4.5” width x 4’ length	8.5” width x 4’ length	11.7” width x 12’ length	11.7” width x 12’ length	24” width x 12’ length
Materials	50+ compatible materials	50+ compatible materials	100+ compatible materials	300+ compatible materials	100+ compatible materials
Design App and Subscriptions
Users leverage our connected machines and design app to bring their ideas to life. After downloading our app and creating a profile, users are prompted through a guided flow where they provide information about what they want to make, then we guide them to a design they love, and ultimately a finished project. Users can access a select number of free images, fonts, templates, and ready-to-make projects, or can upload their own designs to begin making. Ready-to-make projects, ranging in complexity from cards to home décor, each come with instructions and recommendations for the ideal materials to use. In addition, we introduced AI functionality within our app that enables users to generate unique, cut-ready images from text prompts for personalized crafting projects like stickers, decals, and more. Users can save projects to their profile and share their designs with others — directly on our platform and through unique web links and social platforms. A regularly updated home feed showcases recent and trending projects from the platform. We also offer a wider selection of images, fonts, and projects for purchase à la carte, including licensed content from partners like major motion picture studios and global brands.
Much of the à la carte content (with exceptions for some partner content) is also included in Cricut Access, our subscription offering. Available as a monthly or annual subscription, Cricut Access subscribers enjoy a greater and ever-growing selection of more than 1.6 million images, over a thousand fonts, thousands of templates, and thousands of ready-to-make projects in our design library, as well as other members-only special features, like Background Remover and AI generation tools. Subscribers also receive discounts to Cricut.com and priority support. Cricut Access is $9.99 billed monthly or $95.88 billed annually. Cricut Access Premium, which includes all the benefits of Cricut Access, includes additional discounts and preferred shipping for an annual cost of $119.88. As of December 31, 2025, we had just over 3.09 million Cricut Access subscribers.
Cricut Extensions, Accessories, and Materials
We sell a broad range of extensions, accessories, and materials designed to work seamlessly with our connected machines. Cricut materials give users peace of mind with a brand they trust for durability, selection, and compliance. We sell a wide range of project materials including adhesive vinyl, iron-on vinyl, cardstock, and Infusible Ink (cuttable sublimation ink). Machine and hand tools also support multiple forms of creativity, from fine point blades for vinyl and cardstock, to rotary blades for fabric, to knife blades for leather and softwood. Handheld tools from scissors, to weeding tools, to rulers, complete the Cricut ecosystem for a full-brand offering made for the discerning consumer. We offer thousands of SKUs within our Cricut extensions, accessories, and materials at a variety of price points.
How We Go to Market
Many of our users hear about our products through word-of-mouth. With 89% of our users creating products for their friends and family, word-of-mouth marketing continues to be one of the most efficient and effective ways we attract new users. In 2025, 35% of new users first heard about Cricut through friends and family. We also use digital and social media marketing to attract users.

We sell our connected machines, accessories, and materials globally through our brick-and-mortar and online retail partners, as well as through our website at Cricut.com. Our partners include major retailers such as Amazon, Best Buy, Costco, Hobby Lobby, HSN, Michaels, Target, and Walmart, along with many others. We also sell our products, including subscriptions to Cricut Access, on Cricut.com. In 2025, 31% of our revenue was generated through brick-and-mortar sales and 69% was generated through online channels.
Our Competitive Strengths
Our competitive strengths include:
Our Vertically Integrated Platform Encourages Continual Engagement. Our platform accompanies a user from an idea to a finished project, with Cricut providing the connected machines, design app, digital content, accessories, and materials to make this a seamless journey. Users’ engagement with our platform typically begins with a project idea. In our design app, users can browse and search among a wide range of images, fonts, templates, guided flows, and projects published by Cricut, by artists enrolled in our Contributing Artists Program, or made and shared by other users on our platform. Users can use that digital content to immediately design a project, or can like, bookmark, or organize it in collections for later use. During the design-and-make process, Cricut provides easy-to-use software tools, upload capabilities for external content, and project-specific guidance along the way. This supports users in making a successful finished project. Finally, users can share their finished projects with the platform community, inspiring others and starting the process over again.
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
We Designed our Platform to Constantly Evolve so We Can Find New Ways to Delight Users. We constantly innovate and offer new features and improvements to existing ones to provide users with new capabilities for their existing connected machines. New features are integrated seamlessly into existing connected machines with updates to our software, infrastructure, and content. We continuously improve our software to address the unique needs our users have when crafting. For example, in 2025, we made significant improvements to simplify the overall user experience, including step-by-step guided flows within Design Space for vinyl decals, iron-on t-shirts, folded cards, cardstock cutouts, insert cards, and stickers and labels. We also introduced AI functionality that enables users to generate unique, cut-ready images from text prompts and reference image uploads for personalized crafting projects like stickers, decals, and more. In addition, we expanded the Contributing Artists Program, which launched in 2022, to over 1.2 million images.
We Have a Strong and Loyal Community of Users. Many of our users become deeply engaged in our creative community and loyal to our brand. Each project becomes an opportunity to create a conversation – our users share, inspire and teach each other. Our community of nearly 5.9 million Active Users as of December 31, 2025, creates a reinforcing network effect. The number of projects made and shared physically or digitally continues to grow over time. This engagement generates even more shared projects and word-of-mouth that in turn helps to grow our community.
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
Our Growth Strategy
These are key elements of our growth strategy:
Reach More Users. As of December 31, 2025, we had nearly 5.9 million Active Users. We have a significant opportunity to bring more users to our platform by enhancing our brand and product awareness. We intend to pursue this opportunity in part through digital advertising, social media and influencer marketing, retail partners, public relations, and word-of-mouth referrals.
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
•Cutting-Edge Innovation, Beautiful Design, and Ease of Use. We invest substantial resources in research and development to enhance our platform, develop new products and features, and improve our user experience. Our hardware innovation harnesses the power of technologies typically found only in professional robotics, computer numerical control machinery, and other automated commercial devices. Examples of our cutting-edge innovation include: 1. Cricut Venture, launched in 2023, addressing key needs our consumers asked for relating to maximization of cutting area and batch making, and 2. Cricut Maker 4, launched in 2025, addressing a desire for faster cutting and the inclusion of materials required to make a project right out of the box. Our software integrates our connected machines with the rest of our platform and enables a seamless creative experience for our users. Our hardware and software are beautifully designed to be easy-to-use, so that users can be their creative best.
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
•Cut Smart Technology, Adaptive Tool System and QuickSwap Housings. In 2014, we transformed the household electronic cutting machine market with the introduction of our Cut Smart technology on Cricut Explore. This allows our connected machines to cut and draw on materials through machine mat and carriage plot movements, while our servo motors apply a precise amount of cut force tailored to each material so there is no need for users to manually adjust blade depth, cut force, or speed. Later, in 2017, with the release of Cricut Maker, we further innovated by introducing our Adaptive Tool System, which deepens and enhances our connected machine movements by adding additional control from the tool housing itself. Through the interlocking of gears with the machine carriage, our Adaptive Tool System (currently available only on Cricut Maker family) can actively turn the blade during operation. This third juncture point allows Cricut Maker to intelligently control the direction of the blade and cut pressure to match the material, enabling experiences like machine cutting fabric with a rotary blade or using our knife blade to machine cut thicker materials like matboard and basswood. In addition to this multi-dimensional movement, our Adaptive Tool System also allows our users to install one machine tool housing that can be easily changed to have varying tips, something we aptly call QuickSwap. While Cricut Maker was released with only four tools initially, together with our Adaptive Tool System and QuickSwap housings, we have since empowered Cricut Maker users with the use of more than 10 tools. Our connected machines are durable, built to last and designed with this level of extensibility to quickly enable new uses as they are designed and brought to market.
•Optimized Accessories and Materials. While our connected machines work with a wide variety of accessories and materials regardless of brand, using Cricut-branded products brings added benefits. For example, with our Smart Materials line (including Smart Vinyl, Smart Iron-On, Smart Paper, and Smart Label), our users can load these materials into their connected machines without the need for a separate cutting mat, allowing users to create more efficiently and design larger projects. Our sourcing, quality assurance and materials teams go to great lengths to ensure all Cricut-branded accessories and materials (including Smart Materials, as well as cardstock, vinyl, transfer tape, leather, hand tools and others) are calibrated and purpose-built to work hand-in-hand with Cricut connected machines, as well as interplay well with other Cricut products. Our materials database works best with these Cricut-branded accessories and materials, thereby allowing our users to create quicker with more predictable results.
•Content Development and Production. The breadth and depth of our growing content library comes as a direct result of the data-driven approach we use to gain insights into our users’ preferences and behavior. Using real-time data points, we observe the use patterns and other aggregated data to predict future trends or gaps in our content offering. Using these key learnings, we select ideas, themes and content categories that ultimately inform and shape our product development cycle. In addition to images, fonts and projects, we now also provide our users with templates, which include easily customizable content and are designed specifically for our most popular project types, such as vinyl decals, iron-on t-shirts, cards, and more. By partnering with professional illustrators, project designers, and subject matter experts, both internally and externally, we create tailor-made content offerings that beautifully complement our platform. Whether through the creation, acquisition or licensing of varied creative assets, our content teams then use a proprietary process to convert these images, fonts, templates and projects into content specifically optimized to integrate with our connected machines and Cricut-branded accessories and materials seamlessly. The output of this content lifecycle results in authentic, on-trend and high-quality images, fonts, templates and projects we offer our users for à la carte purchase or as a part of our Cricut Access subscriptions. As we diversify our content categories and further expand internationally, we will continue to develop localized and meaningful content shaped to meet the language, needs and preferences of our growing global user base. As our user base expands, demand for content is higher than ever. To scale our Design Space library and better support Cricut Access, we launched our Contributing Artist Program (CAP), which gives artists the opportunity to upload their artwork, and once approved by Cricut, it is ready to use in Design Space. Artists get compensated when members use their artwork. As we continue to expand the breadth, depth and editability of our content library, we also continue to expand our platform to serve the needs of our users when their content inspiration is a very unique idea. Through our new generative AI tool, users can simply enter a text prompt to describe their vision, upload an image to represent it, or do both, and generate a tailor-made image optimized for use in Design Space. This tool complements our ever-growing content library and rapidly improving search capabilities to help all members bring their unique visions to life.

•Unified Integration Between Hardware, Materials, Software and Content. Our design, engineering, product, and content teams work hand-in-hand to bring our products to life, from conception and validation to implementation. We work hard to build strong synergies across teams to successfully launch products that address new creative categories. One such example is evident with Cricut Insert Cards. Collaborating with our hardware engineering and machine teams, our materials team developed a colorful array of newly designed pre-scored and pre-cut cardstock greeting cards, complete with decorative inserts and envelopes. Utilizing a patented card mat to hold these cards in place during operation, Cricut machines can cut and draw professional-looking handmade cards. In its initial integration, users could make cards from a library of hundreds of ready-to-make projects in Design Space. Since then, the collaboration between our teams further deepened this ecosystem integration through the introduction of a guided flow in Design Space. With guided flows, available for Insert Cards but also for other popular project types such as vinyl decals, iron-on t-shirts, print-then-cut stickers, and more, our users now have access to thousands of customizable templates optimized for each project type, and benefit from a more hands-on assistance throughout the design, make and assembly process. This type of unified integration by and between our hardware, software, content and accessories and materials provides an outcome to our users with a value much greater than the sum of its individual parts.
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
Our Employees. Our culture is important to us and is what we strive to maintain in good times and bad. As of December 31, 2025, we had over 700 employees of which 185 lived outside of the United States. As of December 31, 2025, we had employees in 29 states and 25 countries. We believe the diversity of background and thought that this growth has infused into our company is a great strength and will continue to be as we continue to grow and expand around the world. We consider our relations with employees to be good. None are covered by collective bargaining agreements or are represented by a labor union.
Employee Well-Being. U.S.-based employee incentives and benefits include medical, life, disability, vision, and dental insurance coverage, 401(k) retirement plans with company matching contributions, and paid time off. We emphasize “acting like an owner” and in support of the mantra have awarded equity to much of the team. Furthermore, our employee assistance program offers confidential guidance and resources to employees and their household family members, including unlimited counseling sessions, access for financial and legal advice, and services to assist with childcare, elder care, pet care, and vacation planning. Additionally, Cricut provides opportunities for employees to privately support its members and select community organizations that are aligned to our mission to help people lead creative lives. While support is primarily provided in the form of product donations, it also includes employees’ time in providing crafted projects. The majority of Cricut employees operate on a hybrid model, working in-office Monday through Thursday and the option to work virtually on Friday. Policies and practices are in place to ensure adherence to occupational safety within each office.
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
As of December 31, 2025, we had 97 issued patents in the United States, which are expected to expire at various times between March 24, 2026, and November 14, 2045, as well as 237 issued patents in non-U.S. jurisdictions, which are expected to expire at various times between January 16, 2026, and February 4, 2050. We also had 49 pending patent applications in the United States and 108 pending patent applications in non-U.S. jurisdictions. These issued patents and pending patent applications are intended to protect our proprietary inventions that are relevant to our business. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines and logos in the United States and other jurisdictions to the extent we determine appropriate and cost-effective. We also have common law rights in some unregistered trademarks that were established over years of use. As of December 31, 2025, we had a total of 20 registered trademarks in the United States and 80 registered trademarks in non-U.S. jurisdictions. We also have registered domain names for websites that we use in our business, such as Cricut.com and other variations.
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
Manufacturing, Supply Chain and Fulfillment
We currently outsource the manufacturing of our connected machines, accessories and materials to third-party contract manufacturers located primarily in Malaysia, China, Thailand and South Korea. We believe outsourcing our manufacturing function promotes more flexibility and scalability in our operations, and we continue to monitor the impact and potential impact trade restrictions, and retaliatory measures implemented by U.S. trading could have on our business.
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
Sales and Marketing
Sales Channels
We sell our products primarily through our third-party brick-and-mortar and online retail partners, as well as through our website at Cricut.com. We also sell to a network of distributors in over 50 countries who resell our products primarily to international brick-and-mortar and online retail partners and on a limited basis to U.S. brick-and-mortar and online retail partners. In 2024, 65%, and in 2025, 69% of our revenue was generated through online channels, respectively. Our sales and channels team located in the United States support both the onboarding of new brick-and-mortar and online retail partners as well as account management of existing brick-and-mortar and online retail partners. We also have an international sales and marketing force in the United Kingdom, Australia, across Western Europe, South Africa, Middle East, Singapore, Mexico, and Brazil, to drive sales and whose reach spans into many jurisdictions across the globe. We continue to grow our revenues within our international markets and in 2024, 22%, and in 2025, 24% of our overall revenue came from our international business.

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
As of December 31, 2024 and December 31, 2025, we did not have any customers that represented 10% or more of our consolidated revenue. We also currently offer our products through our website at Cricut.com, which can be purchased directly by users in the United States, Canada, the United Kingdom, Ireland, France, and Germany. Users can also purchase subscriptions to Cricut Access and Cricut Access Premium through our website or through Cricut’s design app on Android and iOS devices. Additionally, users can make in-app purchases of images, fonts and projects à la carte on our platform and through our design app. We drive consumers to our website and platform primarily through word-of-mouth marketing channels and the use of low-cost marketing channels like social media.
We believe our omni-channel strategy enables us to target a diverse consumer base.
Marketing
Cricut marketing efforts keenly focus on building brand and product awareness, driving conversion, and engaging the community to attract new users and retain existing users. Our loyal community of millions of users — empowered with a platform designed for sharing — are our best and most effective marketing tools, helping to generate robust word-of-mouth referrals, which have been significant drivers of our growth. With 89% of our users, as of December 31, 2025, creating projects for their friends and family, word-of-mouth marketing continues to be paramount to our operational success. Crafting inspires feelings of accomplishment in our users, which promotes repeat use of our products and re-engagement in our platform and community.
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
We intend to continue to invest resources to build our brand and community, including employing digital advertising, such as social media ads, video ads, and influencer posts. Our marketing efforts prioritize the customer journey to ensure that when consumers interact with the Cricut brand, we’re creating positive experiences that people will remember. Our digital advertising creates brand awareness with the right audiences, and our content through third-parties, retail and influencer partnerships, social media, and the Cricut.com website supports better education of our product and offering for audiences to understand how we fit into their lives. Throughout the entire buying experience — the first moment that someone sees a Cricut logo or hears the Cricut name to the moment they decide to click the buy button — consumers become increasingly more familiar with what we do. Significant time and resources also go towards training our Cricut community management and Member Care teams to address issues relating to our products and services to reduce negative impacts on our users’ experience.
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
As of December 31, 2025, we had over 291 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to further improve our software, and the ease of use and functionality of our connected machines and platform and to expand our accessories and materials offerings.
Government Regulation
We are subject to a variety of U.S. federal and state laws and foreign laws and regulations that involve matters central to our business, many of which are still evolving and could be interpreted in ways that could harm our business. These laws and regulations include laws governing, among other areas, privacy, data protection, information security, content regulation, intellectual property, competition, consumer protection, e-commerce, product liability, marketing, advertising, trade (e.g., sanctions, export controls and tariffs), telecommunications, national security, government contracts, anti-corruption, and taxation. These laws and regulations are often complex, sometimes conflict with or contradict other laws, and are frequently evolving. Laws and regulations may be interpreted, applied, created, amended, and enforced in different ways in various locations around the world, posing a significant challenge to our increasingly global business. Compliance with these laws may be costly, and violations of these laws and regulations could result in fines, criminal sanctions, reputational damage, or other penalties.
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
The United Kingdom has also adopted a data protection regime generally tracking the GDPR (combining the GDPR and the Data Protection Act 2018), which potentially authorizes fines similar to those under the GDPR and the Data Protection Act 2018 and other potentially divergent enforcement actions. The United Kingdom made targeted amendments to this data protection regime in 2025. Furthermore, there will be increasing scope for divergence in application, interpretation and enforcement of data protection law between the United Kingdom and the EU. We continue to monitor and review the impact of any resulting changes to EU or United Kingdom law that could affect our operations, which could also increase our risk and compliance costs.
The California Consumer Privacy Act, or CCPA, became effective in January 2020 and was subsequently amended by the California Privacy Rights Act. CCPA gives California residents various rights with regard to their personal information, including to access and delete their personal information, to opt out of certain sales and sharing of personal information, and to receive detailed information about how their personal information is collected and used. The CCPA also provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. Similar legislative developments in numerous other states also have been enacted or proposed. Federal privacy legislation also has been proposed. These developments create the potential for a patchwork of overlapping but different laws, and increase our risk and compliance costs.
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
•our inability to meet the challenges resulting from fast-paced changes in technology, including the use of artificial intelligence and machine learning;
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

Our revenue growth rate and financial performance have fluctuated in recent periods and may not be indicative of our future performance, and we expect our revenue growth rate to be lower than growth rates we experienced in prior years.
We experienced rapid revenue growth through 2021 and experienced a reduction in revenue since then, with revenue of $765.1 million, $712.5 million, and $708.8 million for the years ended December 31, 2023, 2024 and 2025, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior years due to a number of reasons, including more challenging comparisons to prior periods, slowing demand for our platform and products, increasing competition, a decrease in the growth of our overall market and our failure to capitalize on growth opportunities. For example, we saw significant growth in sales during the COVID-19 pandemic in 2020 and 2021 but saw a reduction in sales in 2022, 2023, 2024 and 2025. There can be no assurance that sales will return to 2020 and 2021 levels in the future or that we will be able to continue to significantly grow our revenue. Our rate of adding new users has declined over the last four years in comparison to 2020 and 2021, and the number of Paid Subscribers could remain flat or decline.
If we are unable to anticipate user preferences and successfully develop and introduce new, innovative and updated products in a timely manner, our business may be adversely affected.
Our success in maintaining and increasing our user community depends on our ability to identify trends, as well as to anticipate and react to changing preferences, which cannot be predicted with certainty. If we are unable to introduce new or enhanced products, or additional designs and projects, in a timely manner, if such new offerings are not accepted by our user community or if our competitors introduce similar offerings faster than we do, our business may be adversely affected. We also need to successfully educate our users on new offerings or improvements to current offerings. Moreover, our new offerings may not receive market acceptance if preferences change rapidly to different types of personal DIY offerings or away from these types of offerings altogether. Our future success depends in part on our ability to anticipate and respond to these changes as well as to improve the user experience in each aspect of our business. For example, some users find our connected machines to be challenging to use or may require user education in order to operate them efficiently or have the best user experience. If we are not able to make our connected machines easier to use or improve user education and experience, it may have an adverse effect on our business. Alternatively, our more experienced users potentially may not appreciate our efforts to simplify or streamline the user experience they may be accustomed to. In addition, failure to anticipate and respond in a timely manner to changing user preferences could lead to, among other things, reduced word-of-mouth referrals, lower sales, lower subscription rates, pricing pressure, lower gross margins, discounting of our existing products and excess inventory levels.
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
Moreover, we must successfully manage the introduction of new or enhanced products and product offerings, which could adversely affect the sales of our existing products. For instance, users may choose to forgo purchasing existing connected machines in advance of new product launches, and we may experience higher returns from users of existing products after a new product launch occurs. As we introduce new or enhanced products, we may face additional challenges related to managing a more complex supply chain and manufacturing process, including the time and cost associated with onboarding and overseeing additional suppliers, contract manufacturers and third-party logistics partners. As we develop, acquire, and introduce new technologies, including those that may incorporate artificial intelligence and machine learning, we may be subject to new or heightened legal, ethical, and other challenges, including the ability to innovate as quickly as our competitors as well as increased research and development expenses and other unanticipated expenses, including but not limited to, costs associated with potential increased AI usage and image storage. We may also face challenges managing the inventory of new or existing products, which could lead to excess inventory and discounting of such products. Users may negatively react to changes we introduce to products and product offerings. In addition, new or enhanced products may have varying selling prices and costs compared to legacy products, which could negatively impact our gross margins and results of operations.
We derive a significant portion of our revenue from sales of products, particularly our connected machines, and a decline in sales of our connected machines would adversely affect our future revenue and results of operations.
We derive a significant portion of our revenue from sales of products, particularly our connected machines. Our connected machine revenue remained flat at $192.4 million for the year ended December 31, 2025 and $192.4 million for the year ended December 31, 2024. Any factors adversely affecting sales of our connected machines, including introduction by competitors of comparable machines at lower price points, a maturing product lifecycle, shortages in our supply or inventory of connected machines, a decline in consumer spending, an increase in second-hand machines, or other factors discussed elsewhere in this Risk Factors section, could result in a decline in sales of our connected machines, which would adversely affect our future revenue and results of operations.
Moreover, because we derive a significant portion of our platform and accessories and materials revenue as an extension of the sales and use of our connected machines, any material decline in the sales and use of our connected machines would also have a pronounced impact on platform and accessories and materials revenue, which would adversely affect our future revenue and results of operations. For example, accessories and materials revenue decreased by $18.2 million, or 8.8%, to $188.9 million for the year ended December 31, 2025 from $207.1 million for the year ended December 31, 2024. In addition to sales of our connected machines, accessories and materials revenues are influenced by multiple factors, some of which can be hard to isolate in a given time period. These factors include retailer demand, currency, consumer buying behavior (pantry loading), promotional activity, competition, and engagement (defined by consumer cutting behavior and therefore consumption of materials). Each of these can have an impact on accessories and materials revenue in different time frames that are hard to estimate. Our efforts to increase our sales of accessories and materials may not have the desired effect.
Our results of operations could be adversely affected if we are unable to accurately forecast consumer demand for our products or adequately manage our inventory, the manufacturing capacity of our contract manufacturers or their component supply.
Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products, changes in demand for the products of our competitors, unanticipated changes in general market or economic conditions or changes in consumer confidence in future economic conditions. This risk may be exacerbated by the fact that we may not have the manufacturing capacity or supply-chain flexibility to satisfy short-term demand increases. If we fail to accurately forecast consumer demand, we may experience insufficient or excess inventory levels or a shortage or surplus of products available for sale. If we underestimate demand or are otherwise unable to meet consumer demand, we could experience loss of revenue, reputational harm and damaged relationships, including through social media or other communications from our community, and adversely affect our business, financial condition and results of operations. If we forecast inventory levels in excess of consumer demand, this may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and premium nature of our brand image. While supply chain conditions improved during 2023, 2024 and 2025, if our supply chain faces challenges again, it could put pressure on margins.
We depend on sales to brick-and-mortar and online retail partners, including a limited number of sophisticated key brick-and-mortar and online retail partners. The loss or substantial decline in volume of sales to any of our key brick-and-mortar and online retail partners could adversely affect our financial performance.
Our financial performance has been and will continue to be significantly determined by our success in attracting and retaining brick-and-mortar and online retail partners. For the year ended December 31, 2024, our top seven brick-and-mortar and online retail partners accounted for 30% of total revenue. For the twelve months ended December 31, 2025, our top seven brick-and-mortar and online retail partners accounted for 31% of total revenue. We anticipate that a similar level of concentration will continue for the foreseeable future.
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
If the financial condition of one or more of our key brick-and-mortar and online retail partners weakens, a key retailer stops selling our products or uncertainty regarding demand for some or all of our products causes one or more of these brick-and-mortar and online retail partners to reduce its ordering and marketing of our products, it could decrease revenue from sales to brick-and-mortar and online retail partners and adversely affect our total revenue. Financial difficulties for one or more of our key brick-and-mortar and online retail partners could also expose us to financial risk if such retailer were unable to pay for the products purchased from us. We may not be able to collect our receivables from our brick-and-mortar and online retail partners, or we may incur significant expense in attempting to collect receivables, which would materially and adversely affect our profitability and cash flows from operations. Cricut’s sales to customers are typically made on credit terms without collateral. A bankruptcy, financial distress, or restructuring of one of our brick-and mortar or online retail partners could result in our inability to collect receivables, and in some cases require us to return money previously received from the partner as directed by the bankruptcy court. For example, in January 2025, our customer JOANN, Inc. announced it had filed for Chapter 11 bankruptcy and in February 2025 announced that it would liquidate and discontinue business. All of JOANN, Inc.’s brick-and-mortar locations closed by the end of May 2025. While JOANN, Inc.’s bankruptcy has not had a material adverse effect on our business, results of operations or financial condition, there can be no assurance that the bankruptcy, financial distress, or restructuring of one of our brick-and-mortar or online partners would not have such an effect. In addition, current deteriorating general economic conditions, inflationary pressures affecting the pricing of our products or otherwise, and changes in consumer spending preferences or buying trends could have an effect on sales through our brick-and-mortar and online retail partners.
Our long-term growth is dependent upon our ability to increase online sales through the websites of our brick-and-mortar and online retail partners as well as through our own website. If we do not effectively grow our online channels while reducing our reliance on our other sales channels, our business, financial condition, results of operations and profitability could be harmed.
Our ability to grow revenue and increase our profitability depends in part upon our ability to successfully implement certain strategic go-to-market initiatives, including expanding our online sales presence while continuing to work with key brick-and-mortar and online retail partners. Our online sales include online sales through the websites of our brick-and-mortar and online retail partners as well as through our own website Cricut.com. In the year ended December 31, 2023, 62% of our revenue was generated from these online channels. In the year ended December 31, 2024, 65% of our revenue was generated from these online channels. For the twelve months ended December 31, 2025, 69% of our revenue was generated from these online channels. There can be no assurance that online sales will remain at these levels in the future or that we will be able to continue to significantly grow our online channels.

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
As our product categories mature, new competitive forces and competitors may emerge. As we expand our product offerings, we may begin to compete in new product offerings with new competitors. Our competitors may develop, or have already developed, products, features, content, services or technologies that are similar to ours or that achieve greater market acceptance, undertake more successful product development efforts, create more compelling employment opportunities or marketing campaigns or may adopt more aggressive pricing policies. Our competitors may develop or acquire, or have already developed or acquired, intellectual property rights that significantly limit or prevent our ability to compete effectively in the public marketplace. In addition, our competitors may have significantly greater resources than we do or may introduce product features and/or technologies, including artificial intelligence and machine learning capabilities, sooner than we do, allowing them to identify and capitalize more efficiently upon opportunities in new markets and consumer preferences and trends, quickly transition and adapt their products, devote greater resources to marketing and advertising or better position themselves to withstand substantial price competition. While we continued to focus in 2025 on launching new innovation and consumable products, specifically for e-commerce channels, which has resulted in market share gains, if we are not able to compete effectively against our competitors, they may acquire and engage our users or generate revenue at the expense of our efforts, which could adversely affect our business, financial condition and results of operations.
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
If we are unable to sustain pricing levels for our platform services and products, including our bundles, whether due to competitive pressure or otherwise, our gross margins could be significantly reduced. Our portfolio of connected machines, extensions, accessories and materials and bundles are available at a variety of price points, and subscription offerings range from $9.99 per month to $95.88 per year for Cricut Access or $119.88 per year for Cricut Access Premium, which includes all of the benefits of Cricut Access as well as additional discounts and preferred shipping.
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
Many of our accessories and materials, including adhesive vinyl, iron-on vinyl, paper, stationery, stickers and other merchandise, are also offered by our competitors at lower prices or with free or accelerated shipping timelines that we either are unable to or choose not to match. Accordingly, if a user runs out of materials during a project, they may opt to purchase a replacement from a competitor or other online retail partner, such as Amazon, to receive one or two-day shipping, which we may not be able to offer. In addition, many of our competitors discount our accessories and materials or competitors’ accessories and materials at significant levels, and, as a result, we may be compelled to change our discounting strategy, which could impact our business and results of operations. If in the future, due to competitor discounting, shipping or other marketing strategies, we significantly reduce our prices on our products without a corresponding increase in sales volume, it would negatively impact our revenue and could adversely affect our gross margins and overall profitability.
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
We have grown rapidly in prior years and face risks associated with the growth of our business. If we are unable to manage our growth and the complexity of our business effectively, our brand, company culture and financial performance may suffer.
We have grown rapidly in prior years and continue to appropriately scale our business as we implement our growth strategy. For example, our revenue peaked in 2021 at $1.3 billion before reducing to $765.1 million in 2023, $712.5 million in 2024, and $708.8 million in 2025. In addition, between December 31, 2023 and December 31, 2024, our employee headcount decreased from over 690 to over 640, and as of December 31, 2025, our employee headcount was over 700. In March 2024, due to the challenging macroeconomic environment and with the goal of maintaining the health and sustainability of the company, we implemented a workforce reduction which impacted approximately 8% of Cricut employees. While we do not expect headcount growth to continue at the same pace as in recent years, we may choose to significantly increase headcount again in the future. Further, as we grow, our business becomes increasingly complex, particularly for a company of our relative size.
To effectively manage and capitalize on our growth opportunities, we must continue to forecast demand and manage our supply chain, expand our sales and marketing, focus on innovative product development, upgrade and secure our management information systems and other processes and obtain more space for our expanding staff. Our continued growth and complexity could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training and managing a diffuse and growing employee base. Failure to appropriately scale with growth, improve ease of use and user experience, launch new products in new categories, and strategically expand internationally, could harm our future success, including our ability to effectively focus on and pursue our corporate objectives. Moreover, the complicated nature of our business, in which we design our own products, develop our own design apps, rely on third-party manufacturers and sell our products through brick-and-mortar and online retail partners, as well as through our website, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business at an effective rate. If we do not adapt to meet these evolving challenges, including hiring and maintaining the right number of employees for each aspect of our business, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products may suffer and our company culture may be harmed.
Our growth strategy contemplates an increase in our advertising and other sales and marketing spending, which represented 16%, 20% and 22% of revenue in 2023, 2024 and 2025, respectively. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated, and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.
The complexity of our business and rapidly evolving nature of the market in which we sell our products, raises substantial uncertainty concerning how these markets and other economic factors beyond our control may develop and reduces our ability to accurately forecast quarterly or annual revenue. Failure to manage our future growth effectively could adversely affect our business, brand, financial condition and results of operations.
Our business is affected by seasonality.
Our business has historically been influenced by seasonal trends. We generate a disproportionate amount of sales activity related to our products during the fourth quarter, due in large part to seasonal holiday demand. For example, in 2023, 2024 and 2025, our fourth quarter represented 30%, 29% and 29% of total revenue for the year, respectively. Our promotional discounting activity is also higher in the fourth quarter, which negatively impacts gross margin during this period. Accordingly, adverse events that occur during these months could have a disproportionate effect on our results of operations for the entire fiscal year. In contrast, sales of accessories and materials typically slow in the second quarter of the year in connection with school summer holidays. Seasonality in our business can also be skewed by macroeconomic factors, such as inflation and reduction in consumer demand. In addition, seasonality can be affected by introductions of new or enhanced products, including the costs associated with such introductions. Furthermore, our rapid growth in prior years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. For example, we experienced significant growth in sales in 2020 and 2021 but have seen a reduction in sales in 2022, 2023, 2024, and 2025. Accordingly, yearly or quarterly comparisons of our results of operations may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Moreover, we experienced a significant increase in sales after the outbreak of the COVID-19 pandemic, but normalized full-time return to work trends have negatively impacted demand for our products and platform services, as have current deteriorating general economic conditions, inflationary pressures affecting the pricing of our products, and changes in consumer spending preferences and buying trends, and our sales activity may continue to diminish as a result. As a result of these factors, our rate of adding new users is declining in comparison to recent years and, in the short term, the number of Paid Subscribers could remain flat or decline. Accordingly, it can be difficult to predict the degree to which customer demand, seasonality, and uneven sales patterns of our customers will affect our business in the future.
Our quarterly results of operations and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.
Our quarterly results of operations and other operating metrics have fluctuated and may continue to fluctuate in the future, which may make it difficult to accurately forecast our future results. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. Our financial condition, results of operations and operating metrics in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including those discussed in this Risk Factors section and:
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
•changes in accounting standards, policies, guidance, interpretations or principles; and

•changes in business or macroeconomic conditions, lower consumer confidence, recessionary conditions, inflationary pressures, increased unemployment rates or stagnant or declining wages.
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
We believe that our growth depends on our ability to reach our market opportunity in terms of our serviceable addressable market, or SAM, which includes active creatives who we address with our current products and price points, and our total addressable market, or TAM, which includes potential creatives who we believe we can reach over the long term as we make products for new uses and products that are more accessible, even easier to use and available at a broad set of price points. We believe that in order to further penetrate our SAM and TAM, we must continually improve ease of use and user experience, launch new products in new categories and expand internationally. For example, some users find our connected machines to be challenging to use or may require user education in order to operate them efficiently or have the best user experience. If we are not able to make our connected machines easier to use or improve user education and experience, we may not be able to expand our SAM and TAM. Our SAM and TAM are representative of a broad demographic. However, historically we have served a largely female demographic representing 94% of our users as of December 31, 2025. We continue to explore additional offerings that address new categories that will appeal to a wider demographic. Any new offerings may not appeal to current consumer preferences and may not be accepted by our user community or potential new users. While we believe our growth depends on our ability to expand our sales into our SAM and our TAM, we cannot be certain that we will be successful in doing so.
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
Our top seven brick-and-mortar and online retail partners, measured by the revenue we derive from them, accounted for 30% of total revenue for the year ended December 31, 2024 and 31% for the year ended December 31, 2025. Gross margins from sales to retailers may decline as a result of a number of factors outside our control, including inflationary pricing pressures, tariffs, and our reliance on three primary contract manufacturers which hold influence over the supply chain. This may magnify the impact of variations in revenue and operating costs on our results of operations, which in turn could adversely affect our overall margins and profitability. We had in 2023, 2024 and 2025, and may continue to have in the future, low gross margins in the early stages of our relationships with certain brick-and-mortar and online retail partners, particularly international brick-and-mortar and online retail partners that often require significant ramp-up periods, which has and may in the future adversely affect our total revenue. To compete effectively, we have been, and may in the future decide to offer significant discounts to large brick-and-mortar and online retail partners at lower margins or reduce or withdraw from existing relationships with smaller brick-and-mortar and online retail partners, which could negatively impact our revenue and could adversely affect our gross margins and overall profitability.
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
Additionally, the loss of any key personnel could make it more difficult to manage our operations and research and development activities, reduce our employee retention and revenue and impair our ability to compete. In connection with and subsequent to our initial public offering, we entered into employment letters with our key personnel. These letters have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees.
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
We believe that our brand is important to our large and loyal community of users, many of whom become deeply engaged with our brand. Maintaining, protecting and enhancing our brand depends largely on the success of our marketing efforts, our ability to provide consistent, high-quality products, services, features, content and support and our ability to successfully secure, maintain and defend our rights to use the Cricut, Cricut Access, Cricut EasyPress, Cricut Explore, Cricut Maker, Design Space, and Cricut MugPress marks and other trademarks important to our brand or that we develop in the future. Our brand value also depends on our ability to maintain a positive user perception of our corporate integrity and culture. We believe that the importance of our brand will increase as competition further intensifies and brand promotion activities may require substantial expenditures. Our brand could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity, including through social media or other communications from our community. Unfavorable publicity about us, including our products, technology, Cricut Member Care, content, and personnel could diminish confidence in, and the use of, our products. In addition, negative publicity about our suppliers, including as a result of actual or perceived unfair labor practices, labor disputes or violations of laws or other obligations or issues unknown to us, could also have a negative impact on our reputation. Such negative publicity also could adversely affect the size, engagement and loyalty of our user base or the effectiveness of word-of-mouth marketing, and result in decreased revenue, or require us to expend additional funds for marketing efforts, which could adversely affect our business, financial condition and results of operations.

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
Additionally, we have suffered and are vulnerable to service interruptions experienced by Amazon Web Services and other providers, and we expect to experience interruptions, delays or outages in service availability in the future due to a variety of factors, including infrastructure changes, human, hardware or software errors, hosting disruptions and capacity constraints. Outages and capacity constraints could arise from a number of causes such as technical failures, natural disasters, fraud or security attacks. The level of service provided by these providers, or regular or prolonged interruptions in that service, could also affect the use of, and our users’ satisfaction with, our products and services and could harm our business and reputation. In addition, hosting costs will increase as user engagement grows, which could harm our business if we are unable to grow our revenue faster than the cost of using these services or the services of other providers. Any of these factors could further reduce our revenue or subject us to liability, any of which could adversely affect our business, financial condition and results of operations.
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
We generally provide a one-year limited warranty on our connected machines and customer satisfaction guarantees on certain other products, and we permit returns of certain products for a full refund within 15 days of receipt of order. We also offer an extended warranty program in the United States. Additionally, our brick-and-mortar and online retail partners and distributors provide users with their own respective warranty and/or return policies relative to our connected machines, accessories and materials and other Cricut products they sell, which in turn flow down to us as a contractual obligation and/or allowance that we must honor. The occurrence of any material defects in our connected machines or certain other products, or the flow-down obligations for brick-and-mortar and online retail partner and distributor returns, could result in an increase in product returns or make us liable for damages and warranty claims and/or returns in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition and cash flows if warranty claims were to materially exceed anticipated levels. In addition, we could incur significant costs to correct any defects, warranty claims or other problems, including costs related to product recalls. We have experienced negative publicity related to the perceived quality and safety of our products, including social media or other communications from our community, and we may experience such negative publicity in the future. Such negative publicity could increase the number of warranty claims made, affect our brand image, decrease user confidence and demand and adversely affect our financial condition and results of operations. Also, while our warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could adversely affect our business, financial condition and results of operations.
In addition to warranties supplied by us, including the extended warranty option we offer, our brick-and-mortar and online retail partners may offer the option for users to purchase third-party extended warranty and services contracts in some markets, which creates an ongoing performance obligation for such third parties beyond our warranty period. Extended warranties are regulated in the United States on a state level and are treated differently by each state. Outside the United States, regulations for extended warranties vary from country to country. Changes in interpretation of the insurance regulations or other laws and regulations concerning extended warranties on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future. Our failure or the failure of third parties to comply with contractual obligations or past, present and future similar laws could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could adversely affect our business, financial condition and results of operations.
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
Our products and platform services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, inflationary pressures, consumers’ individual savings-to-spend ratio, levels of unemployment, discretionary time and money available, tax rates and political factors, including war or other armed conflicts, including the current conflicts between Russia and Ukraine and in the Middle East. While we saw an increase in demand for our products and platform services during the COVID-19 pandemic in 2020 and 2021, our current revenue growth rates are declining compared to those years. There can be no assurance that sales will return to 2020 and 2021 levels in the future or that we will be able to continue to significantly grow our revenue. To date, our business has operated almost exclusively in a relatively strong economic environment. Current deteriorating general economic conditions, inflationary pressures affecting the pricing of our products, and changes in consumer spending preferences and buying trends are having an adverse effect on demand for our products. Further, a federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets. Unfavorable economic conditions or other related factors may lead consumers to delay or reduce purchases of our products and platform services, and consumer demand for our products and platform services may not grow as we expect. As a result of these factors, our rate of adding new users is declining in comparison to recent years and, in the short term, the number of Paid Subscribers could remain flat or decline. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and platform services could adversely affect our business, financial condition and results of operations.
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
We continue to analyze our exposure for taxes and related liabilities and have accrued $2.1 million as of December 31, 2025 for uncertain tax positions.
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
As is the case generally with contract manufacturers, our contract manufacturers may be vulnerable to capacity constraints and reduced component availability, and our control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply or when we introduce new products or features, is limited. In addition, we must rely on our contract manufacturers to manufacture our connected machines and other accessories and materials to our quality and performance standards and specifications. Delays, component shortages and other manufacturing and supply problems could impair the distribution of our connected machines and ultimately our brand, or could negatively affect our gross margins. Furthermore, certain of our contract manufacturers have in the past and may in the future experience adverse changes in their business conditions. Any adverse change in our contract manufacturers’ financial or business conditions could disrupt our ability to supply our products to our brick-and-mortar and online retail partners, distributors and online sales channels, and could negatively impact our ability to meet our forecasted consumer demand and to timely launch new products or features. In addition, our three contract manufacturers manufacture our connected machines at facilities located in Malaysia, with manufacturing of certain sub-assemblies and materials conducted in the People’s Republic of China, or China. Our other contract manufacturers are located in Malaysia, China, Thailand and South Korea. Manufacturing in these countries may be subject to political, economic, widespread health outbreaks, labor constraints, border closures, social and legal uncertainties that may harm our relationships with these parties, and may, in-turn increase supply risk, including the risk of supply interruptions. In particular, changes in Malaysia’s employment regulations, including increases to the national minimum wage and restrictions on migrant labor, could significantly harm our contract manufacturers’ ability to meet our expected manufacturing yields and costs.
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
If we overestimate our production requirements, we or our contract manufacturers may purchase excess components and build excess inventory. If we, or our contract manufacturers at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess components or products. In limited circumstances, we have agreed to reimburse our manufacturers for purchased components that were not used as a result of our decision to discontinue products or the use of particular components. If we incur costs to cover excess supply commitments, this would harm our business. If we underestimate our product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt the manufacturing of our products and result in delays or cancellation of orders from brick-and-mortar and online retail partners, distributors and online sales channels. We may be required to incur higher costs to secure the necessary production capacity and components to meet unanticipated demand, which could result in lower margins. While supply chain conditions improved during 2023, 2024 and 2025, if our supply chain faces challenges again, it could put pressure on margins.
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
We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which requires us to conduct due diligence on and disclose whether or not our products contain conflict minerals. These requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we may incur additional costs to comply with the potential disclosure requirements, including costs related to conducting diligence procedures to determine the sources of minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes or sources of supply to avoid such materials.

Significant increases in inflation, commodity prices or transportation costs may adversely affect the costs of our component suppliers and contract manufacturers, and we may be unable to pass on these higher costs to our brick-and-mortar and online retail partners or users.
Inflationary pressures impact the prices of components for our products and transportation resources. Significant increases in commodity prices, such as base metals (e.g. copper), alloys or plastic resins, or inflation could adversely affect the costs of our component suppliers and contract manufacturers and result in higher costs to us if we are unable to pass on the increased costs to our brick-and-mortar and online retail partners or users. Furthermore, transportation costs have fluctuated as a result of a variety of factors, such as capacity shortages, higher fuel prices and labor shortages, and we may not be able to pass such costs on to our brick-and-mortar and online retail partners or users. Our results of operations may be adversely affected if we are unable to secure, or are able to secure only at significantly higher costs, components for our products or adequate transportation resources.
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
One of the contract manufacturers that produces our connected machines is wholly-owned by a Chinese parent company, and many of the components that go into the manufacturing of our products, including our accessories and materials, are sourced from third-party suppliers in China. Our business therefore could be affected by social, political, regulatory or economic developments in China. For example, since 2018, the U.S. has imposed additional tariffs on many imports into the U.S. of Chinese-origin goods, including communications equipment products and components manufactured in and imported from China and China has also imposed tariffs on imports into China from the United States. (See also our risk factor “Recent and additional changes in U.S. taxes, tariffs, trade restrictions, or other trade policies affecting products produced in other countries, or similar recent or additional retaliatory changes by U.S. trading partners in response to these measures, could adversely affect our business.”) In addition, due to concerns with the security of products and services from certain telecommunications and video providers based in China, the U.S. government has enacted bans on the use of certain Chinese- and Russian-origin components, software, and systems either in items sold to the U.S. government or in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects). The U.S. government has already imposed, and it is possible that the U.S. government may in the future take additional measures to impose, (a) stricter export controls on items destined for China; (b) additional restrictions on the testing and import of certain components, software, and/or systems from China; and (c) additional duties on shipments made from China. Any of these actions could affect the profitability and/or stability of the manufacturing activities conducted by our key third-party manufacturing partners or introduce other risks to our business, including supply chain interruptions, substantially delayed or lost shipments, or increased expenses. In addition, the U.S. government may add additional parties to the Entity List, the List of Specialty Designated Nationals, the FCC’s Covered List, or other restricted party lists, which could harm our business or increase the cost of conducting our operations in China, and/or result in retaliatory actions against U.S. interests. We also depend on semiconductors made in Taiwan, and a worsening of the geopolitical situation involving China and/or Taiwan could affect our ability to procure these semiconductors. Further, the U.S. government has introduced various regulatory changes to its export controls regime since 2022 that have significantly affected the semiconductor manufacturing and semiconductor manufacturing equipment industries. Continued deterioration in trade relations or adverse developments in political, social or economic conditions in or affecting China or future unforeseen problems, including health pandemics or regulatory changes, could affect deliveries of our products to our retail partners or users, possibly resulting in business interruptions, substantially delayed or lost sales, loss of inventory or increased expenses that cannot be passed on to brick-and-mortar and online retail partners or users, any of which could ultimately have a material adverse effect on our business and financial results. In such an eventuality, we could be forced to relocate certain of our manufacturing, either temporarily or permanently, to another potentially costlier location or find alternative potentially costlier methods of shipping our finished products to brick-and-mortar and online retail partners and users. If any of our China-based suppliers for any of our components are unable to supply the components that our manufacturers need to meet anticipated consumer demand, our business would be materially and adversely affected.
Recent additional changes in U.S. taxes, tariffs, trade restrictions, or other trade policies affecting products produced in other countries, or similar recent or additional retaliatory changes by U.S. trading partners in response to these measures, could adversely affect our business.
A predominant portion of the products we sell is originally manufactured in countries other than the United States. Recent or further changes in U.S. laws that result in increased tariffs or other trade restrictions could adversely affect our business, including disruption in and cost increases for sourcing our merchandise and increased uncertainties in planning our sourcing strategies and forecasting our margins. Importing and exporting has involved more risk since the beginning of 2018, as there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several political leaders regarding the imposition of additional or escalated tariffs affecting foreign imports of certain materials. For example, beginning in 2018, the U.S. Trade Representative (the “USTR”) enacted additional Section 301 tariffs affecting the import of many Chinese products affecting items, with a combined import value of approximately $550 billion. The applicable Section 301 tariffs on some of these products have further increased since these tariffs were originally imposed, and additional tariffs are forthcoming, and additional tariffs are forthcoming (including an additional, yet-to-be-announced tariff rate on certain Chinese-origin semiconductors beginning in 2027). Between February 2025 and February 2026, the U.S. government began to impose significant additional tariffs of 10 to 145% on a broad range of products imported from China and other countries based on authorities asserted under the International Emergency Economic Powers Act (“IEEPA”). These additional U.S. tariffs implemented under IEEPA were rescinded on February 24, 2026, following a Supreme Court decision invalidating the use of IEEPA to authorize these tariffs. The availability, timing, and amount of any related refunds remain uncertain and subject to further legal, regulatory, and administrative action. However, the U.S. government subsequently announced plans to implement a new global “temporary import surcharge” of 15% on many of the same imported products beginning February 24, 2026, under authorities provided for in Section 122 of the Trade Act of 1974, supplementing existing non-IEEPA measures. Further tariffs may also be ultimately imposed following the initiation and completion of additional Section 301 tariff investigations. In addition, the U.S. Department of Commerce is completing Section 232 tariff investigations into imports of various products, including processed critical minerals and derivative products. In January 2026, the U.S. government placed an additional 25% Section 232 tariff on imports of certain advanced computing semiconductor chips. Additional tariffs may be imposed on these or additional products if the President deems such measures necessary based on the findings of these Section 232 tariff investigations. Considerable uncertainty remains regarding the scope, duration, and rate of current and newly announced tariffs, potential future modifications, and possible retaliatory or other actions that may be taken by U.S. trading partners in response to recent changes to U.S. trade policy.
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
In addition, the U.S. government has exercised additional trade-related powers in a manner that could have a material adverse impact on our business, financial condition or results of operations. For example, on May 15, 2019, then-President Trump issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of information communications technology in transactions that imposed undue national security risks. On December 5, 2024, the U.S. Department of Commerce published final rules in the Federal Register, establishing the terms under which the Department of Commerce may investigate transactions involving the use of information communications technology products or services provided by persons owned or controlled by certain nations, including China, and potentially to modify or prohibit those transactions. These rules took effect as of February 4, 2025. In addition, the White House, the Department of Commerce and other executive branch agencies have implemented additional restrictions and may implement still further restrictions that would affect conducting business with certain Chinese companies.

The trade and tariff policies of the U.S. and other countries are currently fluid and subject to further changes. As a result of recent changes to tariffs and other trade controls, our cost of goods imported from non-US sources increased substantially, and could increase further because of threatened increases in U.S. tariff rates on products imported into the U.S. Although we continue to work with our vendors to mitigate the impact of current or potential tariffs, there can be no assurance that we will be able to offset any increased costs. Other changes in U.S. tariffs, quotas, trade relationships, tax provisions, or the imposition of retaliatory tariffs on U.S. goods could also reduce the supply of goods available to us or increase our cost of goods. We may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in the laws and policies of the U.S. or its trading partners, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenue, reduce our profitability and negatively impact our business, financial condition, and the results of operations.
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
Although legal mechanisms have been designed to allow for the transfer of personal data from the United Kingdom, the EEA, and Switzerland to the United States, uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to personal data processing activities undertaken in researching, developing and marketing our products and services. For example, legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA, United Kingdom and Switzerland to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach agreement on or maintain existing mechanisms designed to support cross-border data transfers. Specifically, on July 16, 2020, the Court of Justice of the EU, or CJEU, invalidated the EU-U.S. Privacy Shield Framework. The same decision also imposed additional conditions with respect to use of the Standard Contractual Clauses, or the SCCs, to lawfully transfer personal data from Europe to the United States and most other countries. The Swiss Federal Data Protection and Information Commissioner also has stated that it no longer considers the Swiss-U.S. Privacy Shield adequate for the purposes of personal data transfers from Switzerland to the United States. On October 7, 2022, then President Biden signed an Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities, directing the United States to take certain steps to implement the EU-U.S. Data Privacy Framework or the DPF. Following a July 10, 2023 adequacy decision issued by the European Commission, the DPF, along with a United Kingdom extension to the DPF that allows the transfer of personal data from the United Kingdom to the U.S., or UK DPF Extension, are

available for companies to use to legitimize personal data transfers from the EEA and United Kingdom to the U.S. Further, a framework similar to the DPF, the Swiss-U.S. Data Privacy Framework, or Swiss-U.S. DPF, also has been established to facilitate the lawful transfer of personal data from Switzerland to the U.S. There have, however, legal challenges to the DPF, and it, the UK DPF Extension and the Swiss-U.S. DPF may be subject to legal challenges in the future from privacy advocacy groups or others. These and other developments may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the EEA, United Kingdom, and Switzerland to the United States. We may be required to take additional steps to legitimize any impacted personal data transfers and may be subject to increased costs of compliance and limitations on our vendors, contractors, consultants and us. On June 4, 2021, the European Commission published new SCCs. The CJEU’s decision, the revised SCCs, regulatory guidance and opinions and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, United Kingdom and Switzerland. More generally, we may find it necessary or desirable to modify our data handling practices, and our practices relating to cross-border transfers of data or other data handling practices, or those of our vendors, contractors and consultants, may be challenged and our business, financial condition and operating results may be adversely impacted. We continue to monitor and review the impact of any developments relating to cross-border data transfers from the EEA, United Kingdom and Switzerland that could affect our operations.
Further, the United Kingdom has established its own domestic regime with the UK General Data Protection Regulation, or UK GDPR, and other domestic data protection laws, such as the UK Data Protection Act of 2018, which provide for penalties for noncompliance of up to the greater of £17.5 million or 4% of worldwide revenues. Although the European Commission adopted an adequacy decision for the United Kingdom in June 2021 that allows for the continued flow of personal data from the EU to the United Kingdom, this decision may be revoked or modified and requires renewal after four years from the date of adoption. In February 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses, or the UK SCCs, to support personal data transfers out of the United Kingdom, which went into effect in March 2022. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain data. We cannot fully predict how United Kingdom data protection laws or regulations may develop in the medium to longer term or how the EU will treat the United Kingdom with respect to data protection issues, including those relating to data transfers to and from the United Kingdom. We continue to monitor and review the impact of any resulting changes to EU or United Kingdom law, or related developments, that could affect our operations.
The EU also recently extended its regulation of data processing to cover aspects of the processing of non-personal data with the EU’s Data Act, or Data Act, which became applicable on September 12, 2025, imposes certain data and cloud service interoperability and switching obligations to enable users to switch between providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and government access to, non-personal data outside the EEA. Depending on how the Data Act is implemented and interpreted, we may be required to adjust contract terms and technical measures for data portability in order to comply. These changes may result in additional compliance and operational costs, which may affect our business. Other jurisdictions also are considering, and in certain cases have adopted, obligations in connection with the processing of personal and non-personal data. Laws, regulations, and other actual or asserted obligations relating to privacy, data protection, information security, or the collection, use, transfer or other processing of data, including existing laws, regulations, and obligations, and new or modified laws, regulations, and obligations may impact our operations, and we may incur liabilities, expenses, costs and other operational losses relating to such laws, regulations, and obligations, including in connection with any measures we take to comply with them.
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
California has also enacted legislation affording consumers expanded privacy protections. The CCPA, which was amended by the CPRA, gives California residents various rights, including rights to access their personal information, request deletion of their personal information, opt out of certain sale sand sharing of their personal information, and receive detailed information about how their personal information is collected and used. The CCPA also provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches that may increase data breach litigation. Numerous other states have also enacted or proposed similar data privacy laws. For example, Virginia, Colorado, Utah, Connecticut, Florida, Montana, Oregon, Texas Tennessee, Delaware, Iowa, Indiana, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, Kentucky and Rhode Island have enacted similar laws that have gone into effect, or will go into effect through 2026. The CCPA, these other state laws and other proposed laws at the state and federal level in the United States are far-reaching and in certain cases are overlapping but different, resulting in further uncertainty and potentially requiring changes in our business practices and policies and our incurring, require us to incur additional costs and expenses in our efforts to comply.
Further, some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business.
With laws and regulations such as the GDPR, LGPD and CCPA imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, there is a risk that the requirements of these or other laws and regulations, or of contractual or other obligations relating to privacy, data protection, information security, or the storing, sharing, use, processing, transfer, disclosure and protection of data or other content, are interpreted or applied in a manner that is, or is alleged to be, inconsistent with our management and processing practices, our policies or procedures, or the features of our products and services. We may face challenges in addressing their requirements and making any necessary changes to our policies and practices, and we may find it necessary or appropriate to assume additional burdens with respect to data handling, to restrict our data processing or otherwise to modify our data handling practices and to incur significant costs and expenses in these efforts. Any failure or perceived failure by us to comply with our privacy policies, our privacy, data protection, data processing or information security-related obligations to brick-and-mortar and online retail partners, users or other third parties, or any of our other legal obligations relating to privacy, data protection, information security or the storing, sharing, use, processing, transfer, disclosure and protection of data or other content may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others, and could result in significant liability or cause our users to lose trust in us, which could adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our brick-and-mortar and online retail partners may limit the adoption and use of, and reduce the overall demand for, our products and services.
Additionally, if third parties we work with, such as vendors or developers, violate applicable laws or regulations or our contracts and policies, such violations may also put our users’ content and data at risk and could in turn adversely affect our business. Any significant change to applicable privacy laws or relevant industry practices could increase our costs and require us to modify our platform, design apps and features, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process user data or develop new design apps and features.
Cybersecurity risks could adversely affect our business and disrupt our operations.
Information technology helps us operate more efficiently, interface with users and brick-and-mortar and online retail partners, offer features for our products and services, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure necessary information technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of brick-and-mortar and online retail partners or users, business disruptions or the loss of or unauthorized access to personal information or personal data or loss or damage to intellectual property through a cyberattack or other security breach or incident. Cyberattacks and other means of attempting and causing security breaches and incidents, are becoming increasingly sophisticated, including as a result of the proliferation of artificial intelligence and machine learning. The use of artificial intelligence and machine learning may result in cybersecurity incidents that implicate the personal data of end users of such applications. Any cybersecurity incidents related to our use of artificial intelligence and machine learning applications could adversely affect our reputation and results of operations. We have been subject to cyberattacks and security breaches and incidents in the past, and cyberattacks, security breaches and incidents could expose us to a risk of lost, exposed or corrupted information, unauthorized disclosure of information, litigation and possible liability to employees, users, brick-and-mortar and online retail partners and regulatory authorities. Geopolitical conflicts and tensions may also increase our risks from cyberattacks and security breaches and incidents. In addition, a significant portion of our data and information is hosted in a cloud-computing environment, where design apps and data are hosted, accessed and processed through a third-party provider over a broadband Internet connection. Certain of our third-party service providers in cloud-computing environments have been and in the future may be, subject to outages, security breaches and incidents and cyberattacks. More of our and our service providers’ personnel have been working remotely in recent years, which increases the risks of cyberattacks and security breaches and incidents.
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
•tariffs and other non-tariff trade barriers, such as quotas and local content rules, as well as tax consequences;
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
We have relatively limited experience with international regulatory environments and market practices and may not be able to penetrate or successfully operate in the markets we choose to enter. In addition, we may incur significant expenses as a result of our international expansion, and we may not be successful or may not execute our strategy successfully. We currently face limited brand recognition in certain parts of the world that could lead to non-acceptance or delayed acceptance of our products by consumers in new markets. Our failure to successfully manage these risks could harm our international operations and adversely affect our business, financial condition and results of operations.
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
The United States and various foreign governments have imposed controls, license requirements and restrictions on the import and/or export of certain technologies, products, software and services. Compliance with applicable regulatory requirements regarding the export of our products and services may create delays in the introduction of our products and services in some international target markets, prevent our international users from accessing our products and services, and, in some cases, prevent the export of our products and services to some countries or users altogether.
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
Failure to comply with anti-corruption, anti-bribery, and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
We operate a global business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act and possibly other anti-corruption and anti-bribery laws and anti-money laundering laws in countries in which we conduct activities. These laws prohibit companies and their directors, officers, employees and third-party business partners and intermediaries, representatives, contractors and agents from corruptly promising, authorizing, offering or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any improper advantage.
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
If U.S. or foreign tax laws further change or the way in which such laws are implemented change, if our current or future structures and arrangements are challenged by a taxing authority, or if we are unable to appropriately adapt the manner in which we operate our business, we may have to undertake further costly modifications to our international structure and our tax liabilities and results of operations may be adversely affected. For example, the United States enacted the Inflation Reduction Act of 2022, which imposes a 1% excise tax on certain stock repurchases (including potentially pursuant to our stock repurchase program) and a 15% alternative minimum tax on adjusted financial statement income. In addition, the One Big Beautiful Bill Act (the “OBBB Act”) was signed into law on July 4, 2025 and introduced significant changes to U.S. federal tax law. We are continuing to evaluate the full impact of the OBBB Act on us. Further, the Organization for Economic Co-Development has proposed a global minimum tax of 15% (“Pillar 2”), which has been and is being adopted by EU member countries and certain other jurisdictions. The United States has withdrawn support for Pillar 2, but the G7 and the U.S. Treasury Department announced an agreement that the U.S. international tax regime will operate “side-by-side” with Pillar 2 rules. We are continuing to monitor the enactment and implementation of Pillar 2 legislation, and the impact on our financial position and results of operations.
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
Our Class A common stock has one vote per share and our Class B common stock has five votes per share, except as otherwise required by law. As of December 31, 2025, Petrus and affiliates hold 122,964,554 shares of issued and outstanding Class B common stock. Accordingly, Petrus and affiliates hold approximately 74% of the voting power of our outstanding capital stock in the aggregate. Petrus is able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Petrus may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between Petrus and our other stockholders, which may result in Petrus undertaking, or causing us to undertake, actions that would be desirable for Petrus but would not be desirable for our other stockholders.
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
The stock price of our Class A common stock may be volatile or may decline regardless of our operating performance.
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
Our directors, executive officers and holders of 5% or more of our common stock hold approximately 93% of the total voting power of our common stock and are able to exert significant control over us, which will limit your ability to influence the outcome of important transactions, including a change of control.
Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, hold, in the aggregate, approximately 93% of the total voting power of shares of our outstanding common stock based on the number of shares outstanding as of December 31, 2025. Further, Petrus and affiliates, collectively, are currently our largest stockholder. Petrus and affiliates hold approximately 74% of the total voting power of our common stock-based on the number of shares outstanding as of December 31, 2025. As a result, our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our Class A common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our Class A common stock.
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
In November 2024, we announced the declaration of a semi-annual, regular cash dividend program of $0.10 per share. In addition, we declared a $0.35 per share special dividend payable February 15, 2023, for stockholders of record on February 1, 2023, an additional $1.00 per share special dividend payable July 17, 2023, for stockholders of record on July 3, 2023, an additional $0.40 per share special dividend payable July 19, 2024, for stockholders of record on July 2, 2024, and an additional $0.75 per share special dividend payable on July 21, 2025 to stockholders of record as of July 7, 2025. However, we are not obligated to pay dividends on our Class A and Class B common stock and we may not pay any other dividends in the future. Although we anticipate paying regular semi-annual dividends in the future, dividend declarations and the establishment of future record and payment dates are subject to our board of directors’ continuing determination that our dividend program is in the best interests of our stockholders and in compliance with all laws and agreements applicable to the declaration and payment of cash dividends. Additionally, our ability to pay dividends on our capital stock is limited by the restrictions under the terms of our Credit Agreement. Generally, under our Credit Agreement, we cannot pay dividends on our capital stock unless both (a) no default or event of default has occurred and is continuing and (b) our Leverage ratio (as defined therein) will not exceed 2.50 to 1.00, determined on a pro forma basis as of the most recently completed fiscal quarter for which we have delivered financial statements to the administrative agent and giving effect to any indebtedness incurred in connection therewith. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. Any reduction or suspension in our dividend payments could have a negative effect on the price of our Class A common stock. If we do not pay dividends, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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
•prohibiting stockholder action by written consent prior to the Final Conversion Date unless the action is first recommended or approved by the board of directors, and prohibiting stockholder action by written consent from and after the Final Conversion Date, which requires stockholder actions to be taken at a meeting of our stockholders;
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
Our business is subject to the risk of earthquakes, fire, power outages, floods, public health crises, and other catastrophic events, and to interruption by man-made problems such as war or terrorism.
Our business is vulnerable to damage or interruption from earthquakes, fires, pandemics, floods, power losses, telecommunications failures, terrorist attacks, acts of war, including the current conflicts between Russia and Ukraine and in the Middle East, human errors, break-ins, public health crises, such as COVID 19, and similar events. The third-party systems and operations and manufacturers we rely on are subject to similar risks. For example, we engage third-party service providers, a portion of whose software development staff resides in Ukraine. Due to the current conflict, we may experience an interruption in the services provided by these parties.

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
Our brick-and-mortar and online retail partners and users pay for our products using a variety of different payment methods, including credit and debit cards, gift cards, electronic fund transfers and electronic payment system and third-party financing providers. We rely on internal systems as well as those of third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors or changes to rules or regulations concerning payment processing, our revenue, operating expenses and results of operation could be adversely impacted. We leverage our third-party payment processors to bill users on Cricut.com and Paid Subscribers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to find alternative methods of collecting payments, which could adversely impact user and Paid Subscriber acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operation and if not adequately controlled and managed could create negative consumer perceptions of our service.
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
The estimates of market size that we have provided publicly may prove to be inaccurate, and even if the market in which we compete is of the size we estimate, we cannot assure you that our business will penetrate some or all of our SAM or TAM.
Market size estimates are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates of market size that we have provided publicly relating to our SAM and TAM, including estimates based on our commissioned surveys or our own internal survey data, may no longer be current or may prove to be inaccurate. Even if the market is of the size we estimate, we may not further penetrate our SAM or TAM, or at all. Accordingly, the estimates of market size should not be taken as indicative of our future growth.
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
We manage third-party cybersecurity risk through a risk-based due diligence and oversight program led by our CISO. Before engagement, we assess providers’ security controls in proportion to the sensitivity of the data and systems involved. Where risks are elevated, we may require remediation, enhanced monitoring, or independent attestations as a condition of onboarding, and we may decline to engage or restrict access if risks cannot be adequately mitigated.
Our contracts require applicable service providers to maintain reasonable security measures, comply with relevant laws and standards, and promptly notify us of any actual or suspected security incident affecting our systems or data. For higher-risk vendors, we conduct ongoing monitoring, and our CISO oversees remediation of any identified deficiencies.
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
Our CISO and representatives from our steering committee on information security provide quarterly briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. We maintain a comprehensive set of information security metrics to monitor and manage our cybersecurity program. Management provides the Audit Committee with updates on key cybersecurity performance indicators on a quarterly basis. Because many members of our board of directors regularly attend our audit committee meetings, the full board of directors regularly receives updates on cybersecurity.
Item 2. Properties
Our corporate headquarters are in South Jordan, Utah under operating leases that expire in May 2029. We also lease offices elsewhere in Utah, China and Malaysia. All of our offices are leased and we do not own any real property.
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
Holders of Record
As of February 27, 2026, we had 134 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding share repurchases made by Cricut during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
October 1, 2025 through October 31, 2025	474,853	$5.31	474,853	$44,401
November 1, 2025 through November 30, 2025	0	$0.00	0	$44,401
December 1, 2025 through December 31, 2025	617,989	$5.03	617,989	$41,293
Total	1,092,842	$5.15	1,092,842	$41,293
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

Dividend Policy
On October 31, 2025, the board of directors approved a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on January 20, 2026 to shareholders of record as of January 6, 2026 and on May 2, 2025, the board of directors approved a special dividend of $0.75 per share and a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on July 21, 2025 to shareholders of record as of July 7, 2025.
On November 1, 2024, the board of directors approved a semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on January 21, 2025 to shareholders of record as of January 7, 2025 and on May 6, 2024, the Company declared a special dividend of $0.40 per share and a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on July 19, 2024 to shareholders of record as of July 2, 2024.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from March 25, 2021 (the date our Class A common stock commenced trading on the Nasdaq) through December 31, 2025 with (ii) the cumulative total return of the Nasdaq Composite Index and the S&P Mid Cap 400 Index over the same period, assuming the investment of $100 in our Class A common stock and in each index on March 25, 2021 and the reinvestment of dividends. The graph uses the closing market price on March 25, 2021 of $17.80 per share as the initial value of our Class A common stock. The comparisons are based on historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100 - March 25, 2021
Cumulative Total Return
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25
Jun-25
Sep-25
Dec-25
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
A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed on March 5, 2025, which is hereby incorporated by reference herein.
Overview of Our Business and History
At Cricut, our mission is to help people lead creative lives. We have designed and built a creativity platform that enables our engaged and loyal community of nearly 5.9 million Active Users to turn ideas into professional-looking handmade goods. We define “Active User” as a registered user of at least one registered connected machine who has utilized their connected machine to create a project in the last 365 days. With our highly versatile Design Space Platform and our products, including our connected machines and accessories and materials, our users create everything from personalized birthday cards, mugs and T-shirts, to large-scale interior decorations. Our users’ journeys typically begin with the purchase of a connected machine. We currently sell a portfolio of connected machines that cut, write, score and create other decorative effects using a wide variety of materials including paper, adhesive vinyl, iron-on vinyl, pens, and more. Our connected machines are designed in a variety of sizes for a wide range of uses and are available at a variety of price points and in a variety of bundles with accessories and materials, or with accessories and materials plus subscription.
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
As of December 31, 2025, we had just over 3.09 million Paid Subscribers to Cricut Access and Cricut Access Premium.
We design and develop our software and hardware products, and we work with third-party contract manufacturers to source components and finished goods and with third-party logistics companies to warehouse and distribute our products.
We sell our connected machines and accessories and materials through our brick-and-mortar and online retail partners, as well as through our website at Cricut.com. Our partners include Amazon, Hobby Lobby, HSN, Michaels, Target, Walmart and many others. We also sell our products, including subscriptions to Cricut Access and Cricut Access Premium, on Cricut.com. In 2023, 2024 and 2025, 38%, 35%, and 31% of our revenue was generated through brick-and-mortar sales, respectively. In 2023, 2024 and 2025, 62%, 65%, and 69% of our revenue was generated through online channels, respectively.

For the years ended December 31, 2023, 2024 and 2025, we generated:
•Total revenue of $765.1 million, $712.5 million and $708.8 million, respectively, representing (14)%, (7)% and (1)% year-over-year growth, respectively
•Net income of $53.6 million, $62.8 million and $76.7 million, respectively, representing (12)%, 17% and 22% year-over-year growth, respectively
Our Business Model
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
Attracting and Engaging New Users through Connected Machine Sales
Since launching our first connected machine in 2014, we have built a loyal and growing community of users that has reached substantial scale. As of December 31, 2023, 2024 and 2025, we had nearly 5.9 million, 5.9 million and nearly 5.9 million Active Users, respectively, representing 2%, (1)% and 0% year-over-year growth, respectively. See the section titled “Key Business Metrics” for the definition of Active Users. We believe we are in the early stages of our growth and that we have a significant untapped opportunity in the United States and Canada, as well as globally.
We have been able to efficiently acquire new users and drive sales of our products because of the powerful network effects of our community. To date, word-of-mouth referrals, as well as effective use of low-cost marketing channels like social media, have driven our success. In 2025, 35% of new users first heard about Cricut through friends and family. Sales and marketing expenses represented 16%, 20% and 22% of revenue in 2023, 2024 and 2025, respectively.
Once we acquire a user, we often see strong engagement with them over time. We drive engagement through a highly interactive and fulfilling product experience and the strength of our community. We continuously innovate and improve our connected machines, design apps and accessories and materials, giving our users more to create. Once they have purchased connected machines, users inspire one another to create and use more of our digital content, subscriptions and accessories and materials. In turn, we learn from our users’ creativity, and may launch new products to help expand their creative horizons. We measure engagement by the number of Active Users and 90-Day Engaged Users interacting with our Platform. See the section titled “Key Business Metrics” for the definitions of Active Users and 90-Day Engaged Users and for information regarding those metrics over the last three years.
The table below shows the number of Active Users and 90-Day Engaged Users for the periods indicated.

	2023				2024				2025
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Active Users (in Thousands)	5,943	5,912	5,929	5,935	5,952	5,918	5,894	5,892	5,926	5,901	5,874	5,871
90-Day Engaged Users (in Thousands)	3,710	3,652	3,641	3,932	3,527	3,541	3,532	3,812	3,372	3,482	3,419	3,695
Growing With Users Over Time
Many of our users choose to pay for our subscription offerings which include a subscription to images, fonts and projects as well as other member benefits, including exclusive software features and functionality, discounts, priority Cricut Member Care, and, in the case of Cricut Access Premium, preferred shipping. By subscribing to our offerings, users have access to a curated and growing design library of over 1.6 million images, thousands of templates, thousands of ready-to-make projects and over a thousand fonts. We believe that the number of Paid Subscribers is an indicator of the depth of our users’ engagement. See the section titled “Key Business Metrics” for the definition of Paid Subscribers and for information regarding that metric over the last three years. As of December 31, 2025, we had just over 3.09 million Paid Subscribers, representing 4% year-over-year growth. We aim to increase the number of our users that are Paid Subscribers over time.

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

	2023				2024				2025
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Paid Subscribers (in thousands)	2,715	2,722	2,699	2,770	2,797	2,813	2,838	2,959	2,974	3,010	3,004	3,091
Platform ARPU	$48.51	$50.13	$51.20	$52.07	$52.26	$52.61	$52.86	$53.12	$53.10	$53.84	$54.96	$55.77
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
Engaging and Expanding With our Existing Users
An important part of our success is driven by engagement of our users, as well as our ability to sell additional products to our users after their first connected machine purchase. Our users are engaged when they create with connected machines, design apps and accessories and materials. It is therefore important that users find our products intuitive and easy to use. As users create on their connected machines, they are more likely to purchase subscriptions and accessories and materials. Historically we find that our users continue to be engaged over time. As of December 31, 2025, nearly 5.9 million Active Users created on their connected machines in the last 365 days. This durable relationship is motivated by new software and products that we launch to expand the capabilities of existing connected machines as well as through the inspiration derived from our large and passionate community. If our users engage with their connected machines less over time, the overall growth in our business may slow.
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
Seasonality
Historically, we have experienced the highest revenue levels in the fourth quarter of the year, coinciding with the holiday shopping season in the United States. For example, in 2023, 2024 and 2025, our fourth quarter represented 30%, 29% and 29% of total revenue for the year, respectively. Our promotional discounting activity is higher in the fourth quarter as well, which negatively impacts gross margin during this period. For example, gross margin in the fourth quarter of 2025 was 47%, compared to gross margin of 55% for all of 2025. Additionally, sales of accessories and materials typically rise and fall with seasonal holiday crafting periods. As we continue to grow internationally, we expect we may experience seasonality in additional markets, which may differ from the seasonality experienced in the United States.
Business Environment
Beginning in 2025, the U.S. government implemented a series of tariffs affecting a broad range of products manufactured outside the United States. Since that time, tariff measures have continued to evolve, including the imposition of additional tariffs, temporary pauses, modifications, and product or country-specific exclusions. The U.S. government has also indicated that it is engaged in, or may engage in, bilateral or multilateral negotiations that could result in further changes to applicable tariff rates, scope, or enforcement. Approximately one-half of Cricut’s revenue is derived from platform, which is not subject to these tariffs. In addition, of the physical products manufactured outside the United States, approximately 20% are sold outside the United States, and therefore are not subject to U.S. import tariffs. Notwithstanding these mitigating factors, tariffs may continue to have a significant impact on our cost structure and results of operations due to our global manufacturing footprint across multiple Asian countries. While the majority of our manufacturing currently occurs in Malaysia, we also source products from South Korea, Thailand, China, and other Asian jurisdictions, each of which may be subject to different tariff regimes, changes in trade policy, or future restrictions.
We continue to actively monitor developments in the trade, regulatory, and consumer environment and may adjust our sourcing, pricing, promotional, and operational strategies as appropriate. The combined impact of existing and potential future tariffs, shifts in sourcing strategies, pricing or promotional actions, changes in consumer demand or behavior, and other related factors could materially adversely affect our sales, margins, cash flows, and results of operations in future periods.
Key Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends and make strategic decisions.

	As of December 31,
	2025	2024	2023
Active Users (in thousands)	5,871	5,892	5,935
90-Day Engaged Users (in thousands)	3,695	3,812	3,932
Paid Subscribers (in thousands)	3,091	2,959	2,770

	Year Ended December 31,
	2025	2024	2023
Platform ARPU	$55.77	$53.12	$52.07
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
Paid Subscribers
We define Paid Subscribers as the number of users with a subscription to Cricut Access or Cricut Access Premium, excluding cancelled, unpaid, paused, or free trial subscriptions, as of the end of a period. Paid Subscribers is a key metric to track growth in our Platform revenue and potential leverage in our gross margin.

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
Revenue
Platform
We generate Platform revenue primarily from sales of subscriptions to Cricut Access and Cricut Access Premium, digital content, and a minimal amount of revenue allocated to the unspecified future upgrades and enhancements related to the essential software and access to our cloud-based services. For a monthly or annual subscription fee, Cricut Access includes a subscription to images, fonts and projects as well as other member benefits, including exclusive software features and functionality, discounts, and priority Cricut Member Care. For our annual subscription fee, Cricut Access Premium includes all the benefits of Cricut Access as well as additional discounts and preferred shipping. Digital content includes à la carte digital content purchases, including fonts, images, templates, and projects. Platform revenue is recognized on a ratable basis over time, during the subscription term for subscriptions, and at the point in time when control is transferred for à la carte digital content.
Products
We generate Products revenue from sales of connected machines and ancillary products, net of sales discounts, incentives and returns, and includes amounts allocated to the material right for discounts on materials and accessories available only to Paid Subscribers. Our connected machines portfolio consists of machines in four product families: Cricut Maker, which includes Maker, Maker 3 and Maker 4; Cricut Explore, which includes Explore Air 2, Explore 3 and Explore 4; Cricut Joy, which includes Joy and Joy Xtra; and Cricut Venture. Our ancillary products include Cricut EasyPress, Cricut MugPress, hand tools, machine replacement tools and blades, and project materials such as adhesive vinyl and iron-on vinyl. Products revenue is recognized at the point in time when control is transferred, which is either upon shipment or delivery to the customer in accordance with the terms of each customer contract.
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
The Organization for Economic Co-operation and Development (“OECD”) Pillar Two Model Rules (“Pillar Two”) for a global 15% minimum tax are in the process of being adopted in a number of jurisdictions in which we operate. Pillar Two is applicable to us beginning January 1, 2024. Of the jurisdictions where Pillar Two has been adopted, the only jurisdictions where the top-up tax is applicable are Switzerland and Singapore and the estimated tax is immaterial.
The One Big Beautiful Bill Act was enacted on July 4, 2025. The Act permits taxpayers to deduct any previously unamortized domestic Section 174 research and experimental (“R&E”) expenditures either entirely in the 2025 tax year or ratably over a two-year period. The Company elected to deduct the full amount of its previously unamortized Section 174 R&E expenditures in 2025. On an after-tax basis, this election resulted in an approximate $20 million reduction to deferred tax assets, which primarily accounts for the decrease in capitalized research expenditures.

Results of Operations
The following table is presented in thousands:

	Year Ended December 31,
	2025	2024	2023
(in thousands)
Revenue:
Platform	$327,399	$312,976	$309,012
Products	381,381	399,562	456,135
Total revenue	708,780	712,538	765,147
Cost of revenue:
Platform(1)	35,990	37,288	32,804
Products(1)	282,359	322,462	389,050
Total cost of revenue	318,349	359,750	421,854
Gross profit	390,431	352,788	343,293
Operating expenses:
Research and development(1)	66,522	60,399	65,048
Sales and marketing(1)	159,412	143,294	123,169
General and administrative(1)	68,464	72,985	85,091
Total operating expenses	294,398	276,678	273,308
Income from operations	96,033	76,110	69,985
Other income (expense):
Interest income	11,389	11,016	7,976
Interest expense	(567)	(326)	(323)
Other income	1,038	2,077	2,145
Total other income, net	11,860	12,767	9,798
Income before provision for income taxes	107,893	88,877	79,783
Provision for income taxes	31,188	26,047	26,147
Net income	$76,705	$62,830	$53,636

(1)    Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024	2023
(in thousands)
Cost of revenue
Platform	$1,052	$1,192	$926
Products	46	712	1,505
Total cost of revenue	1,098	1,904	2,431
Research and development	12,047	15,620	18,169
Sales and marketing	10,065	12,825	12,740
General and administrative	11,581	14,718	13,986
Total stock-based compensation expense	$34,791	$45,067	$47,326

Comparison of the years ended December 31, 2025 and 2024
Revenue

	Years Ended December 31,
		Change			Change
	2025	$	%	2024	$	%	2023
(in thousands)
Revenue:
Platform	$327,399	$14,423	5%	$312,976	$3,964	1%	$309,012
Products	381,381	(18,181)	(5)%	399,562	(56,573)	(12)%	456,135
Total revenue	$708,780	$(3,758)	(1)%	$712,538	$(52,609)	(7)%	$765,147
Platform revenue increased by $14.4 million, or 5%, to $327.4 million for the year ended December 31, 2025 from $313.0 million for the year ended December 31, 2024. The increase was primarily driven by growth of 4% in the number of Paid Subscribers from 3.0 million as of December 31, 2024 to just over 3.09 million as of December 31, 2025.
Products revenue decreased by $18.2 million, or 5%, to $381.4 million for the year ended December 31, 2025 from $399.6 million for the year ended December 31, 2024. The decrease was primarily driven by fewer units of accessories and materials sold and at a lower average selling price.
Cost of Revenue, Gross Profit and Gross Margin

	Years Ended December 31,
		Change			Change
	2025	$	%	2024	$	%	2023
(dollars in thousands)
Cost of Revenue:
Platform	$35,990	$(1,298)	(3)%	$37,288	$4,484	14%	$32,804
Products	282,359	(40,103)	(12)%	322,462	(66,588)	(17)%	389,050
Total cost revenue	$318,349	$(41,401)	(12)%	$359,750	$(62,104)	(15)%	$421,854
Gross Profit:
Platform	$291,409	$15,721	6%	$275,688	$(520)	—%	$276,208
Products	99,022	21,922	28%	77,100	10,015	15%	67,085
Total gross profit	$390,431	$37,643	11%	$352,788	$9,495	3%	$343,293
Gross Margin
Platform	89%			88%			89%
Products	26%			19%			15%

Platform cost of revenue decreased by $1.3 million, or 3%, to $36.0 million for the year ended December 31, 2025 from $37.3 million for the year ended December 31, 2024. The decrease was primarily driven by lower amortization of capitalized software development costs.
Gross margin for Platform increased to 89% for the year ended December 31, 2025 from 88% for the year ended December 31, 2024. The increase was primarily driven by decreases in amortization of capitalized software development costs.
Products cost of revenue decreased by $40.1 million, or 12%, to $282.4 million for the year ended December 31, 2025 from $322.5 million for the year ended December 31, 2024. The decrease was primarily driven by a reduction in net inventory impairment charges and lower inventory procurement costs.
Gross margin for Products increased to 26% for the year ended December 31, 2025 from 19% for the year ended December 31, 2024. The increase was primarily driven by a reduction in net inventory impairment charges and lower inventory procurement costs.

Operating Expenses
Research and Development

	Years Ended December 31,
		Change			Change
	2025	$	%	2024	$	%	2023
(dollars in thousands)
Research and development	$66,522	$6,123	10%	$60,399	$(4,649)	(7)%	$65,048
As a percentage of total revenue	9%			8%			9%
Research and development expenses increased by $6.1 million, or 10%, to $66.5 million for the year ended December 31, 2025 from $60.4 million for the year ended December 31, 2024. The increase was primarily due to a $4.7 million increase in product development expense and a $1.0 million increase primarily from software development contractors.
Sales and Marketing

	Years Ended December 31,
		Change			Change
	2025	$	%	2024	$	%	2023
(dollars in thousands)
Sales and marketing	$159,412	$16,118	11%	$143,294	$20,125	16%	$123,169
As a percentage of total revenue	22%			20%			16%
Sales and marketing expenses increased by $16.1 million, or 11%, to $159.4 million for the year ended December 31, 2025 from $143.3 million for the year ended December 31, 2024. The increase was primarily due to a $16.0 million increase in advertising and other marketing expense.
General and Administrative

	Years Ended December 31,
		Change			Change
	2025	$	%	2024	$	%	2023
(dollars in thousands)
General and administrative	$68,464	$(4,521)	(6)%	$72,985	$(12,106)	(14)%	$85,091
As a percentage of total revenue	10%			10%			11%
General and administrative expenses decreased by $4.5 million, or 6%, to $68.5 million for the year ended December 31, 2025 from $73.0 million for the year ended December 31, 2024. The decrease was primarily due to a $4.7 million net reversal of bad debt.
Other Income

	Years Ended December 31,
		Change			Change
	2025	$	%	2024	$	%	2023
(dollars in thousands)
Other income, net	$11,860	$(907)	(7)%	$12,767	$2,969	30%	$9,798
Other income, net decreased by $0.9 million, or 7%, to $11.9 million for the year ended December 31, 2025 from $12.8 million for the year ended December 31, 2024. The change was primarily related to a decrease in interest from marketable securities due to less favorable rates and lower marketable security balances in 2025.

Provision for Income Taxes

	Years Ended December 31,
		Change			Change
	2025	$	%	2024	$	%	2023
(dollars in thousands)
Provision for income taxes	$31,188	$5,141	20%	$26,047	$(100)	—%	$26,147
Provision for income taxes increased by $5.1 million, or 20%, to $31.2 million for the year ended December 31, 2025 from $26.0 million for the year ended December 31, 2024. This represents an effective tax rate of 28.9% and 29.3% for the years ended December 31, 2025 and 2024, respectively. The decrease in the tax rate is due mainly to a decrease in stock based compensation differences attributable to the decrease in stock price upon vesting versus the stock price at the grant date.
Liquidity and Capital Resources
Our operations during the periods presented have been financed primarily through cash flows from operating activities and the net proceeds from our initial public offering in March of 2021. We believe our balances of cash and cash equivalents, which totaled $256.2 million as of December 31, 2025, along with forecasted cash expected to be generated by ongoing operations and $300.0 million in available borrowings and the option to increase the aggregate amount of our credit facility by up to an additional $150.0 million (see Note 8) will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
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
Inventory and Supply Chain
We utilize third-party contract manufacturers to source components and finished goods and third-party logistics companies to warehouse and distribute our products. As of December 31, 2025, we had component purchase obligations of $4.9 million, with $2.4 million payable within 12 months in addition to ongoing inventory purchases of finished goods from our contract manufacturers. These manufacturing purchase obligations are primarily noncancellable. Actual inventory purchases will vary based on current and forecasted demand for our products. Payments to third-party logistics companies are largely variable and are primarily driven by inventory levels and receiving and shipping activity levels.
Leases
As of December 31, 2025, we had fixed lease payment obligations of $12.7 million, with $4.1 million payable within 12 months primarily for corporate and other office space. See Note 13 of the notes to our consolidated financial statements for additional information.

Stock Repurchase Program
On May 2, 2025, the board of directors approved a replenishing of the share repurchase program authorizing the Company to purchase up to an aggregate of $50 million of its outstanding Class A common stock depending on the Company’s continuing analysis of market, financial, and other factors. The share repurchase program may be suspended or discontinued at any time and does not have a predetermined expiration date.
During the twelve months ended December 31, 2025, we repurchased and retired 4,577,893 shares of our Class A common stock for $24.6 million under this program.
Dividends
On October 31, 2025, the Company declared a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on January 20, 2026 to shareholders of record as of January 6, 2026. As part of the dividends, and pursuant to the underlying award agreements, holders of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) received a dividend equivalent of $0.10 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $24.3 million was to be satisfied in cash of $21.1 million payable to holders of Class A and Class B common stock with the remaining $3.2 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures.
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
During the twelve months ended December 31, 2025, an aggregate of $202.1 million was paid in cash, and $26.3 million was satisfied in the form of dividend equivalents to RSU or PRSU holders.
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

Cash Flows

	Year Ended December 31,
	2025	2024	2023
(in thousands)
Net cash flows provided by (used in) operating activities	$200,230	$264,968	$288,097
Net cash flows used in investing activities	60,657	(18,328)	(48,778)
Net cash flows (used in) provided by financing activities	(237,445)	(156,435)	(322,185)
Operating Activities
The change in net cash flows from operating activities for the year ended December 31, 2025 compared to year ended December 31, 2024 is due to a net decrease in operating assets and liabilities of $57.3 million in 2025 compared to $130.0 million in 2024, due primarily to a reduction in inventory due to lower inventory purchases in 2025. In addition, there were non-cash adjustments of $66.3 million in 2025 compared to $72.1 million in 2024, due primarily to a decrease in the provision for inventory obsolescence in 2025 and a decrease in stock-based compensation in 2025, offset by an increase in deferred income tax in 2025.
Investing Activities
The change in net cash flows from investing activities for the year ended December 31, 2025 compared to year ended December 31, 2024 was primarily due to proceeds from maturities of marketable securities in 2025 not used to purchase new securities.
Financing Activities
The change in net cash flows from financing activities for the year ended December 31, 2025 compared to year ended December 31, 2024 was primarily due to dividend payments of $202.1 million in 2025 compared to $110.0 million paid in 2024.
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
Inventories
Inventories consist of finished goods and raw materials, which we purchase from contract manufacturers. We value our inventory at the lower of average cost or net realizable value. When our expectations indicate that average cost of inventory may exceed its net realizable value, we write down our inventory to establish a new cost basis. We also periodically assess the value of our on-hand inventory for potential excess and/or obsolete inventory and when necessary, will write down the value to account for estimated excess and/or obsolete inventory. We determine excess or obsolete inventory based on market conditions, age of inventory, an estimate of the future demand for our products within a specified time horizon, generally the greater of 24 months or remaining life of the product, and product life cycle status. Inventory write-downs are recorded as a component of cost of revenue in our consolidated statements of operations and comprehensive income. If actual demand is lower than our estimated demand, we could be required to write down the value of additional inventory, which would have a negative effect on our gross profit.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar depending on the circumstances. For foreign subsidiaries where the functional currency is the local currency, assets and liabilities are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenue and expenses are translated using the average exchange rate for the relevant period. Equity transactions are translated using historical exchange rates. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other results of operations as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity. As the impact of foreign currency exchange rates was not material to results of operations during 2023, 2024 and 2025, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Cricut, Inc.
South Jordan, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cricut, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 3, 2026 expressed an unqualified opinion thereon.

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

Inventory – Valuation

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s inventories consist of finished goods and raw materials. Inventories are valued at the lower of average cost or net realizable value, inclusive of adjustments for excess and obsolescence. At December 31, 2025, the Company had inventories of $113.5 million, net of $29.3 million in reserves, including reserves for excess and obsolescence.

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
March 3, 2026

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Cricut, Inc.
South Jordan, Utah

Opinion on Internal Control over Financial Reporting

We have audited Cricut, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 3, 2026 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Salt Lake City, Utah
March 3, 2026

Cricut, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$256,216	$232,140
Marketable securities	19,434	104,774
Accounts receivable, net	92,011	101,980
Inventories	102,664	115,255
Prepaid expenses and other current assets	29,266	26,065
Total current assets	499,591	580,214
Property and equipment, net	40,260	37,546
Operating lease right-of-use assets	10,880	13,958
Deferred tax assets	13,210	39,186
Other assets	16,865	22,131
Total assets	$580,806	$693,035
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$71,553	$53,373
Accrued expenses and other current liabilities	71,146	76,274
Deferred revenue, current portion	50,409	45,427
Operating lease liabilities, current portion	3,606	3,899
Dividends payable, current portion	24,361	24,401
Total current liabilities	221,075	203,374
Operating lease liabilities, net of current portion	8,018	11,310
Deferred revenue, net of current portion	2,872	2,826
Other non-current liabilities	5,280	8,764
Total liabilities	237,245	226,274
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, and no shares issued and outstanding as of December 31, 2025 and December 31, 2024.	—	—
Common stock, par value $0.001 per share, 1,250,000,000 shares authorized as of December 31, 2025, 211,336,284 and 213,295,922 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	211	213
Additional paid-in capital	339,224	466,554
Retained earnings	3,960	—
Accumulated other comprehensive income (loss)	166	(6)
Total stockholders’ equity	343,561	466,761
Total liabilities and stockholders’ equity	$580,806	$693,035
See accompanying notes to these consolidated financial statements.

Cricut, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Platform	$327,399	$312,976	$309,012
Products	381,381	399,562	456,135
Total revenue	708,780	712,538	765,147
Cost of revenue:
Platform	35,990	37,288	32,804
Products	282,359	322,462	389,050
Total cost of revenue	318,349	359,750	421,854
Gross profit	390,431	352,788	343,293
Operating expenses:
Research and development	66,522	60,399	65,048
Sales and marketing	159,412	143,294	123,169
General and administrative	68,464	72,985	85,091
Total operating expenses	294,398	276,678	273,308
Income from operations	96,033	76,110	69,985
Other income (expense):
Interest income	11,389	11,016	7,976
Interest expense	(567)	(326)	(323)
Other income	1,038	2,077	2,145
Total other income, net	11,860	12,767	9,798
Income before provision for income taxes	107,893	88,877	79,783
Provision for income taxes	31,188	26,047	26,147
Net income	$76,705	$62,830	$53,636
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable securities, net of tax	(251)	(136)	711
Change in foreign currency translation adjustment, net of tax	423	(147)	41
Comprehensive income	$76,877	$62,547	$54,388
Earnings per share, basic	$0.36	$0.29	$0.25
Earnings per share, diluted	$0.35	$0.29	$0.24
Weighted-average common shares outstanding, basic	215,183,706	215,105,815	216,892,525
Weighted-average common shares outstanding, diluted	217,309,035	215,645,506	219,722,063
See accompanying notes to these consolidated financial statements.

Cricut, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	219,656,587	$220	$672,990	$—	$(475)	$672,735
Net Income	—	—	—	53,636	—	53,636
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	1,125,568	1	(6,853)	—	—	(6,852)
Forfeiture of unvested common stock and dividend equivalents	(317,549)	—	403	—	—	403
Repurchases of common stock	(2,548,893)	(3)	(20,329)	—	—	(20,332)
Dividends declared and dividend equivalents issued	—	—	(190,333)	(25,122)	—	(215,455)
Stock-based compensation	—	—	49,986	—	—	49,986
Other comprehensive income	—	—	—	—	752	752
Balance as of December 31, 2023	217,915,713	$218	$505,864	$28,514	$277	$534,873
Net income	—	—	—	62,830	—	62,830
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	1,720,088	2	(7,982)	—	—	(7,980)
Forfeiture of unvested common stock and dividend equivalents	(92,704)	—	132	—	—	132
Repurchases of common stock	(6,247,175)	(7)	(38,486)	—	—	(38,493)
Dividends declared and dividend equivalents issued	—	—	(40,834)	(91,344)	—	(132,178)
Stock-based compensation	—	—	47,860	—	—	47,860
Other comprehensive loss	—	—	—	—	(283)	(283)
Balance as of December 31, 2024	213,295,922	$213	$466,554	$—	$(6)	$466,761
Net income	—	—	—	76,705	—	$76,705
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	2,618,255	2	(10,396)	—	—	$(10,394)
Repurchases of common stock	(4,577,893)	(4)	(24,744)	—	—	$(24,748)
Dividends declared and dividend equivalents issued	—	—	(129,304)	(72,745)	—	$(202,049)
Stock-based compensation	—	—	37,114	—	—	$37,114
Other comprehensive income	—	—	—	—	172	$172
Balance as of December 31, 2025	211,336,284	$211	$339,224	$3,960	$166	$343,561
See accompanying notes to these consolidated financial statements.

Cricut, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$76,705	$62,830	$53,636
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	24,439	29,006	30,039
Bad debt expense/(recoveries, net)	(1,695)	3,285	1,720
Impairments	642	486	9,953
Stock-based compensation	34,791	45,067	47,326
Deferred income tax	26,117	(4,378)	(11,238)
Non-cash lease expense	3,460	4,811	4,987
Provision for inventory obsolescence, net	(19,706)	(5,401)	26,330
Unrealized foreign currency (gain) / loss	(1,077)	1,047	88
Other	(714)	(1,816)	(2,143)
Changes in operating assets and liabilities:
Accounts receivable	12,618	4,888	23,500
Inventories	41,161	149,965	78,376
Prepaid expenses and other current assets	(2,429)	(7,221)	4,204
Other assets	(3,223)	(1,119)	869
Accounts payable	16,854	(23,120)	13,535
Accrued expenses, other current liabilities and other non-current liabilities	(8,774)	6,985	7,761
Operating lease liabilities	(3,968)	(5,365)	(5,423)
Deferred revenue	5,029	5,018	4,577
Net cash and cash equivalents provided by operating activities	200,230	264,968	288,097
Cash flows from investing activities:
Purchase of marketable securities	—	(110,521)	(63,451)
Proceeds from maturities of marketable securities	85,074	110,527	38,390
Purchases of property and equipment, including capitalized software development costs	(24,417)	(18,334)	(23,717)
Net cash and cash equivalents provided by (used in) investing activities	60,657	(18,328)	(48,778)
Cash flows from financing activities:
Repurchases of common stock	(24,748)	(38,493)	(20,332)
Proceeds from exercise of stock options	—	—	383
Employee tax withholding payments on stock-based awards	(10,594)	(7,970)	(8,106)
Cash dividend	(202,103)	(109,972)	(294,130)
Net cash and cash equivalents used in financing activities	(237,445)	(156,435)	(322,185)
Effect of exchange rate on changes on cash and cash equivalents	634	(252)	110
Net increase (decrease) in cash and cash equivalents	24,076	89,953	(82,756)
Cash and cash equivalents at beginning of period	232,140	142,187	224,943
Cash and cash equivalents at end of period	$256,216	$232,140	$142,187
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$15,349	$43,596	$24,072
See accompanying notes to these consolidated financial statements.

Cricut, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$371	$6,417	$280
Property and equipment included in accounts payable, accrued expenses and other current liabilities	$3,460	$2,050	$2,824
Tax withholdings on stock-based awards included in accrued expenses and other current liabilities	$652	$463	$451
Stock-based compensation capitalized for software development costs	$1,634	$1,509	$1,960
Dividends declared but unpaid	$24,361	$24,413	$2,342
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
The Company organizes its business into the following two reportable segments: Platform and Products. See Note 16 for further discussion of the Company’s segment reporting structure.
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
2.Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. For revenue recognition, examples of estimates and judgments include: determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price (“SSP”) of performance obligations, estimating variable consideration such as customer rebates and product returns. Other estimates include the warranty reserve, allowance for credit losses, inventory reserve, long-lived assets valuation, legal contingencies, stock-based compensation, income taxes, deferred tax assets valuation and developed software, among others. These estimates and assumptions are based on the Company’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including any effects of the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from these estimates.
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
Realized and unrealized foreign currency transaction gains and losses included in net income are recorded primarily within general and administrative expenses. Foreign currency transaction gains/(losses) totaled $0.1 million, $(2.7) million, and $(1.3) million for the years ended December 31, 2025, 2024, and 2023, respectively.

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
The available-for-sale debt securities are subject to a periodic impairment review. For investments in an unrealized loss position, the Company writes down the amortized cost basis of the investment if it is more likely than not that the Company will be required or will intend to sell the investment before recovery of its amortized cost basis. For investments not likely to be sold before recovery of the amortized cost basis, the Company determines whether a credit loss exists by considering information about the collectability of the instrument, current market conditions, and reasonable and supportable forecasts of economic conditions. The Company recognizes an allowance for credit losses up to the amount of the unrealized loss when appropriate. Allowances for credit losses and write-downs are recognized in total other income (expense), net, and unrealized losses not related to credit losses are recognized in accumulated other comprehensive income (loss). There are no allowances for credit losses recorded for the periods presented. As of December 31, 2025 and 2024, the Company’s available-for-sale debt securities were in an unrealized gain position.
Accounts Receivable
Accounts receivable are recorded at original invoice amounts less estimates for credit losses. Management determines the allowance for credit losses by specifically identifying troubled accounts and by using historical write off experience, adjusted for current market conditions and reasonable supportable forecasts of future economic conditions, applied to an aging of all other accounts receivable. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. As of January 1, 2024, the Company had an accounts receivable balance of $111.2 million. Accounts receivable consist of the following:

	December 31,
	2025	2024
(in thousands)
Trade accounts receivable	$82,125	$90,665
Credit card and other receivables	11,614	13,932
Less: allowance for credit losses	(1,728)	(2,617)
Total accounts receivable, net	$92,011	$101,980

The following table summarizes changes in the allowance for credit losses:

	December 31,
	2025	2024
(in thousands)
Beginning balance	$(2,617)	$(1,950)
Reversal of (provision for) expected losses	1,695	(3,285)
Write-offs	1,581	2,618
Recoveries	(2,387)	—
Ending balance	$(1,728)	$(2,617)
Concentration of Credit Risk
The Company maintains cash and cash equivalents in deposit accounts at financial institutions that, at times, may significantly exceed federally insured limits. Historically, the Company has not experienced any losses related to such accounts. The Company’s non-interest bearing cash balances at December 31, 2025 and 2024 were fully insured up to $250,000 per depositor at each financial institution. Balances held at the institutions may significantly exceed federally insured limits.
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
Customers that accounted for 10% or greater of accounts receivable, net as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Customer A	23%	25%
Customer B	15%	16%
Customer C	15%	12%

As of December 31, 2025, 2024 and 2023, no customers accounted for more than 10% of revenue.
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
We rely on single source, or a small number of suppliers. For the years ended December 31, 2025, 2024, and 2023, the Company’s top two vendors accounted for approximately 66%, 69%, and 59% of total finished goods purchases, respectively.
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
We also periodically assess the value of our on-hand inventory for potential excess and/or obsolete inventory and when necessary, will write down the value to account for estimated excess and/or obsolete inventory. When our expectations indicate that average cost of inventory may exceed its net realizable value, we write down our inventory to establish a new cost basis. We also periodically assess the value of our on-hand inventory for potential excess and/or obsolete inventory and when necessary, will write down the value to account for estimated excess and/or obsolete inventory. The write-down is recorded as a net charge to cost of revenue in our consolidated statements of operations and comprehensive income.
As needed, we complete strategic and market beneficial purchases of critical raw materials that are used in our core production process (such as microchips) in quantities that exceed anticipated consumption within our normal operating cycle, which is 12 months. We classify such raw materials that we do not expect to consume within our normal operating cycle as non-current within other assets.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. Manufacturing tools include tools and molds used in the production process. Expenditures for tools and molds are capitalized and depreciated over the estimated useful lives of the assets. We capitalize certain software development costs in the application development stage and upon the establishment of technological feasibility for a product. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations and comprehensive income. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets.
The Company uses the following estimated useful lives:

Computer software, software development costs and equipment	3-5 years
Furniture and fixtures	5-7 years
Manufacturing tools and equipment	3-5 years
Leasehold improvements	Shorter of lease term or remaining life of the asset
Cloud Computing Arrangement Implementation Costs
The Company incurs costs to implement cloud computing arrangements that are hosted by third-party vendors. Implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized primarily as general and administrative expense within the consolidated statements of operations and comprehensive income. To date, these costs primarily relate to new website hosting services. During the years ended December 31, 2025, 2024, and 2023, the Company recorded amortization expense of $0.3 million, $0.4 million, and $1.0 million respectively, for these implementation costs. Gross capitalized costs were $4.6 million and $3.7 million as of December 31, 2025 and 2024, respectively, with accumulated amortization of $2.5 million and $2.2 million, respectively. Capitalized costs are reported as a component of other assets on the Company's consolidated balance sheets.
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
Impairment of Long-lived Assets
The Company assesses potential impairments to its long-lived assets, including intangible assets subject to amortization, on an annual basis or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company regularly evaluates whether events or circumstances have occurred that indicate possible impairment and relies on a number of factors, including results of operations, business plans, economic projections and anticipated future cash flows. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to the consolidated statement of operations. During the years ended December 31, 2025, 2024 and 2023, the Company recorded impairment charges of $0.6 million and $0.5 million, and $10.0 million, respectively, primarily related to computer software and software development costs, and manufacturing tools and equipment from products that the Company no longer plans to commercialize. These impairment charges were recorded primarily within general and administrative expense in the consolidated statements of operations and comprehensive income.
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, and accounts payable. At December 31, 2025, and 2024, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair values because of the short-term nature of these instruments.
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
Money market funds are highly liquid investments and are actively traded. The pricing information for these assets is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. Marketable securities which include U.S. Treasury securities are valued using observable inputs from similar assets, or from observable data in markets that are not active; these assets are classified as Level 2 of the fair value hierarchy. There were no liabilities measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024.
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
Products
We generate Products revenue from sales of connected machines and ancillary products, net of sales discounts, incentives and returns, and includes amounts allocated to the material right for discounts on materials and accessories available only to Paid Subscribers. Our connected machines portfolio consists of machines in four product families: Cricut Maker, which includes Maker, Maker 3 and Maker 4; Cricut Explore, which includes Explore Air 2, Explore 3 and Explore 4; Cricut Joy, which includes Joy and Joy Xtra; and Cricut Venture. Our ancillary products include Cricut EasyPress, Cricut MugPress, hand tools, machine replacement tools and blades, and project materials such as adhesive vinyl and iron-on vinyl. Payment by traditional brick-and-mortar retail partners, including their online channels, is due under customary fixed payment terms. Payment for sale of products online through the online channel at Cricut.com is collected at point of sale in advance of shipping the products. The Company’s contracts with customers for a connected machine contain multiple promises that include hardware, software, unspecified future upgrades and enhancements related to the software and access to the Company’s cloud-based services. Determining whether the hardware, software, unspecified future upgrades, enhancements and cloud-based services are considered distinct performance obligations requires significant judgment. The Company’s software used to design, cut and complete projects can be accessed offline or with the cloud-based services at no charge. When accessed with the cloud-based services, users are also able to sync projects across various devices. The connected machines are not able to function without the software, inclusive of firmware and the downloadable software. Together the hardware and software are inputs into providing the essential functionality of the connected machines and are accounted for as a single performance obligation. Product revenue is recognized for the single performance obligation of hardware with essential software at a point-in-time when control is transferred, which is either upon shipment or delivery of goods, in accordance with the terms of each contract with the customer.
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
Changes in the reserve for sales refunds were as follows:

	December 31,
	2025	2024
(in thousands)
Balance at beginning of period	$2,809	$3,267
Additions that reduced net revenue	7,486	9,202
Deductions from reserves for current year returns	(7,925)	(9,660)
Balance at end of period	$2,370	$2,809
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

Changes in the reserve for product warranties were as follows:

	December 31,
	2025	2024
(in thousands)
Balance at beginning of period	$1,641	$1,812
Additions charged to cost of revenue	1,289	2,859
Repairs and replacement costs incurred	(1,644)	(3,030)
Balance at end of period	$1,286	$1,641
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
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2025, 2024 and 2023, interest or penalties related to income tax matters included in the provision for income taxes have not been material.
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
The Company estimated the fair value of stock option awards with time-based or performance-based vesting provisions using the Black-Scholes method. For restricted stock units, the fair value is based on the closing price of our common stock on the grant date. The determination of the grant date fair value of the awards issued is affected by a number of variables, including the fair value of the underlying shares or units, the expected price volatility over the expected life of the awards, the expected term of the award, risk-free interest rates, the expected dividend yield of the underlying shares or units and the likelihood of termination. No stock option awards were granted during the years ended 2025 or 2024.

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
Advertising Costs
The Company incurs advertising costs associated with print, digital and other related broadcast advertisements. Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2025, 2024 and 2023 was $59.8 million, $46.8 million, and $32.2 million respectively. Advertising costs include expenditures for shared advertising costs that the Company incurs under its co-operative advertising programs to the extent the fair value of the distinct good or service can reasonably be estimated.
Research and Development (“R&D”)
R&D expense consists of costs associated primarily with engineering, product development, quality assurance, service fees incurred by contracting with vendors and allocated overhead costs. R&D costs are expensed as incurred.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. Public business entities must apply the ASU’s guidance to annual periods beginning after December 15, 2024 (2025 for calendar-year-end Public business entities). The Company adopted ASU 2023-09 on a retrospective basis during the year ended December 31, 2025, see Note 9 for further discussion. The adoption did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development project stages. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Upon adoption, the guidance can be applied prospectively, retrospectively, or with a modified transition approach. The Company is currently evaluating the impact of this standard on our consolidated financial statements.
In August 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Trade Receivables and Contract Assets. This ASU provides a practical expedient and accounting policy election to allow entities to measure expected credit losses on certain trade receivables and contract assets using a provision matrix approach. ASU 2025-05 is effective for annual periods beginning after

December 15, 2025, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its credit loss estimation methodology.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), expanding disclosure requirements related to certain income statement expenses. The amendments require tabular disclosure of certain operating expenses disaggregated into categories, such as purchases of inventory, employee compensation, and depreciation. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, early adoption is permitted. The Company is still evaluating the specific impacts and adoption method, we do anticipate this guidance will have a significant impact on our consolidated financial statement disclosures.
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
Contract costs consist of amounts paid to obtain contracts with customers in connection with sales of subscriptions through third-party apps. Contract costs are amortized over the subscription term. During the twelve months ended December 31, 2025, the Company capitalized $2.7 million of contract costs, and as of December 31, 2025 the unamortized balance was $1.1 million, included in prepaid and other current assets on our consolidated balance sheets. During the twelve months ended December 31, 2024, the Company capitalized $2.7 million of contract costs, and as of December 31, 2024 the unamortized balance was $1.2 million, included in prepaid and other current assets on our consolidated balance sheets. The Company has recognized no contract assets for any of the periods presented.
The following table summarizes the changes in the deferred revenue balance for the periods indicated:

	December 31,
	2025	2024	2023
(in thousands)
Deferred revenue, beginning of period	$48,253	$43,235	$38,658
Recognition of revenue included in beginning of period deferred revenue	(45,482)	(40,304)	(34,869)
Revenue deferred, net of revenue recognized on contracts in the respective period	50,510	45,322	39,446
Deferred revenue, end of period	$53,281	$48,253	$43,235
As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the deferred revenue balance.
The Company expects the following recognition of deferred revenue as of December 31, 2025:

	Year Ended December 31,
	2026	2027	2028	Total
(in thousands)
Revenue expected to be recognized	$50,409	$2,097	$775	$53,281
Revenue recognized during the years ended December 31, 2025, 2024, and 2023, related to performance obligations satisfied or partially satisfied in prior periods was $8.7 million, $5.7 million and $3.2 million, respectively.

The following table presents the total revenue by geography based on the ship-to address for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
(in thousands)
North America	$539,082	$555,052	$609,933
International	169,698	157,486	155,214
Total revenue	$708,780	$712,538	$765,147
North America revenue consists of revenues from the United States and Canada. United States represents 96%, 95%, and 95% of North America revenue for the years ended December 31, 2025, 2024, and 2023, respectively.
The following table presents the total revenue by source for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
(in thousands)
Platform	$327,399	$312,976	$309,012
Connected machines	192,444	192,439	198,312
Accessories and materials	188,937	207,123	257,823
Total revenue	$708,780	$712,538	$765,147
4.Cash, Cash Equivalents, and Financial Instruments
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of December 31, 2025:

	As of December 31, 2025
	Adjusted Cost	Total Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$194,182	$—	$194,182	$194,182	$—
Level 1:
Money market funds	62,034	—	62,034	62,034	—
Level 2:
U.S. treasury securities	19,405	29	19,434	—	19,434
Total	$275,621	$29	$275,650	$256,216	$19,434

The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of December 31, 2024:

	As of December 31, 2024
	Adjusted Cost	Total Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$161,248	$—	$161,248	$161,248	$—
Level 1:
Money market funds	70,892	—	70,892	70,892	—
Level 2:
U.S. treasury securities	104,413	361	104,774	—	104,774
Total	$336,553	$361	$336,914	$232,140	$104,774
Marketable securities held as of December 31, 2025 generally mature over the next 12 months.
All securities were in an unrealized gain position as of December 31, 2025 and 2024. We determined that an allowance for credit loss was unnecessary for any of the periods presented.
5.Inventories
Inventories are comprised of the following:

	December 31,
	2025	2024
(in thousands)
Raw materials	$25,650	$38,652
Finished goods	117,185	144,630
Total inventories	$142,835	$183,282
Less: reserves	(29,309)	(49,015)
Total inventories, net	$113,526	$134,267
Inventories current	$102,664	$115,255
Inventories non-current (included in Other assets)	$10,862	$19,012
The Company’s recorded inventory reserves as of December 31, 2025 consisted of $3.2 million related to excess connected machine inventory that the Company does not expect to sell, $19.0 million related to excess accessories and materials inventory, and $7.1 million related to raw material components. Amounts charged to the reserve account are recorded primarily in cost of revenues.

6.Property and Equipment
The composition of property and equipment is as follows:

	December 31,
	2025	2024
(in thousands)
Computer software, software development costs and equipment	$137,565	$116,939
Furniture and fixtures	1,916	1,930
Leasehold improvements	5,111	5,073
Manufacturing tools and equipment	28,877	35,723
Assets under construction	5,270	1,528
Total cost of property and equipment	178,739	161,193
Less: accumulated depreciation	(138,479)	(123,647)
Property and equipment, net	$40,260	$37,546
During the twelve months ended December 31, 2025, the Company recorded an impairment charge of $0.6 million related to manufacturing tools and equipment. These impairment charges were recorded within cost of revenue in the consolidated statements of operations.
Total depreciation and amortization expense for the years ended December 31, 2025, 2024 and 2023 was $24.1 million, $29.0 million and $29.0 million, respectively.
Amortization of computer software, software development costs and equipment for the years ended December 31, 2025, 2024 and 2023 was $19.6 million, $22.2 million and $20.1 million, respectively.
Property and equipment, along with all other Company assets are pledged as collateral on the Credit Agreement (see Note 8).
7.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2025	2024
(in thousands)
Customer rebates	$37,627	$38,756
Other accrued liabilities and other current liabilities	33,519	37,518
Total accrued expenses	$71,146	$76,274
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
The Company accounted for the Credit Agreement as a modification of the 2020 Credit Agreement in accordance with ASC 470-50 Modification and Extinguishments. In connection with the Credit Agreement, the Company incurred and capitalized $1.3 million of debt issuance costs in addition to $0.3 million of existing unamortized debt issuance costs with the 2020 Credit Agreement which remained deferred, resulting a total deferral of debt issuance costs of $1.6 million as of the date of the Credit Agreement. As of December 31, 2025 and 2024, total unamortized debt issuance costs were $0.5 million and $0.8 million, respectively, and were included in other assets on our consolidated balance sheets.
The Credit Agreement is collateralized by substantially all of the Company’s assets and contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for loans of this nature. In particular, the Credit Agreement will not permit the leverage ratio to be greater than 3.0 to 1.0, measured on the last day of any fiscal quarter. In addition, the Credit Agreement will not permit the interest coverage ratio to be less than 3.0 to 1.0, for any period of four consecutive quarters, measured on the last day of any fiscal quarter. Management has determined that the Company was in compliance with all financial and non-financial debt covenants as of December 31, 2025. As of December 31, 2025, no amount was outstanding under the Credit Agreement and available borrowings were $300.0 million.
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
9.Income Taxes
The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
(in thousands)	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$22,658	21.0%	$18,664	21.0%	$16,755	21.0%
State and local income taxes, net of federal income tax effect(a)	3,957	3.7	3,463	3.9	2,639	3.3
Foreign tax effects	83	0.1	54	0.1	293	0.4
Effect of cross-border tax laws
Foreign derived intangible income	(699)	(0.7)	(2,448)	(2.8)	(1,987)	(2.5)
Other	153	0.1	150	0.2	0	—
Tax credits
Research and development tax credits	(2,296)	(2.1)	(2,065)	(2.3)	(2,480)	(3.1)
Foreign tax credits	(24)	—	0	—	0	—
Nontaxable or nondeductible items
Share-based payment awards	3,998	3.7	7,098	8.0	6,544	8.2
Nondeductible executive compensation	1,712	1.6	1,018	1.1	710	0.9
Return to provision adjustments	2,994	2.8	822	0.9	3,288	4.1
Other	(170)	(0.2)	264	0.3	56	0.1
Changes in unrecognized tax benefits	(1,178)	(1.1)	(973)	(1.1)	329	0.4
Effective income tax rate	$31,188	28.9%	$26,047	29.3%	$26,147	32.8%
(a) State taxes in California, Pennsylvania and Utah made up the majority (greater than 50 percent) of the tax effect in this category for the years ended December 31, 2025 and 2023. California and Utah made up the majority (greater than 50 percent) of the tax effect in this category for the year ended December 31, 2024.
Differences between the Company’s effective tax rate and the statutory tax rate relate primarily to state income taxes, stock-based compensation, tax credits, prior year return to provision adjustments and changes in unrecognized tax benefits during the period. Deferred taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes.

Significant components of the Company’s net deferred tax assets are comprised of the following:

	December 31,
	2025	2024
(in thousands)
Deferred tax assets:
Inventories	$7,731	$11,457
Lease liability	2,807	3,633
Accounts receivable	422	642
Sales refund liability	579	689
Deferred revenue	701	693
Stock-based compensation	4,919	6,152
Amortization	133	164
Capitalized research expenditures	2,306	22,291
Net operating loss carryforwards	153	130
Capital loss carryforwards	61	102
Tax credits	3,695	3,338
Other	(166)	879
Total deferred tax assets	23,341	50,170
Deferred tax liabilities:
Depreciation and amortization	(7,505)	(7,658)
ROU lease asset	(2,626)	(3,326)
Total deferred tax liabilities	(10,131)	(10,984)
Net deferred tax assets	$13,210	$39,186

	Year Ended December 31,
	2025	2024	2023
(in thousands)
Current:
Federal	$3,169	$24,854	$32,140
State	1,477	5,108	4,695
Foreign	485	403	549
Total current	5,131	30,365	37,384
Deferred:
Federal	22,738	(3,692)	(9,561)
State	3,341	(581)	(1,713)
Foreign	(22)	(45)	37
Total deferred	26,057	(4,318)	(11,237)
Income tax provision	$31,188	$26,047	$26,147

Income taxes paid (net of refunds) are comprised of the following:

	Year Ended December 31,
	2025	2024	2023
(in thousands)
Federal	$9,962	$40,464	$21,100
State
California	1,000	*	*
Utah	(3,585)	*	*
Other states	2,484	2,781	2,614
Foreign	594	626	297
Total	$10,455	$43,871	$24,011
* The amount of income taxes paid during the years ended December 31, 2024 and 2023 does not meet the 5% disaggregation threshold.
Income and expense from continuing operations are comprised of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Pretax income:
Domestic	$105,817	$87,050	$78,392
Foreign	2,076	1,827	1,391
Total	$107,893	$88,877	$79,783

	Year Ended December 31,
(in thousands)	2025	2024	2023
Income tax expense:
Federal	$25,907	$21,162	$22,580
State	4,818	4,527	2,982
Foreign	463	358	585
Total	$31,188	$26,047	$26,147
There are immaterial foreign net operating loss carryforwards set to expire in 2026. The Company establishes valuation allowances if it is more likely than not that deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the net operating loss deferred tax asset and other net deferred tax assets recorded in our consolidated financial statements. Accordingly, the Company has not recorded a valuation allowance against net deferred tax assets for the years ended December 31, 2025 and 2024.
As of December 31, 2025, the Company has not recorded incremental income taxes for outside basis differences in our investments in foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations.

As of December 31, 2025, 2024, and 2023, $5.7 million, $6.4 million and $7.1 million, respectively, of unrecognized tax benefits would affect our effective tax rate if recognized. The total balance of unrecognized gross tax benefits for the years ended December 31, 2025 and 2024, resulted primarily from research and development credits, foreign derived intangible income differences, inventory basis differences and the release of reserves due to the expiration of statutes of limitation. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024	2023
(in thousands)
Unrecognized tax benefits at beginning of year	$6,376	$7,148	$3,988
Reductions based on prior year tax positions	—	—	(159)
Additions based on prior year tax provisions	286	159	2,691
Additions based on current year tax provisions	951	921	996
Reductions due to tax authorities’ settlements	—	(98)	—
Reductions due to expirations of statutes of limitation	(1,873)	(1,754)	(368)
Unrecognized tax benefits at end of year	$5,740	$6,376	$7,148
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2025 and 2024, interest or penalties related to income tax matters included in the provision for income taxes have not been material.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations for tax years prior to 2022.
10.Capital Structure
The Company has authorized 100,000,000 shares of preferred stock, par value $0.001 per share, and 1,250,000,000 shares of common stock, par value $0.001 per share, which is divided between two series Class A common stock and Class B common stock. During the year ended December 31, 2025, 4,911,815 shares of Class B common stock were converted to Class A common stock. As of December 31, 2025, the Company had 1,000,000,000 shares of Class A common stock and 250,000,000 shares of Class B common stock authorized and 55,397,876 shares of Class A common stock and 155,938,408 shares of Class B common stock issued and outstanding. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock.
Stock Repurchase Program
On May 2, 2025, the board of directors approved replenishing the repurchase program up to an aggregate transactional value of $50 million to purchase shares of its outstanding Class A common stock, depending on the Company’s continuing analysis of market, financial, and other factors. The share repurchase program may be suspended or discontinued at any time and does not have a predetermined expiration date.
During the years ended December 31, 2025 and 2024, the Company repurchased and retired 4,577,893 and 6,247,175 shares of our Class A common stock, respectively, for $24.6 million and $38.4 million, respectively, under this program.
Dividends
On October 31, 2025, the Company declared a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on January 20, 2026 to shareholders of record as of January 6, 2026. As part of the dividends, and pursuant to the underlying award agreements, holders of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) received a dividend equivalent of $0.10 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $24.3 million was to be satisfied in cash of $21.1 million payable to holders of Class A and Class B common stock with the remaining $3.2 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures.

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
During the twelve months ended December 31, 2025, an aggregate of $202.1 million was paid in cash, and $26.3 million was satisfied in the form of dividend equivalents to RSU or PRSU holders. During the twelve months ended December 31, 2024, an aggregate of $110.0 million was paid in cash, and $13.5 million was satisfied in the form of dividend equivalents to RSU or PRSU holders. During the twelve months ended December 31, 2023, an aggregate of $294.1 million was paid in cash, and $19.2 million was satisfied in the form of dividend equivalents to RSU or PRSU holders.
Dividends payable includes dividends declared but not yet paid and prior dividends on unvested shares of Class A common stock payable upon future vesting.
11.Stock-Based Compensation
Stock-based Compensation Cost
The following table shows the stock-based compensation cost by award type for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
(in thousands)
Equity classified awards
Restricted stock units	$36,687	$43,421	$41,094
Stock options	—	772	2,388
Class B common stock	427	3,667	6,504
Liability classified awards	26	40	44
Total stock-based compensation	$37,140	$47,900	$50,030
The following table sets forth the total stock-based compensation cost included in the Company’s consolidated statements of operations and comprehensive income or capitalized to assets for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
(in thousands)
Cost of revenue
Platform	1,052	1,192	926
Products	46	712	1,505
Total cost of revenue	1,098	1,904	2,431
Research and development	12,047	15,620	18,169
Sales and marketing	10,065	12,825	12,740
General and administrative	11,581	14,718	13,986
Total stock-based compensation expense	$34,791	$45,067	$47,326
Capitalized for software development costs	1,634	1,509	1,960
Capitalized to inventory	715	1,324	744
Total stock-based compensation	$37,140	$47,900	$50,030
As of December 31, 2025, there was $50.7 million of unrecognized stock-based compensation cost related to service-based awards, which is expected to be recognized over a weighted-average period of 2.4 years. The total unrecognized compensation expense related to unvested PRSUs that are not probable of vesting was $94.0 million as of December 31, 2025. The tax benefit from stock-based compensation cost during the years ended December 31, 2025, 2024 and 2023, was $7.8 million, $9.2 million, and $9.3 million, respectively.
2021 Equity Incentive Plan
In March 2021, the Company’s 2021 Equity Incentive Plan became effective. The 2021 Equity Incentive Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. Outstanding restricted stock units and performance units are entitled to dividend equivalents in the form of additional unvested restricted stock units or unvested performance units equal in value to the amount of any declared dividend based on the closing price of the Company’s class A stock on the dividend payment date. Dividend equivalents are forfeited if the underlying award does not vest. As of December 31, 2025, 47,914,984 shares of Class A common stock were reserved for issuance under this plan including shares reserved for previously granted awards discussed below as well as shares reserved for issuance of future awards under the plan.

A summary of the Company’s RSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (per share)

Outstanding at December 31, 2024	11,251,503	$9.86
Granted	5,872,136	$5.28
Dividend equivalent grants	1,298,567	$—
Vested	(4,348,993)	$12.76
Forfeited/cancelled	(1,027,702)	$8.07
Outstanding at December 31, 2025	13,045,511	$7.13
The total fair value of RSUs vested as of the vesting dates during the years ended December 31, 2025, 2024 and 2023, was $26.1 million, $19.0 million, and $17.1 million, respectively.
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
A summary of the Company’s PRSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of PRSUs (a)	Weighted- Average Grant Date Fair Value (per share)

Outstanding at December 31, 2024	17,485,433	$13.12
Granted	240,000	$6.28
Dividend equivalent grants	2,872,274	$—
Forfeited / cancelled	(1,612,395)	$12.10
Outstanding at December 31, 2025	18,985,312	$13.13
a.Represents the maximum number of PRSUs assuming all performance targets are achieved.
The expense recognized each period for these PRSUs is primarily dependent upon the Company’s estimate of the probability of achieving the performance targets during the performance period. At December 31, 2025, the Company determined it was not probable any performance conditions would be achieved, so no stock-based compensation has been recorded for these PRSUs during the years ended December 31, 2025, 2024 and 2023.
Options under the 2021 Equity Incentive Plan have a contractual term of 10 years. The exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of the shares on the date of grant.

A summary of the Company’s stock option activity under the 2021 Equity Incentive Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2024	2,750,078	$18.25	2.2	$—
Forfeited/cancelled	(49,167)	17.65
Outstanding and expected to vest at December 31, 2025	2,700,911	$17.50	1.1	$—
Vested and exercisable at December 31, 2025	2,700,911	$17.50	1.1	$—

For the years ended December 31, 2025, 2024 and 2023, no options were granted and the total intrinsic value of options exercised was immaterial.
Certain employees received restricted stock unit equivalents (“RSU equivalents”) which upon vesting are settled for a cash payment equal to the difference between the Company’s stock price on the vesting date less the base price specified at the time of the grant. Due to the cash settlement feature, these awards are liability classified awards and require initial and subsequent measurement at fair value. As of December 31, 2025 and 2024, the total recognized liability for the unvested awards was not material and the number of awards was not material.
Unvested Class B Common Stock
The Company’s unvested Class B common stock resulted from the corporate reorganization in March 2021 and is not part of the 2021 Equity Incentive Plan. Dividends declared on unvested Class B common stock are subject to vesting and are forfeited if the underlying stock does not vest. Activity related to Class B common stock subject to future vesting for the year ended December 31, 2025 is as follows:

	Number of Unvested Shares	Weighted- Average Grant Date Fair Value (per share)

Outstanding at December 31, 2024	113,578	$20.00
Vested	(107,425)	$20.00
Outstanding at December 31, 2025	6,153	$20.00
The total fair value of Class B common stock vested as of the vesting dates during the years ended December 31, 2025, 2024 and 2023, was $0.8 million, $7.8 million, and $27.1 million, respectively.

Options to Purchase Class B Common Stock
The Company’s options to purchase Class B common stock resulted from the corporate reorganization in March 2021 and are not part of the 2021 Equity Incentive Plan. A summary of the Company stock option activity for the options to purchase shares of Class B common stock is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2024	197,425	$7.29	0.9	$—
Forfeited / Cancelled	(197,425)	$6.58
Outstanding at December 31, 2025	—	$—	0.0	$—
2021 Employee Stock Purchase Plan
In March 2021, the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”) became effective. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of December 31, 2025, 10,602,602 shares of our Class A common stock were available for sale under the 2021 ESPP.
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
Self-Insurance Liabilities
Starting in 2022, the Company began a self-insurance plan for certain employee medical benefits. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The liabilities include amounts for actual claims and claims incurred but not reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in actual liabilities being more or less than the amounts currently recorded. As of December 31, 2025 and 2024 we have accrued $0.6 million and $0.5 million, respectively, for employee medical claims. Such amounts are included in accrued expenses and other current liabilities on our consolidated balance sheets.
13.Leases
The Company leases office space with original lease terms ranging from 1 to 6 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease.
In December 2024, the Company amended its operating lease for its corporate headquarters in South Jordan, Utah to extend the term through May 2029 and to reduce the annual rent rate for future periods. As a result of this amendment, the Company remeasured the associated operating lease liability and right-of-use asset for this lease.
The Company has determined its leases should be classified as operating leases. Variable lease costs are comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and are classified as lease cost due to the Company's election to not separate lease and non-lease components. For the years ended December 31, 2025, 2024 and 2023, the Company incurred operating lease costs of $4.1 million, $5.0 million and $5.4 million, respectively, and variable lease costs of $0.4 million, $0.4 million and $0.4 million, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2025, 2024 and 2023 was $4.6 million, $5.6 million and $5.9 million, respectively, and was included in net cash used in operating activities in the Company's consolidated statements of cash flows.
As of December 31, 2025, the maturities of the Company's operating lease liabilities were as follows:

Operating Leases
(in thousands)
2026	$4,131
2027	2,869
2028	4,023
2029	1,694
Total lease payments	$12,717
Less: imputed interest	$(1,093)
Present value of operating lease liabilities	$11,624
Operating lease liabilities, current	$3,606
Operating lease liabilities, non-current	$8,018
The weighted average remaining operating lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	As of December 31, 2025	As of December 31, 2024
Weighted-average remaining lease term of operating leases	3.3 years	4.2 years
Weighted-average discount rate of operating leases	5.4%	5.3%
14.Employee Benefit Plan
The Company sponsors a 401(k) plan for the benefit of its employees who have attained at least 18 years of age. The Company matches 50% of the first 12% of an employee’s salary contributed to the plan on the first day of the month following their hire date. The Company contributed $2.7 million, $2.4 million, and $2.5 million during the years ended December 31, 2025, 2024 and 2023, respectively.

15.Net Income Per Share
The computation of net income per share is as follows:

	Year Ended December 31,
	2025	2024	2023
(in thousands, except share and per share amounts)
Basic earnings per share:
Net income	$76,705	$62,830	$53,636
Shares used in computation:
Weighted-average common shares outstanding, basic	215,183,706	215,105,815	216,892,525
Earnings per share, basic	$0.36	$0.29	$0.25

Diluted earnings per share:
Net income	$76,705	$62,830	$53,636
Shares used in computation:
Weighted-average common shares outstanding, basic	215,183,706	215,105,815	216,892,525
Weighted-average effect of potentially dilutive securities:
Unvested common stock subject to forfeiture	9,265	285,686	1,840,180
Employee stock options	—	—	48,889
Restricted stock units	2,116,064	254,005	940,469
Diluted weighted-average common shares outstanding	217,309,035	215,645,506	219,722,063
Diluted earnings per share	$0.35	$0.29	$0.24
The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2025	2024	2023

Employee stock options	2,700,911	2,947,503	2,999,085
Restricted stock units	3,089,647	5,909,923	4,435,957
Unvested Class B common stock subject to forfeiture	6,153	113,578	415,402
16.Segment Information
The Company organizes its business into the following two reportable segments: Platform and Products. The chief operating decision makers (“CODM”) review revenue and gross profit for each of the reportable segments. The CODM consists of the Company’s Chief Executive Officer and Chief Financial Officer. The reported measure of segment profit or loss is gross profit, which is defined as revenue less cost of revenue incurred by the segment. The Company identifies cost of revenue as the significant segment expense category included in each reportable segment. No other segment-level expense categories are regularly provided to the CODM. The key operating decisions made by the CODM include assessing segment performance and resource allocation. The CODM primarily focuses on revenue and gross profit of the Platform and Product segments, as well as consolidated operating results and capital expenditures. The CODM uses this information to make budgeting and forecasting decisions, including hiring and compensation of certain employees, and allocating financial or capital resources. The reportable segments reflect the Company’s strategy to focus on continuing to expand revenue and margin generated from its digital platform and Paid Subscribers and the relative importance of physical products to the platform, including bundles (comprised of several combinations of machines, accessories, and materials).
The Platform segment derives revenue primarily from monthly and annual subscription fees, purchases of digital content, and a minimal amount of the revenue allocated to unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services. For the years ended December 31, 2025, 2024 and 2023, upfront digital content revenue comprised approximately 2%, 1% and 1%, respectively, of Platform revenue. The remaining Platform revenue consists of ratably recognized subscription revenue and revenue related to unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services, which are recognized over the determined service period.
The Products segment derives revenue primarily from the sale of its connected machine hardware, and sale of craft, DIY, home décor products and extensions. There are no internal revenue transactions between the Company’s segments.
The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of the years ended December 31, 2025 and 2024, long-lived assets located outside the United States, primarily located in Malaysia and China, were $5.2 million and $5.1 million.
Key financial performance measures of the segments including revenue, cost of revenue and gross profit are as follows:

	Year Ended December 31,
	2025	2024	2023
(in thousands)
Platform:
Revenue	$327,399	$312,976	$309,012
Cost of revenue	35,990	37,288	32,804
Gross profit	$291,409	$275,688	$276,208

Products:
Revenue	$381,381	$399,562	$456,135
Cost of revenue	282,359	322,462	389,050
Gross profit	$99,022	$77,100	$67,085

Consolidated:
Revenue	$708,780	$712,538	$765,147
Cost of revenue	318,349	359,750	421,854
Gross profit	$390,431	$352,788	$343,293
A reconciliation of our total segment and consolidated gross profit to our income before provision for income taxes is presented in our consolidated statements of operations and comprehensive income.
17.Subsequent Events
Dividends
On January 20, 2026, the Company paid a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock to shareholders of record as of January 6, 2025. $21.1 million was paid in cash and $3.2 million was satisfied in the form of dividend equivalents to RSU or PRSU holders.
U.S. Tariff Update
On February 20, 2026, the United States Supreme Court ruled that certain tariffs imposed under IEEPA were invalid. The availability, timing, and amount of any related refunds remain uncertain and are subject to further legal, regulatory, and administrative developments. In response, the U.S. presidential administration announced its intention to rely on alternative statutory authorities to impose tariffs and implemented additional tariffs on imports, creating continued uncertainty regarding future tariff measures and their potential impact on the Company. The Company continues to monitor and evaluate these developments and assess the potential impact on its business, financial condition, and results of operations.
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
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that its internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Our independent registered public accounting firm, BDO USA, P.C., has issued an audit report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2025, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2025, which were identified in connection with management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant		10-Q	001-40257	3.1	May 13, 2021

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant		8-K	001-40257	3.1	June 2, 2025
3.3	Amended and Restated Bylaws of the registrant		10-Q	001-40257	3.1	May 13, 2021
4.1	Description of Capital Stock		10-K	001-40257	4.1	March 9, 2022
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers		S-1/A	333-253134	10.1+	March 16, 2021
10.2+	Amended and Restated Outside Director Compensation Policy		10-Q	001-40257	10.1+	November 5, 2025
10.3+	Form of Incentive Unit Award		S-1/A	333-253134	10.3+	March 16, 2021
10.4+	Form of Zero Strike Incentive Unit Award Agreement		S-1/A	333-253134	10.4+	March 16, 2021
10.5+	Form of Incentive Unit Subscription Agreement		S-1/A	333-253134	10.5+	March 16, 2021
10.6+	Form of Announcement of Bonus Award and Bonus Award Agreement		S-1/A	333-253134	10.7+	March 16, 2021
10.7+	Cricut, Inc. 2021 Equity Incentive Plan and related form agreements		S-1/A	333-253134	10.9+	March 16, 2021
10.8+	Executive Employment Agreement between the registrant and Ashish Arora, dated as of March 14, 2021		S-1/A	333-253134	10.10+	March 16, 2021
10.9+	Confirmatory Employment Letter between the registrant and Kimball Shill dated as of April 4, 2022		10-Q	001-40257	10.1+	May 11, 2022
10.10+	Confirmatory Employment Letter between the registrant and Matt Tuttle dated as of February 11, 2026	X
10.11	Office Lease, dated as of November 20, 2014, between the registrant and Riverpark Five, LLC		S-1/A	333-253134	10.14	March 16, 2021
10.12	First Amendment to Office Lease, dated as of January 6, 2017, between the registrant and Riverpark Five, LLC		S-1/A	333-253134	10.15	March 16, 2021
10.13	Second Amendment to Office Lease, dated as of January 18, 2018, between the registrant and Riverpark Five, LLC		S-1/A	333-253134	10.16	March 16, 2021
10.14	Amended and Restated Third Amendment to Office Lease, dated as of March 16, 2018, between the registrant and Riverpark Five, LLC		S-1/A	333-253134	10.17	March 16, 2021
10.15	Fourth Amendment to Office Lease, dated as of December 13, 2021, between the registrant and Riverpark Five, LLC		10-K	001-40257	10.18	March 9, 2022
10.16	Credit Agreement, dated August 4, 2022, by and among the Company, JPMorgan Chase Bank, N.A, as Administrative Agent, and other lenders party thereto		10-Q	001-40257	10.1*	August 10, 2022
10.17	Fifth Amendment to Office Lease, dated December 16, 2024, between the registrant and Riverpark Five, LLC		10-K	001-40257	10.21	March 5, 2025
10.18+	Cricut, Inc. 2021 Employee Stock Purchase Plan and related form agreements		S-1/A	333-253134	10.20+	March 16, 2021

10.19+	Executive Incentive Compensation Plan		S-1/A	333-253134	10.21+	March 16, 2021
10.20+	Form of Option Agreement		S-1/A	333-253134	10.22+	March 16, 2021
10.21+	Executive Change in Control and Severance Plan		S-1/A	333-253134	10.23+	March 16, 2021
19.1	Cricut, Inc. Insider Trading Policy		10-K	001-40257	19.1	March 5, 2025
21.1	List of subsidiaries of the registrant		S-1/A	333-253134	21.1	March 16, 2021
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm, as to the registrant	X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Executive Compensation Recovery Policy		10-K	001-40257	97.1	March 5, 2024
101 SCH	XBRL Taxonomy Extension Schema Document.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Taxonomy Extension Definition Linkbase Document.
101 LAB	XBRL Taxonomy Extension Label Linkbase Document.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments
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

Cricut, Inc.

Date:	March 3, 2026	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY
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

Date:	March 3, 2026	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 3, 2026	By:		/s/ Kimball Shill
			Name:	Kimball Shill
			Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	March 3, 2026	By:		/s/ Ryan Harmer
			Name:	Ryan Harmer
			Title:	SVP of Accounting, Corporate Controller
(Principal Accounting Officer)

Date:	March 3, 2026	By:		/s/ Steven Blasnik
			Name:	Steven Blasnik
			Title:	Director

Date:	March 3, 2026	By:		/s/ Russell Freeman
			Name:	Russell Freeman
			Title:	Director

Date:	March 3, 2026	By:		/s/ Jason Makler
			Name:	Jason Makler
			Title:	Director and Chair of the Board of Directors

Date:	March 3, 2026	By:		/s/ Melissa Reiff
			Name:	Melissa Reiff
			Title:	Director

Date:	March 3, 2026	By:		/s/ Billie Williamson
			Name:	Billie Williamson
			Title:	Director

Date:	March 3, 2026	By:		/s/ Heidi Zak
			Name:	Heidi Zak
			Title:	Director