Form 10-K/A
period 2025-12-31
Cricut, Inc.
filed 2026-03-06
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
As of February 27, 2026, the registrant had 56,748,942 shares of Class A Common Stock, and 155,032,336 shares of Class B Common Stock, outstanding.

Explanatory Note
This Amendment No. 1 (“Amendment”) on Form 10-K/A amends the annual report on Form 10-K of Cricut, Inc. (the “Company”) for the period ended December 31, 2025, as filed with the Securities and Exchange Commission (the “Commission”) on March 4, 2026 (the “Form 10-K”).
This Amendment is an exhibit-only filing solely for the purpose of filing revised Exhibits 32.1 and 32.2 to comply with Section 906 of the Sarbanes-Oxley Act of 2002. No revisions are being made to the Company’s financial statements and this Amendment does not reflect events occurring after the filing of the Form 10-K, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-K.

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
EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant		10-Q	001-40257	3.1	May 13, 2021
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant		8-K	001-40257	3.1	June 2, 2025
3.3	Amended and Restated Bylaws of the registrant		10-Q	001-40257	3.1	May 13, 2021
4.1	Description of Capital Stock		10-K	001-40257	4.1	March 9, 2022
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers		S-1/A	333-253134	10.1+	March 16, 2021
10.2+	Amended and Restated Outside Director Compensation Policy		10-Q	001-40257	10.1+	November 5, 2025
10.3+	Form of Incentive Unit Award		S-1/A	333-253134	10.3+	March 16, 2021
10.4+	Form of Zero Strike Incentive Unit Award Agreement		S-1/A	333-253134	10.4+	March 16, 2021
10.5+	Form of Incentive Unit Subscription Agreement		S-1/A	333-253134	10.5+	March 16, 2021
10.6+	Form of Announcement of Bonus Award and Bonus Award Agreement		S-1/A	333-253134	10.7+	March 16, 2021
10.7+	Cricut, Inc. 2021 Equity Incentive Plan and related form agreements		S-1/A	333-253134	10.9+	March 16, 2021
10.8+	Executive Employment Agreement between the registrant and Ashish Arora, dated as of March 14, 2021		S-1/A	333-253134	10.10+	March 16, 2021
10.9+	Confirmatory Employment Letter between the registrant and Kimball Shill dated as of April 4, 2022		10-Q	001-40257	10.1+	May 11, 2022

10.10+	Confirmatory Employment Letter between the registrant and Matt Tuttle dated as of February 11, 2026	10-K	001-40257	10.10+	March 4, 2026
10.11	Office Lease, dated as of November 20, 2014, between the registrant and Riverpark Five, LLC	S-1/A	333-253134	10.14	March 16, 2021
10.12	First Amendment to Office Lease, dated as of January 6, 2017, between the registrant and Riverpark Five, LLC	S-1/A	333-253134	10.15	March 16, 2021
10.13	Second Amendment to Office Lease, dated as of January 18, 2018, between the registrant and Riverpark Five, LLC	S-1/A	333-253134	10.16	March 16, 2021
10.14	Amended and Restated Third Amendment to Office Lease, dated as of March 16, 2018, between the registrant and Riverpark Five, LLC	S-1/A	333-253134	10.17	March 16, 2021
10.15	Fourth Amendment to Office Lease, dated as of December 13, 2021, between the registrant and Riverpark Five, LLC	10-K	001-40257	10.18	March 9, 2022
10.16	Credit Agreement, dated August 4, 2022, by and among the Company, JPMorgan Chase Bank, N.A, as Administrative Agent, and other lenders party thereto	10-Q	001-40257	10.1*	August 10, 2022
10.17	Fifth Amendment to Office Lease, dated December 16, 2024, between the registrant and Riverpark Five, LLC	10-K	001-40257	10.21	March 5, 2025
10.18+	Cricut, Inc. 2021 Employee Stock Purchase Plan and related form agreements	S-1/A	333-253134	10.20+	March 16, 2021
10.19+	Executive Incentive Compensation Plan	S-1/A	333-253134	10.21+	March 16, 2021
10.20+	Form of Option Agreement	S-1/A	333-253134	10.22+	March 16, 2021
10.21+	Executive Change in Control and Severance Plan	S-1/A	333-253134	10.23+	March 16, 2021
19.1	Cricut, Inc. Insider Trading Policy	10-K	001-40257	19.1	March 5, 2025
21.1	List of subsidiaries of the registrant	S-1/A	333-253134	21.1	March 16, 2021
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm, as to the registrant	10-K	001-40257	23.1	March 4, 2026
24.1	Power of Attorney (contained in the signature page to the Annual Report on Form 10-K)	10-K	001-40257	24.1	March 4, 2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-40257	31.1	March 4, 2026
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-40257	31.2	March 4, 2026

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Executive Compensation Recovery Policy		10-K	001-40257	97.1	March 5, 2024
101 SCH	XBRL Taxonomy Extension Schema Document.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Taxonomy Extension Definition Linkbase Document.
101 LAB	XBRL Taxonomy Extension Label Linkbase Document.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments
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

Cricut, Inc.

Date:	March 6, 2026	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer and Director
(Principal Executive Officer)