Form 10-Q
period 2026-03-31
Cricut, Inc.
filed 2026-05-06
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2026, the registrant had 55,019,004 shares of Class A Common Stock, and 154,879,630 shares of Class B Common Stock, outstanding.

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
•our ability to manage our supply chain, manufacturing, distribution and fulfillment, including the ability to forecast demand and manage our inventory, particularly in light of geopolitical conflict or war;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Cricut, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share)

	As of March 31, 2026	As of December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$236,499	$256,216
Marketable securities	19,175	19,434
Accounts receivable, net	67,713	92,011
Inventories	106,038	102,664
Prepaid expenses and other current assets	32,506	29,266
Total current assets	461,931	499,591
Property and equipment, net	44,136	40,260
Operating lease right-of-use asset	10,059	10,880
Deferred tax assets	13,575	13,210
Other assets	14,063	16,865
Total assets	$543,764	$580,806
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,187	$71,553
Accrued expenses and other current liabilities	54,384	71,146
Deferred revenue, current portion	54,709	50,409
Operating lease liabilities, current portion	3,577	3,606
Dividends payable, current portion	—	24,361
Total current liabilities	169,857	221,075
Operating lease liabilities, net of current portion	7,118	8,018
Deferred revenue, net of current portion	2,733	2,872
Other non-current liabilities	6,565	5,280
Total liabilities	186,273	237,245
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025.	—	—
Common stock, par value $0.001 per share, 1,250,000,000 shares authorized as of March 31, 2026, 209,897,286 shares issued and outstanding as of March 31, 2026; 1,250,000,000 shares authorized as of December 31, 2025, 211,336,284 shares issued and outstanding as of December 31, 2025.	210	211
Additional paid-in capital	329,693	339,224
Retained earnings	27,481	3,960
Accumulated other comprehensive income	107	166
Total stockholders’ equity	357,491	343,561
Total liabilities and stockholders’ equity	$543,764	$580,806

See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Platform	$84,768	$79,986
Products	74,703	82,648
Total revenue	159,471	162,634
Cost of revenue:
Platform	9,359	8,668
Products	57,414	55,618
Total cost of revenue	66,773	64,286
Gross profit	92,698	98,348
Operating expenses:
Research and development	16,602	15,657
Sales and marketing	36,327	36,685
General and administrative	16,883	16,665
Total operating expenses	69,812	69,007
Income from operations	22,886	29,341
Other income (expense):
Interest income	2,224	3,357
Interest expense	(80)	(79)
Other income	55	2
Total other income, net	2,199	3,280
Income before provision for income taxes	25,085	32,621
Provision for income taxes	4,767	8,707
Net income	$20,318	$23,914
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable securities, net of tax	$(18)	$115
Change in foreign currency translation adjustment, net of tax	(41)	102
Comprehensive income	$20,259	$24,131
Earnings per share, basic	$0.10	$0.11
Earnings per share, diluted	$0.10	$0.11
Weighted-average common shares outstanding, basic	210,524,057	212,445,961
Weighted-average common shares outstanding, diluted	212,547,918	213,839,020
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	211,336,284	$211	$339,224	$3,960	$166	$343,561
Net income	—	—	—	20,318	—	20,318
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	1,326,380	1	(4,275)	—	—	(4,274)
Repurchase of common stock	(2,765,378)	(2)	(12,259)	—	—	(12,261)
Dividends and dividend equivalents issued	—	—	—	3,203	—	3,203
Stock-based compensation	—	—	7,003	—	—	7,003
Other comprehensive loss	—	—	—	—	(59)	(59)
Balance as of March 31, 2026	209,897,286	$210	$329,693	$27,481	$107	$357,491

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	213,295,922	$213	$466,554	$—	$(6)	$466,761
Net income	—	—	—	23,914	—	23,914
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	606,114	1	(2,659)	—	—	(2,658)
Repurchase of common stock	(2,126,464)	(2)	(11,998)	—	—	(12,000)
Dividends and dividend equivalents issued	—	—	806	2,083	—	2,889
Stock-based compensation	—	—	11,051	—	—	11,051
Other comprehensive income	—	—	—	—	217	217
Balance as of March 31, 2025	211,775,572	$212	$463,754	$25,997	$211	$490,174
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$20,318	$23,914
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	5,613	6,105
Bad debt expense (benefit)	57	(1,903)
Stock-based compensation	6,462	10,450
Deferred income tax	(360)	(4,798)
Non-cash lease expense	823	904
Unrealized foreign currency (gain) loss	581	(634)
Provision for inventory obsolescence, net	(1,437)	(4,868)
Other	22	6
Changes in operating assets and liabilities:
Accounts receivable	23,642	32,213
Inventories	920	4,877
Prepaid expenses and other current assets	(3,047)	8,662
Other assets	40	(3,125)
Accounts payable	(14,093)	4,895
Accrued expenses, other current liabilities and other non-current liabilities	(15,918)	(19,979)
Operating lease liabilities	(930)	(1,074)
Deferred revenue	4,160	5,521
Net cash and cash equivalents provided by operating activities	26,853	61,166
Cash flows from investing activities:
Purchases of property and equipment, including capitalized software development costs	(9,130)	(4,892)
Net cash and cash equivalents used in investing activities	(9,130)	(4,892)
Cash flows from financing activities:
Repurchases of common stock	(12,261)	(12,000)
Employee tax withholding payments on stock-based awards	(3,971)	(2,924)
Cash dividend	(21,157)	(21,493)
Net cash and cash equivalents used in financing activities	(37,389)	(36,417)
Effect of exchange rate on changes in cash and cash equivalents	(51)	144
Net increase (decrease) in cash and cash equivalents	(19,717)	20,001
Cash and cash equivalents at beginning of period	256,216	232,140
Cash and cash equivalents at end of period	$236,499	$252,141
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$305	$279
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$371
Property and equipment included in accounts payable, accrued expenses and other current liabilities	$3,371	$2,019
Tax withholdings on stock-based awards included in accrued expenses and other current liabilities	$350	$185
Stock-based compensation capitalized for software development costs	$368	$423
Dividends declared but unpaid	$—	$32
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.Description of Business and Basis of Presentation
Nature of Business
Cricut, Inc. (“Cricut” or the “Company”) is a designer and marketer of a creativity platform that enables users to turn ideas into professional-looking handmade goods. Using the Company’s platform, versatile connected machines, and accessories and materials, users create everything from personalized birthday cards, mugs and T-shirts to large-scale interior decorations. The Company’s subscription services and products are primarily marketed under the Cricut brand in the United States, as well as Europe and other countries around the world. Headquartered in South Jordan, Utah, the Company is an innovator in its industry, focused on bringing innovative technology (automation and consumerization of industrial tools) to the craft, DIY, and home décor categories. The Company’s condensed consolidated financial statements include the operations of its wholly owned subsidiaries, which are located throughout Europe and in the Asia-Pacific region.
The Company designs, markets, and distributes the Cricut family of products, including the platform, connected machine bundles and ancillary products. In addition, Cricut sells a broad line of fonts, images, templates, and projects for purchase à la carte.
The Company organizes its business into the following two reportable segments: Platform and Products. See Note 15, Segment Information, for further discussion of the Company’s segment reporting structure.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”). However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.
The condensed consolidated financial statements include the accounts of Cricut, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of that date but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows and the changes in equity for the interim periods. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending December 31, 2026, or any other period.
Recently Adopted Accounting Pronouncements
In August 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Trade Receivables and Contract Assets. The amendments in ASU 2025-05 permit entities to elect a practical expedient when estimating expected credit losses on accounts receivable and contract assets. Under this election, entities may assume that current conditions as of the balance sheet date do not change for the remaining life of accounts receivable and contract assets when developing forecasts as part of estimating expected credit losses. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements
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
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires entities to disaggregate operating expenses into specific categories such as employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the statement of operations. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently evaluating the impact of this standard on the consolidated financial statements and related disclosures.
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
Money market funds are highly liquid investments and are actively traded. The pricing information for these assets is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. Marketable securities which include U.S. Treasury securities are valued using observable inputs from similar assets, or from observable data in markets that are not active; these assets are classified as Level 2 of the fair value hierarchy. There were no liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.
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
As of March 31, 2026, December 31, 2025, and January 1, 2025, the Company had net accounts receivable balances of $67.7 million, $92.0 million and $102.0 million, respectively. As of March 31, 2026, and December 31, 2025, the Company had an allowance for credit losses against accounts receivable of $1.8 million and $1.7 million, respectively.
3.Revenue and Deferred Revenue
Deferred revenue relates to performance obligations for which payments have been received from the customer prior to revenue recognition. Deferred revenue primarily consists of deferred subscription-based services. Deferred revenue also includes amounts allocated from the sale of a connected machine bundle to the unspecified upgrades and enhancements and the Company’s cloud-based services. Contract costs consist of amounts paid to obtain contracts with customers in connection with sales of subscriptions through third-party apps. Contract costs are amortized over the subscription term. As of March 31, 2026 and December 31, 2025 the Company had $1.2 million and $1.1 million recorded for capitalized contract costs, respectively.
The following table summarizes the changes in the deferred revenue balance for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
(in thousands)
Deferred revenue, beginning of period	$53,281	$48,253
Recognition of revenue included in beginning of period deferred revenue	(27,802)	(24,890)
Revenue deferred, net of revenue recognized on contracts in the respective period	31,963	30,410
Deferred revenue, end of period	$57,442	$53,773
As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the deferred revenue balance.
The Company expects the following recognition of deferred revenue as of March 31, 2026:

	Year Ended December 31,
	2026 (remainder of year)	2027	2028	2029	Total
(in thousands)
Revenue expected to be recognized	$51,333	$5,039	$1,035	$35	$57,442
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 15, Segment Information.

Revenue recognized during the three months ended March 31, 2026 related to performance obligations satisfied or partially satisfied was $3.9 million.
The following table presents the total revenue by geography based on the ship-to address for the periods indicated:

	Three Months Ended March 31,
	2026	2025
(in thousands)
North America*	$118,602	$127,569
International	40,869	35,065
Total revenue	$159,471	$162,634
*North America revenue consists of revenues from the United States and Canada.
4.Cash, Cash Equivalents, and Financial Instruments
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Adjusted Cost	Total Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$193,430	$—	$193,430	$193,430	$—
Level 1:
Money market funds	43,069	—	43,069	43,069	—
Level 2:
U.S. treasury securities	19,170	5	19,175	—	19,175
Total	$255,669	$5	$255,674	$236,499	$19,175

	As of December 31, 2025
	Adjusted Cost	Total Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$194,182	$—	$194,182	$194,182	$—
Level 1:
Money market funds	62,034	—	62,034	62,034	—
Level 2:
U.S. treasury securities	19,405	29	19,434	—	19,434
Total	$275,621	$29	$275,650	$256,216	$19,434
Marketable securities held as of March 31, 2026 generally mature over the next 12 months. As of March 31, 2026 and December 31, 2025 all securities were in an unrealized gain position. The Company determined that an allowance for credit losses was unnecessary for the periods presented.

5.Inventories
Inventories are comprised of the following:

	As of March 31, 2026	As of December 31, 2025
(in thousands)
Raw materials	$24,673	$25,650
Finished goods	117,416	117,185
Total inventories	142,089	142,835
Less: reserves	(27,873)	(29,309)
Total inventories, net	$114,216	$113,526
Inventories current	$106,038	$102,664
Inventories non-current (included in Other assets)	$8,178	$10,862
The Company’s recorded inventory reserves as of March 31, 2026 consisted of $19.9 million related to finished goods inventory and $8.0 million related to raw materials components. Amounts charged to the reserve account are recorded primarily in cost of revenues.
6.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of March 31, 2026	As of December 31, 2025
(in thousands)
Customer rebates	$26,571	$37,627
Other accrued liabilities and other current liabilities	27,813	33,519
Total accrued expenses	$54,384	$71,146
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
As of March 31, 2026, and December 31, 2025 total unamortized debt issuance costs were $0.4 million and $0.5 million, respectively.
The Credit Agreement is collateralized by substantially all of the Company’s assets and contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for loans of this nature. In particular, the Credit Agreement will not permit the leverage ratio to be greater than 3.0 to 1.0, measured on the last day of any fiscal quarter. In addition, the Credit Agreement will not permit the interest coverage ratio to be less than 3.0 to 1.0, for any period of four consecutive quarters, measured on the last day of any fiscal quarter. Management has determined that the Company was in compliance with all financial and non-financial debt covenants as of March 31, 2026. As of March 31, 2026 and December 31, 2025, no amounts were outstanding under the Credit Agreement and available borrowings were $300.0 million.
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

The estimated effective tax rate was 19.0% and 26.7% for the three months ended March 31, 2026 and 2025, respectively. The Company’s provision for income taxes was $4.8 million and $8.7 million for the three months ended March 31, 2026 and 2025, respectively. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the three months ended March 31, 2026, primarily due to an increase in the deduction related to foreign derived deduction eligible income and an increase in the research and development credit.
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
9.Capital Structure
As of March 31, 2026, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001 per share, and 1,250,000,000 shares of common stock, par value $0.001 per share, which was divided between two series: Class A common stock and Class B common stock. As of March 31, 2026, the Company had 1,000,000,000 shares of Class A common stock and 250,000,000 shares of Class B common stock authorized and 55,017,656 shares of Class A common stock and 154,879,630 shares of Class B common stock issued and outstanding. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock. During the three months ended March 31, 2026 and 2025, 1,058,778 and 703,636 shares of Class B common stock were converted to Class A common stock, respectively.
Stock Repurchase Program
On May 2, 2025 the Board of Directors approved replenishing the repurchase program up to an aggregate transactional value of $50 million to purchase shares of its outstanding Class A common stock depending on the Company’s continuing analysis of market, financial, and other factors. The share repurchase program may be suspended or discontinued at any time and does not have a predetermined expiration date.
During the three months ended March 31, 2026, the Company repurchased and retired 2,765,378 shares of its Class A common stock for $12.2 million.
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
On May 2, 2025, the Company declared a special dividend of $0.75 per share and a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on July 21, 2025 to shareholders of record as of July 7, 2025. As part of the dividends, and pursuant to the underlying award agreements, holders of RSUs and PRSUs received a dividend equivalent of $0.85 per unit in the form of additional RSUs and PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $204.8 million was to be satisfied in cash of $180.6 million payable to holders of Class A and Class B common stock with the remaining

$24.2 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures.
On November 1, 2024, the Company declared a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on January 21, 2025 to shareholders of record as of January 7, 2025. As part of the dividends, and pursuant to the underlying award agreements, holders of RSUs and PRSUs received a dividend equivalent of $0.10 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $24.2 million was to be satisfied in cash of $21.3 million payable to holders of Class A and Class B common stock with the remaining $2.9 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures.
During the three months ended March 31, 2026, an aggregate of $21.2 million was paid in cash and $3.2 million was satisfied in the form of dividend equivalents to RSU or PRSU holders. During the three months ended March 31, 2025, $21.5 million was paid in cash and $2.9 million was satisfied in the form of dividend equivalents to RSU or PRSU holders.
10.Stock-Based Compensation
Stock-Based Compensation Cost
The following table shows the stock-based compensation cost by award type for the periods indicated:

	Three Months Ended March 31,
	2026	2025
(in thousands)
Equity classified awards
Restricted stock units	$6,987	$10,788
Class B common stock	16	263
Liability-classified awards	—	2
Total stock-based compensation	$7,003	$11,053
The following table sets forth the total stock-based compensation cost included in the Company’s condensed consolidated statements of operations and comprehensive income or capitalized to assets for the periods indicated:

	Three Months Ended March 31,
	2026	2025
(in thousands)
Cost of revenue
Platform	$192	$267
Products	19	6
Total cost of revenue	211	273
Research and development	2,388	3,437
Sales and marketing	1,854	3,114
General and administrative	2,009	3,626
Total stock-based compensation expense	$6,462	$10,450
Capitalized for software development costs	368	423
Capitalized to inventories	173	180
Total stock-based compensation	$7,003	$11,053
As of March 31, 2026, there was $42.7 million of unrecognized stock-based compensation cost related to service-based awards, which is expected to be recognized over a weighted-average period of 2.3 years. The total unrecognized compensation expense related to unvested PRSUs that are not probable of vesting was $71.9 million as of March 31, 2026.

2021 Equity Incentive Plan
In March 2021, the Company’s 2021 Equity Incentive Plan became effective. The 2021 Equity Incentive Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. Outstanding restricted stock units and performance units are entitled to dividend equivalents in the form of additional unvested restricted stock units or unvested performance units equal in value to the amount of any declared dividend based on the closing price of the Company’s Class A stock on the dividend payment date. Dividend equivalents are forfeited if the underlying award does not vest. As of March 31, 2026, 46,589,348 shares of Class A common stock were reserved for issuance under this plan including shares reserved for previously granted awards discussed below as well as shares reserved for issuance of future awards under the plan.
A summary of the Company’s service-based RSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2025	13,045,511	$7.13
Granted	104,000	$4.28
Dividend equivalent grants	308,414	—
Vested	(2,237,774)	$7.64
Forfeited / cancelled	(274,554)	$6.74
Outstanding at March 31, 2026	10,945,597	$6.70
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
A summary of the Company’s PRSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of PRSUs (a)	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2025	18,985,312	$13.13
Dividend equivalent grants	448,845	$—
Forfeited / cancelled	(207,935)	$10.57
Outstanding at March 31, 2026	19,226,222	$13.15
a.Represents the maximum number of PRSUs assuming all performance targets are achieved.
The expense recognized each period for the PRSUs is primarily dependent upon the Company’s estimate of the probability of achieving the performance targets during the performance period. At March 31, 2026, the

Company determined it was not probable any performance conditions would be achieved so no stock-based compensation was recorded for these PRSUs during the three months ended March 31, 2026.
Options under the 2021 Equity Incentive Plan have a contractual term of 10 years. The exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of the shares on the date of grant.
A summary of the Company’s stock option activity under the 2021 Equity Incentive Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2025	2,700,911	$17.50	1.1	$—
Forfeited / cancelled	(2,218,889)	$17.50
Outstanding and expected to vest at March 31, 2026	482,022	$17.50	4.9	$—
Vested and exercisable at March 31, 2026	482,022	$17.50	4.9	$—
During the three months ended March 31, 2026 and 2025, no options were granted.
Certain employees received restricted stock unit equivalents (“RSU equivalents”) which upon vesting are settled for a cash payment equal to the difference between the Company’s stock price on the vesting date less the base price specified at the time of the grant. Due to the cash settlement feature, these awards are liability classified awards and require initial and subsequent measurement at fair value. As of March 31, 2026 and December 31, 2025, the total recognized liability for the unvested awards was not material and the number of awards was not material.
Class B Common Stock
The Company’s Class B common stock resulted from the corporate reorganization in March 2021 and is not part of the 2021 Equity Incentive Plan. The remaining 6,153 Class B common stock vested during the three months ended March 31, 2026.
2021 Employee Stock Purchase Plan
In March 2021, the Company’s 2021 Employee Stock Purchase Plan (“ESPP”) became effective. Subject to any limitations contained therein, the ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of March 31, 2026, 10,602,602 shares of our Class A common stock were available for issuance under the ESPP. No offering period may have a duration exceeding 27 months. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the enrollment date price (first day of the offering period) and the exercise date price (last day of the offering period).
The Company has authorized offering periods under the ESPP, which commenced on April 1, 2026. During the three months ended March 31, 2026, no shares were issued under the ESPP and no stock-based compensation expense was recorded. Payroll contributions accruing beginning April 1, 2026 will be used to issue shares at the end of the offering period ending on September 30, 2026.
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
The Company has determined its leases should be classified as operating leases. Variable lease costs are comprised primarily of the Company’s proportionate share of operating expenses, property taxes, and insurance and are classified as lease cost due to the Company’s election to not separate lease and non-lease components. The Company incurred operating lease costs of $1.0 million for the three months ended March 31, 2026, and $1.1 million for the three months ended March 31, 2025. The Company also incurred immaterial variable lease costs for the three months ended March 31, 2026, and $0.1 million for the three months ended March 31, 2025.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.1 million for the three months ended March 31, 2026, and $1.2 million for the three months ended March 31, 2025. These amounts were included in net cash provided by operating activities in the Company’s consolidated statements of cash flows.
As of March 31, 2026, the maturities of the Company’s operating lease liabilities were as follows:

Operating Leases
Year Ended December 31,	(in thousands)
2026 (remainder of the year)	$3,053
2027	2,869
2028	4,023
2029	1,693
Total lease payments	$11,638
Less: imputed interest	$(943)
Present value of operating lease liabilities	$10,695
Operating lease liabilities, current	$3,577
Operating lease liabilities, non-current	$7,118
The weighted average remaining operating lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	As of March 31, 2026	As of December 31, 2025
Weighted-average remaining lease term of operating leases	3.1 years	3.3 years
Weighted-average discount rate of operating leases	5.5%	5.4%
13.Employee Benefit Plan
The Company sponsors a 401(k) plan for the benefit of its employees who have attained at least 18 years of age. The Company matches 50% of the first 12% of an employee’s salary contributed to the plan on the first day of the month following their hire date. The Company contributed $1.0 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively.

14.Net Income Per Share
The computation of net income per share is as follows:

	Three Months Ended March 31,
	2026	2025
(in thousands, except share and per share amounts)
Basic earnings per share:
Net income	$20,318	$23,914
Shares used in computation:
Weighted-average common shares outstanding, basic	210,524,057	212,445,961
Earnings per share, basic	$0.10	$0.11

Diluted earnings per share:
Net income	$20,318	$23,914
Shares used in computation:
Weighted-average common shares outstanding, basic	210,524,057	212,445,961
Weighted-average effect of potentially dilutive securities:
Unvested common stock subject to forfeiture	2,666	37,573
Restricted stock units	2,021,195	1,355,486
Diluted weighted-average common shares outstanding	212,547,918	213,839,020
Diluted earnings per share	$0.10	$0.11
The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025

Employee stock options	482,022	2,931,909
Restricted stock units	2,066,124	4,243,796
Unvested Class B common stock subject to forfeiture	—	16,408
15.Segment Information
The Company organizes its business into the following two reportable segments: Platform and Products. The chief operating decision makers (“CODM”) review revenue and gross profit for each of the reportable segments. The CODM consists of the Company’s Chief Executive Officer and Chief Financial Officer. The reported measure of segment profit or loss is gross profit, which is defined as revenue less cost of revenue incurred by the segment. The Company identifies cost of revenue as the significant segment expense category included in each reportable segment. No other segment-level expense categories are regularly provided to the CODM. The key operating decisions made by the CODM include assessing segment performance and resource allocation. The CODM primarily focuses on revenue and gross profit of the Platform and Products segments, as well as consolidated operating results and capital expenditures. The CODM uses this information to make budgeting and forecasting decisions, including hiring and compensation of certain employees, and allocating financial or capital resources. The reportable segments reflect the Company’s strategy to focus on continuing to expand revenue and margin generated from its digital platform and Paid Subscribers (as defined below) and the relative importance of physical products to the platform, including bundles (comprised of several combinations of machines, accessories and materials).
The Platform segment derives revenue primarily from monthly and annual subscription fees, purchases of digital content, and a minimal amount of the revenue allocated to unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services. For the three months ended March 31, 2026, upfront digital content revenue comprised 1% of Platform revenue. The remaining Platform revenue consists of ratably recognized subscription revenue and revenue related to unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services, which are recognized over the determined service period.
The Products segment derives revenue primarily from the sale of its connected machine hardware, and sale of craft, DIY, home décor products and extensions. There are no internal revenue transactions between the Company’s segments.
The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of March 31, 2026, long-lived assets located outside the United States, primarily located in Malaysia and China, were $7.0 million.
Key financial performance measures of the segments including revenue, cost of revenue and gross profit are as follows:

	Three Months Ended March 31,
	2026	2025
(in thousands)
Platform:
Revenue	$84,768	$79,986
Cost of revenue	9,359	8,668
Gross profit	$75,409	$71,318

Products:
Revenue	$74,703	$82,648
Cost of revenue	57,414	55,618
Gross profit	$17,289	$27,030

Consolidated:
Revenue	$159,471	$162,634
Cost of revenue	66,773	64,286
Gross profit	$92,698	$98,348
A reconciliation of our total segment and consolidated gross profit to our income before provision for income taxes is presented in our condensed consolidated statements of operations and comprehensive income.
16.Subsequent Events
On May 1, 2026, the Board of Directors approved a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on July 21, 2026 to shareholders of record as of July 7, 2026.
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

Overview of Our Business and History
At Cricut, our mission is to help people lead creative lives. We have designed and built a creativity platform that enables our engaged and loyal community of nearly 6.0 million Active Users (as defined below) to turn ideas into professional-looking handmade goods. With our highly versatile Design Space Platform and our products, our users create everything from personalized birthday cards, mugs and T-shirts, to large-scale interior decorations. Our users’ journeys typically begin with the purchase of a connected machine bundle. We currently sell a portfolio of connected machines that cut, write, score and create other decorative effects using a wide variety of materials including paper, adhesive vinyl, iron-on vinyl, pens, and more. Our connected machines are designed in a variety of sizes for a wide range of uses. They are available at multiple price points and in various bundle configurations.
Our platform integrates our design apps and connected machines, allowing our users to create and share seamlessly. Our software is cloud-based, meaning that users can access and work on their projects anywhere, at any time, across desktops or mobile devices. We enable our users to be inspired, to create and share projects with the Cricut community and to follow others doing the same. On our platform, users can find inspiration, purchase or upload content like fonts and images, design a project from scratch or find a vast array of ready-to-make projects. In addition, our AI functionality within our app enables users to generate unique, cut-ready images from text or image prompts for personalized crafting projects like stickers, decals, and more. Users can leverage the full power of our platform by using our connected machines together with our free design apps, in-app purchases and subscription offerings to design and complete projects. All users can access a select number of free images, fonts and projects from our design apps or upload their own. In addition, we offer a wider selection of images, fonts and projects for purchase à la carte, including licensed content from partners with well-known brands and characters, like major motion picture studios. We also have two subscription offerings:
•Cricut Access: Provides a subscription to fonts, images, templates and projects as well as other member benefits, including exclusive software features and functionality, discounts, and priority Cricut Member Care. Cricut Access is billed monthly starting at $9.99 per month or annually at $95.88 per year.
•Cricut Access Premium: Includes all of the benefits of Cricut Access as well as additional discounts and AI credits, and is billed monthly starting at $14.99 per month or annually at $119.88 per year.
As of March 31, 2026, we had nearly 3.1 million Paid Subscribers (as defined below) to Cricut Access and Cricut Access Premium.
We sell a broad range of products in the Cricut ecosystem that help bring designs to life. These products work seamlessly and easily together, which helps build brand loyalty among our user base. Cricut products give users peace of mind with a brand they trust for durability, selection, and compliance. Creating projects drives repeat purchases of Cricut products for years after a user first buys a connected machine bundle, demonstrating a growing customer lifetime value through ongoing engagement with our platform.
We design and develop our software and hardware products, and we work with third-party contract manufacturers to source components and finished goods and with third-party logistics companies to warehouse and distribute our products.
We sell our products through our brick-and-mortar and online retail partners, as well as through our website at Cricut.com. Our partners include Amazon, Hobby Lobby, Michaels, Target, Walmart and many others. We also sell our products, including subscriptions to Cricut Access and Cricut Access Premium, on Cricut.com.
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
The current global macroeconomic environment, including regulation, tariffs that have materially increased, and may continue to increase, our costs and the potential for further trade barriers, or additional retaliatory changes by U.S. trading partners may impact our business and international expansion. We are also beginning to see potential disruption to our supply chain stemming from the Middle East conflict, driven largely by higher fuel and petrochemical-related input costs. While we continue to evaluate actions to mitigate these pressures, the current environment requires a thoughtful and measured approach given the price sensitivity of the consumer.
On February 20, 2026, the U.S. Supreme Court ruled that U.S. tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") on goods imported into the U.S. were unauthorized. Following the ruling, U.S. Customs and Border Protection (“CBP”) established a phased refund process through its Consolidated Administration and Processing of Entries (“CAPE”) functionality. In April 2026, we submitted a refund request for eligible IEEPA tariff entries in the initial phase of the process. The ultimate availability, timing, and amount of any refunds remain subject to CBP review and processing, future phases of the CAPE process, and other legal, regulatory and administrative developments. We have not recognized an asset related to potential refunds as of March 31, 2026.
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

	As of March 31,
	2026	2025
Active Users (in thousands)	5,969	5,926
90-Day Engaged Users (in thousands)	3,345	3,372
Paid Subscribers (in thousands)	3,078	2,974

	Twelve Months Ended March 31,
	2026	2025
Platform ARPU	$55.65	$53.10
Active Users
We define Active Users as registered users of at least one registered connected machine who have utilized their connected machine to create a project in the last 365 days. One user may own multiple registered connected machines but is only counted once if that user registers those connected machines by using the same email address. If possession of a connected machine is transferred to a new owner and registered by that new owner, the new owner is added to the total Active Users and the prior owner is removed from the total Active Users if the prior owner does not own any other registered connected machines. Active Users is a key indicator of the health of our business, because changes in the number of Active Users excludes non-users to better represent opportunities for us to drive additional platform and product revenue.
90-Day Engaged Users
We define 90-Day Engaged Users as registered users of at least one registered connected machine who have utilized their connected machine to create a project in the last 90 days. One user may own multiple registered connected machines but is only counted once if that user registers those connected machines by using the same email address. If possession of a connected machine is transferred to a new owner and registered by that new owner, the new owner is added to the total 90-Day Engaged Users and the prior owner is removed from the total 90-Day Engaged Users if the prior owner does not own any other registered connected machines. 90-Day Engaged Users excludes non-users to better represent opportunities for us to drive additional platform and product revenue.
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
Products
We generate Products revenue from sales of connected machine bundles and ancillary products, net of sales discounts, rebates and returns. Our connected machines portfolio consists of machines in four product families: Cricut Maker, which includes Maker, Maker 3, and Maker 4; Cricut Explore, which includes Explore Air 2, Explore 3, Explore 4, and Explore 5; Cricut Joy, which includes Joy, Joy Xtra, and Joy 2; and Cricut Venture. Our ancillary products include Cricut EasyPress, Cricut MugPress, hand tools, machine replacement tools and blades, and project materials such as adhesive vinyl and iron-on vinyl. Products revenue is recognized at the point in time when control is transferred, which is either upon shipment or delivery to the customer in accordance with the terms of each customer contract.
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
General and Administrative
General and administrative expenses consist of personnel-related expenses for our finance, legal, human resources and administrative personnel, including salaries and bonuses, benefits and stock-based compensation expense, as well as the costs of professional services, any allocated overhead, information technology, impairment charges of unused equipment, and other administrative expenses. We expect our general and administrative expenses as a percentage of revenue to increase in the near term as we expand our operations, and invest in systems enhancements.
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
The following table is presented in thousands:

	Three Months Ended March 31,
	2026	2025
(in thousands)
Revenue:
Platform	$84,768	$79,986
Products	74,703	82,648
Total revenue	159,471	162,634
Cost of revenue:
Platform(1)	9,359	8,668
Products(1)	57,414	55,618
Total cost of revenue	66,773	64,286
Gross profit	92,698	98,348
Operating expenses:
Research and development(1)	16,602	15,657
Sales and marketing(1)	36,327	36,685
General and administrative(1)	16,883	16,665
Total operating expenses	69,812	69,007
Income from operations	22,886	29,341
Other income, net	2,199	3,280
Income before provision for income taxes	25,085	32,621
Provision for income taxes	4,767	8,707
Net income	$20,318	$23,914

(1)    Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
(in thousands)
Cost of revenue
Platform	$192	$267
Products	19	6
Total cost of revenue	211	273
Research and development	2,388	3,437
Sales and marketing	1,854	3,114
General and administrative	2,009	3,626
Total stock-based compensation expense	$6,462	$10,450

Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%
(dollars in thousands)
Revenue:
Platform	$84,768	$79,986	$4,782	6%
Products	74,703	82,648	(7,945)	(10)%
Total revenue	$159,471	$162,634	$(3,163)	(2)%

Three Months Ended March 31, 2026 and 2025
Platform revenue increased by $4.8 million, or 6%, to $84.8 million for the three months ended March 31, 2026, from $80.0 million for the three months ended March 31, 2025. The increase was driven by an increase in Paid Subscribers from 3.0 million as of March 31, 2025 to nearly 3.1 million as of March 31, 2026.
Products revenue decreased by $7.9 million, or 10%, to $74.7 million for the three months ended March 31, 2026, from $82.6 million for the three months ended March 31, 2025. The decrease was primarily driven by lower average net selling prices on Products compared to the prior year.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2026	2025	$	%
(dollars in thousands)
Cost of Revenue:
Platform	$9,359	$8,668	$691	8%
Products	57,414	55,618	1,796	3%
Total cost revenue	$66,773	$64,286	$2,487	4%
Gross Profit:
Platform	75,409	71,318	4,091	6%
Products	17,289	27,030	(9,741)	(36)%
Total gross profit	$92,698	$98,348	$(5,650)	(6)%
Gross Margin
Platform	89%	89%
Products	23%	33%
Three Months Ended March 31, 2026 and 2025
Platform cost of revenue increased by $0.7 million, or 8%, to $9.4 million for the three months ended March 31, 2026, from $8.7 million for the three months ended March 31, 2025. The increase was primarily driven by increases in hosting fees and digital content costs.
Gross margin for Platform was 89% for the three months ended March 31, 2026, and 89% for the three months ended March 31, 2025.
Products cost of revenue increased by $1.8 million, or 3%, to $57.4 million for the three months ended March 31, 2026, from $55.6 million for the three months ended March 31, 2025. The increase was primarily driven by a smaller reduction of inventory reserves compared to the prior year combined with higher tariffs, partially offset by lower inventory procurement costs.
Gross margin for Products was 23% for the three months ended March 31, 2026 and 33% for the three months ended March 31, 2025. The decrease was primarily driven by smaller reduction of inventory reserves compared to the prior year combined with higher tariffs and increased promotional activity.
Operating Expenses
Research and Development

	Three Months Ended March 31,		Change
	2026	2025	$	%
(dollars in thousands)
Research and development	$16,602	$15,657	$945	6%
As a percentage of total revenue	10%	10%
Research and development expenses increased by $0.9 million, or 6%, to $16.6 million for the three months ended March 31, 2026 from $15.7 million for the three months ended March 31, 2025. The increase was primarily due to a $0.9 million increase in personnel-related expense.

Sales and Marketing

	Three Months Ended March 31,		Change
	2026	2025	$	%
(dollars in thousands)
Sales and marketing	$36,327	$36,685	$(358)	(1)%
As a percentage of total revenue	23%	23%
Sales and marketing expenses decreased by $0.4 million, or 1%, to $36.3 million for the three months ended March 31, 2026 from $36.7 million for the three months ended March 31, 2025. The decrease was primarily driven by a $0.3 million decrease in advertising and other marketing costs and a $0.3 million decrease in professional services and a $0.2 million decrease in payment processing fees. This was partially offset by a $0.6 million increase in software subscriptions.
General and Administrative

	Three Months Ended March 31,		Change
	2026	2025	$	%
(dollars in thousands)
General and administrative	$16,883	$16,665	$218	1%
As a percentage of total revenue	11%	10%
General and administrative expenses increased by $0.2 million, or 1%, to $16.9 million for the three months ended March 31, 2026 from $16.7 million for the three months ended March 31, 2025. The increase was primarily driven by a $1.9 million reversal of bad debt expense in 2025. This was partially offset by a $1.7 million decrease in professional services expense.

Other Income

	Three Months Ended March 31,		Change
	2026	2025	$	%
(dollars in thousands)
Other income, net	$2,199	$3,280	$(1,081)	(33)%
Other income, net decreased by $1.1 million or 33% to $2.2 million for the three months ended March 31, 2026 from $3.3 million for the three months ended March 31, 2025. The decrease was primarily driven by a decrease in interest income.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2026	2025	$	%
(dollars in thousands)
Provision for income taxes	$4,767	$8,707	$(3,940)	(45)%
Provision for income taxes decreased by $3.9 million, or 45%, to $4.8 million for the three months ended March 31, 2026 from $8.7 million for the three months ended March 31, 2025. The decrease was primarily due to an increase in the research and development credit and an increase in the deduction related to foreign derived deduction eligible income (“FDDEI”).

Liquidity and Capital Resources
Our operations during the periods presented have been financed primarily through cash flow from operating activities. We believe our balances of cash and cash equivalents and marketable securities, which totaled $236.5 million and $19.2 million, respectively, as of March 31, 2026, along with forecasted cash expected to be generated by ongoing operations and $300.0 million in available borrowings and the option to increase the aggregate amount of our Credit Facility by up to an additional $150.0 million (see Note 7) will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Except for the recently announced semi-annual dividend and our continuing share repurchase program, our cash requirements have not changed materially since our Annual Report.
During the three months ended March 31, 2026, we paid dividends of $21.2 million to holders of Class A and Class B common stock.
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

Cash Flows

	Three Months Ended March 31,
	2026	2025
(in thousands)
Net cash flows provided by operating activities	$26,853	$61,166
Net cash flows used in investing activities	(9,130)	(4,892)
Net cash flows used in financing activities	(37,389)	(36,417)
Operating Activities
The change in net cash flows from operating activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is due to a net decrease in operating assets and liabilities of $5.2 million in 2026 compared to $32.0 million in 2025, offset by an increase in non-cash operating expenses of $11.8 million in 2026 compared to $5.3 million in 2025.
Investing Activities
The change in net cash flows from investing activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due primarily to higher capitalizable software development costs in 2026 compared to 2025.
Financing Activities
Net cash flows from financing activities for the three months ended March 31, 2026 compared to three months ended March 31, 2025 were comparable.
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
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There have been no material changes to the Company’s market risk during the three months ended March 31, 2026.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2025, filed on March 4, 2026, which are hereby incorporated by reference. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. Except as indicated below, we do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including our previously filed Form 10-K, as referenced above.
Managing our inventory supply chain, including manufacturing and component lead time, is complex and exposes us to risk.
To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders with our contract manufacturers and component suppliers sufficiently in advance, based on our estimates of future demand for particular products. Failure to accurately forecast our needs may result in manufacturing delays, increased costs or excess inventory. Because we bear supply risk under our contract manufacturing arrangements, any such delays, increased costs or excess inventory could negatively impact our business. We are beginning to see potential disruption to our supply chain, driven largely by higher fuel and petrochemical-related input costs stemming from the Middle East conflict. While we continue to evaluate actions to mitigate these pressures, the current environment requires a thoughtful and measured approach given the price sensitivity of the consumer. Failure to forecast appropriate demand, lead times, significant price fluctuations or shortages in materials or components, including the costs to transport such materials or components, the uncertainty of currency fluctuations against the U.S. dollar, increases in labor rates, limitations on the availability of labor, trade duties or tariffs, armed conflicts, and/or the introduction of new and expensive raw materials could adversely affect our contract manufacturers’ ability to manufacture our products in sufficient quantity and within sufficient time to meet our consumer demand, which would adversely affect our business, financial condition and operational results.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding common stock repurchases made by Cricut during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
January 1, 2026 through January 31, 2026	932,868	$4.58	932,868	$37,023
February 1, 2026 through February 28, 2026	903,455	$4.55	903,455	$32,912
March 1, 2026 through March 31, 2026	929,055	$4.12	929,055	$29,085
Total	2,765,378	$4.42	2,765,378	$29,085
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

Date:	May 5, 2026	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2026	By:		/s/ Kimball Shill
			Name:	Kimball Shill
			Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2026	By:		/s/ Ryan Harmer
			Name:	Ryan Harmer
			Title:	SVP of Accounting, Corporate Controller
(Principal Accounting Officer)