Form 10-Q
period 2026-06-30
Cricut, Inc.
filed 2026-08-05
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2026, the registrant had 54,662,100 shares of Class A Common Stock, and 154,782,316 shares of Class B Common Stock, outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Cricut, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of June 30, 2026	As of December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$266,911	$256,216
Marketable securities	19,354	19,434
Accounts receivable, net	72,099	92,011
Inventories	105,842	102,664
Prepaid expenses and other current assets	35,797	29,266
Total current assets	500,003	499,591
Property and equipment, net	48,190	40,260
Operating lease right-of-use assets	9,853	10,880
Deferred tax assets	16,456	13,210
Other assets	11,182	16,865
Total assets	$585,684	$580,806
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,583	$71,553
Accrued expenses and other current liabilities	65,107	71,146
Deferred revenue, current portion	53,762	50,409
Operating lease liabilities, current portion	3,174	3,606
Dividends payable, current portion	24,310	24,361
Total current liabilities	200,936	221,075
Operating lease liabilities, net of current portion	7,207	8,018
Deferred revenue, net of current portion	2,567	2,872
Other non-current liabilities	6,783	5,280
Total liabilities	217,493	237,245
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, and no shares issued and outstanding as of June 30, 2026 and December 31, 2025.	—	—
Common stock, par value $0.001 per share, 1,250,000,000 shares authorized as of June 30, 2026, 209,369,360 shares issued and outstanding as of June 30, 2026; 1,250,000,000 shares authorized as of December 31, 2025, 211,336,284 shares issued and outstanding as of December 31, 2025.	209	211
Additional paid-in capital	325,838	339,224
Retained earnings	42,225	3,960
Accumulated other comprehensive income	(81)	166
Total stockholders’ equity	368,191	343,561
Total liabilities and stockholders’ equity	$585,684	$580,806

See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Platform	$85,009	$80,697	$169,777	$160,683
Products	71,276	91,415	145,979	174,063
Total revenue	156,285	172,112	315,756	334,746
Cost of revenue:
Platform	5,964	8,816	15,323	17,484
Products	33,913	61,757	91,327	117,375
Total cost of revenue	39,877	70,573	106,650	134,859
Gross profit	116,408	101,539	209,106	199,887
Operating expenses:
Research and development	16,859	16,762	33,461	32,419
Sales and marketing	37,996	35,877	74,323	72,562
General and administrative	14,135	18,795	31,018	35,460
Total operating expenses	68,990	71,434	138,802	140,441
Income from operations	47,418	30,105	70,304	59,446
Other income (expense):
Interest income	2,995	3,578	5,219	6,935
Interest expense	(80)	(81)	(160)	(160)
Other income (expense)	(19)	241	36	243
Total other income, net	2,896	3,738	5,095	7,018
Income before provision for income taxes	50,314	33,843	75,399	66,464
Provision for income taxes	11,260	9,355	16,027	18,062
Net income	$39,054	$24,488	$59,372	$48,402
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable securities, net of tax	$(3)	$70	$(21)	$185
Change in foreign currency translation adjustment, net of tax	(185)	279	(226)	381
Comprehensive income	$38,866	$24,837	$59,125	$48,968
Earnings per share, basic	$0.19	$0.12	$0.28	$0.23
Earnings per share, diluted	$0.19	$0.11	$0.28	$0.23
Weighted-average common shares outstanding, basic	209,570,145	211,865,363	210,044,466	212,514,662
Weighted-average common shares outstanding, diluted	211,062,032	214,529,726	211,965,164	214,649,931
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	211,336,284	$211	$339,224	$3,960	$166	$343,561
Net income	—	—	—	20,318	—	20,318
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	1,326,380	1	(4,275)	—	—	(4,274)
Repurchase of common stock	(2,765,378)	(2)	(12,259)	—	—	(12,261)
Dividends and dividend equivalents issued	—	—	—	3,203	—	3,203
Stock-based compensation	—	—	7,003	—	—	7,003
Other comprehensive loss	—	—	—	—	(59)	(59)
Balance as of March 31, 2026	209,897,286	$210	$329,693	$27,481	$107	$357,491
Net income	—	—	—	39,054	—	39,054
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	1,214,368	1	(2,667)	—	—	(2,666)
Repurchase of common stock	(1,742,294)	(2)	(7,518)	—	—	(7,520)
Dividends declared	—	—	—	(24,310)	—	(24,310)
Stock-based compensation	—	—	6,330	—	—	6,330
Other comprehensive loss	—	—	—	—	(188)	(188)
Balance as of June 30, 2026	209,369,360	$209	$325,838	$42,225	$(81)	$368,191

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	213,295,922	$213	$466,554	$—	$(6)	$466,761
Net income	—	—	—	23,914	—	23,914
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	606,114	1	(2,659)	—	—	(2,658)
Repurchase of common stock	(2,126,464)	(2)	(11,998)	—	—	(12,000)
Dividends and dividend equivalents issued	—	—	806	2,083	—	2,889
Stock-based compensation	—	—	11,051	—	—	11,051
Other comprehensive income	—	—	—	—	217	217
Balance as of March 31, 2025	211,775,572	$212	$463,754	$25,997	$211	$490,174
Net income	—	—	—	24,488	—	24,488
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	1,608,171	1	(6,841)	—	—	(6,840)
Repurchase of common stock	(917,342)	(1)	(4,740)	—	—	(4,741)
Dividends declared	—	—	(154,297)	(50,485)	—	(204,782)
Stock-based compensation	—	—	10,289	—	—	10,289
Other comprehensive income	—	—	—	—	349	349
Balance as of June 30, 2025	212,466,401	$212	$308,165	$—	$560	$308,937
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$59,372	$48,402
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	11,756	12,083
Bad debt benefit	(386)	(1,594)
Stock-based compensation	12,195	20,138
Deferred income tax	(3,239)	(10,374)
Non-cash lease expense	1,654	1,858
Unrealized foreign currency (gain) loss	556	(995)
Provision for inventory obsolescence, net	(2,780)	(11,081)
Other	40	11
Changes in operating assets and liabilities:
Accounts receivable	19,705	22,446
Inventories	5,397	4,787
Prepaid expenses and other current assets	(6,724)	10,762
Other assets	87	(3,479)
Accounts payable	(17,057)	18,335
Accrued expenses, other current liabilities and other non-current liabilities	(4,549)	(17,158)
Operating lease liabilities	(1,870)	(2,197)
Deferred revenue	3,047	5,379
Net cash and cash equivalents provided by operating activities	77,204	97,323
Cash flows from investing activities:
Proceeds from maturities of marketable securities	—	26,114
Purchases of property and equipment, including capitalized software development costs	(18,634)	(10,594)
Net cash and cash equivalents provided by (used in) investing activities	(18,634)	15,520
Cash flows from financing activities:
Repurchases of common stock	(19,781)	(16,741)
Employee tax withholding payments on stock-based awards	(6,856)	(9,315)
Cash dividend	(21,157)	(21,493)
Net cash and cash equivalents used in financing activities	(47,794)	(47,549)
Effect of exchange rate on changes in cash and cash equivalents	(81)	623
Net increase in cash and cash equivalents	10,695	65,917
Cash and cash equivalents at beginning of period	256,216	232,140
Cash and cash equivalents at end of period	$266,911	$298,057
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,188	$10,938
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$627	$371
Property and equipment included in accounts payable, accrued expenses and other current liabilities	$3,555	$2,718
Tax withholdings on stock-based awards included in accrued expenses and other current liabilities	$569	$635
Stock-based compensation capitalized for software development costs	$790	$848
Dividends declared but unpaid	$24,310	$204,814
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
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows and the changes in equity for the interim periods. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending December 31, 2026, or any other period.
Recently Adopted Accounting Pronouncements
In August 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Trade Receivables and Contract Assets. The amendments in ASU 2025-05 permit entities to elect a practical expedient when estimating expected credit losses on accounts receivable and contract assets. Under this election, entities may assume that current conditions as of the balance sheet date do not change for the remaining life of accounts receivable and contract assets when developing forecasts as part of estimating expected credit losses. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development project stages. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Upon adoption, the guidance can be applied prospectively, retrospectively, or with a modified transition approach. The Company is currently evaluating the impact of this standard on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires entities to disaggregate operating expenses into specific categories such as employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the statement of operations. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently evaluating the impact of this standard on the consolidated financial statements and related disclosures.
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
Money market funds are highly liquid investments and are actively traded. The pricing information for these assets is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. Marketable securities which include U.S. Treasury securities are valued using observable inputs from similar assets, or from observable data in markets that are not active; these assets are classified as Level 2 of the fair value hierarchy. There were no liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.
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
As of June 30, 2026, December 31, 2025, and January 1, 2025, the Company had net accounts receivable balances of $72.1 million, $92.0 million and $102.0 million, respectively. As of June 30, 2026, and December 31, 2025, the Company had an allowance for credit losses against accounts receivable of $1.5 million and $1.7 million, respectively.
Changes in Laws and Regulations

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unauthorized. Following the ruling, U.S. Customs and Border Protection (“CBP”) established a phased refund process through its Consolidated Administration and Processing of Entries (“CAPE”) functionality. In April 2026, we submitted a refund request for eligible IEEPA tariff entries through the initial phase of the CAPE process. The Company evaluated recovery of IEEPA tariffs under gain contingency guidance and recognized a benefit during the second quarter of 2026 upon approval of its refund claims by CBP. Refunds, including interest, totaled $20.3 million, of which $17.9 million was recognized as a reduction of product cost of revenue, $1.7 million as a reduction of inventory, and $0.7 million as interest income. As of June 30, 2026, the Company had received $16.8 million in cash and recorded a receivable of $3.5 million for the remaining approved refund amount.

3.Revenue and Deferred Revenue
Deferred revenue relates to performance obligations for which payments have been received from the customer prior to revenue recognition. Deferred revenue primarily consists of deferred subscription-based services. Deferred revenue also includes amounts allocated from the sale of a connected machine bundle to the unspecified upgrades and enhancements and the Company’s cloud-based services. Contract costs consist of amounts paid to obtain contracts with customers in connection with sales of subscriptions through third-party apps. Contract costs are amortized over the subscription term. As of June 30, 2026 and December 31, 2025 the Company had $1.1 million and $1.1 million recorded for capitalized contract costs, respectively.
The following table summarizes the changes in the deferred revenue balance for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
(in thousands)
Deferred revenue, beginning of period	$53,281	$48,253
Recognition of revenue included in beginning of period deferred revenue	(39,444)	(35,372)
Revenue deferred, net of revenue recognized on contracts in the respective period	42,492	40,751
Deferred revenue, end of period	$56,329	$53,632
As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the deferred revenue balance.

The Company expects the following recognition of deferred revenue as of June 30, 2026:

	Year Ended December 31,
	2026 (remainder of year)	2027	2028	2029	Total
(in thousands)
Revenue expected to be recognized	$42,987	$11,931	$1,281	$130	$56,329
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 15, Segment Information.
Revenue recognized during the three and six months ended June 30, 2026 related to performance obligations satisfied or partially satisfied was $1.3 million and $5.3 million, respectively.
The following table presents the total revenue by geography based on the ship-to address for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)
North America*	$120,365	$135,825	$238,967	$263,394
International	35,920	36,287	76,789	71,352
Total revenue	$156,285	$172,112	$315,756	$334,746
*North America revenue consists of revenues from the United States and Canada.
4.Cash, Cash Equivalents, and Financial Instruments
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Adjusted Cost	Total Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$134,594	$—	$134,594	$134,594	$—
Level 1:
Money market funds	132,317	—	132,317	132,317	—
Level 2:
U.S. treasury securities	19,353	1	19,354	—	19,354
Total	$286,264	$1	$286,265	$266,911	$19,354

	As of December 31, 2025
	Adjusted Cost	Total Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$194,182	$—	$194,182	$194,182	$—
Level 1:
Money market funds	62,034	—	62,034	62,034	—
Level 2:
U.S. treasury securities	19,405	29	19,434	—	19,434
Total	$275,621	$29	$275,650	$256,216	$19,434

Marketable securities held as of June 30, 2026 generally mature over the next 12 months. As of June 30, 2026 and December 31, 2025 all securities were in an unrealized gain position. The Company determined that an allowance for credit losses was unnecessary for the periods presented.
5.Inventories
Inventories are comprised of the following:

	As of June 30, 2026	As of December 31, 2025
(in thousands)
Raw materials	$20,683	$25,650
Finished goods	117,113	117,185
Total inventories	137,796	142,835
Less: reserves	(26,530)	(29,309)
Total inventories, net	$111,266	$113,526
Inventories current	$105,842	$102,664
Inventories non-current (included in Other assets)	$5,424	$10,862
As of June 30, 2026 and December 31, 2025, the Company had $0.8 million and $0.0 million in finished goods that were undergoing rework prior to being in a sellable condition. The Company’s recorded inventory reserves as of June 30, 2026 consisted of $18.6 million related to finished goods inventory and $7.9 million related to raw materials components. Amounts charged to the reserve account are recorded primarily in cost of revenues.
6.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of June 30, 2026	As of December 31, 2025
(in thousands)
Customer rebates	$27,327	$37,627
Other accrued liabilities and other current liabilities	37,780	33,519
Total accrued expenses	$65,107	$71,146
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
As of June 30, 2026, and December 31, 2025 total unamortized debt issuance costs were $0.4 million and $0.5 million, respectively.
The Credit Agreement is collateralized by substantially all of the Company’s assets and contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for loans of this nature. In particular, the Credit Agreement will not permit the leverage ratio to be greater than 3.0 to 1.0, measured on the last day of any fiscal quarter. In addition, the Credit Agreement will not permit the interest coverage ratio to be less than 3.0 to 1.0, for any period of four consecutive quarters, measured on the last day of any fiscal quarter. Management has determined that the Company was in compliance with all financial and non-

financial debt covenants as of June 30, 2026. As of June 30, 2026 and December 31, 2025, no amounts were outstanding under the Credit Agreement and available borrowings were $300.0 million.
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

The estimated effective tax rate was 22.4% and 21.3% for the three and six months ended June 30, 2026, respectively, and 27.6% and 27.2% for the three and six months ended June 30, 2025, respectively. The Company’s provision for income taxes was $11.3 million and $16.0 million for the three and six months ended June 30, 2026, respectively, and $9.4 million and $18.1 million for the three and six months ended June 30, 2025, respectively. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the three and six months ended June 30, 2026, primarily due to an increase in the deduction related to foreign derived deduction eligible income and an increase in the research and development credit.
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
9.Capital Structure
As of June 30, 2026, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001 per share, and 1,250,000,000 shares of common stock, par value $0.001 per share, which was divided between two series: Class A common stock and Class B common stock. As of June 30, 2026, the Company had 1,000,000,000 shares of Class A common stock and 250,000,000 shares of Class B common stock authorized and 54,587,044 shares of Class A common stock and 154,782,316 shares of Class B common stock issued and outstanding. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock. During the six months ended June 30, 2026 and 2025, 1,156,092 and 2,360,303 shares of Class B common stock were converted to Class A common stock, respectively.
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
During the six months ended June 30, 2026, the Company repurchased and retired 4,507,672 shares of its Class A common stock for $19.7 million.
Dividends
On May 1, 2026, the Company declared a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on July 21, 2026 to shareholders of record as of July 7, 2026. As part of the dividends, and pursuant to the underlying award agreements, holders of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) received a dividend equivalent of $0.10 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $24.3 million is to be satisfied in cash of $20.9 million payable to holders of Class A and Class B common stock with the remaining $3.4 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures.

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
During the three and six months ended June 30, 2026, an aggregate of $0.0 million and $21.2 million, respectively, was paid in cash, and $0.0 million and $3.2 million, respectively, was satisfied in the form of dividend equivalents to RSU or PRSU holders. During the three and six months ended June 30, 2025, $0.0 million and $21.5 million, respectively, was paid in cash and $0.0 million and $2.9 million, respectively, was satisfied in the form of dividend equivalents to RSU or PRSU holders.
10.Stock-Based Compensation
Stock-Based Compensation Cost
The following table shows the stock-based compensation cost by award type for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)
Equity classified awards
Restricted stock units	$6,286	$10,231	$13,273	$21,019
ESPP awards	44	—	44	—
Class B common stock	—	58	16	321
Liability-classified awards	8	9	8	11
Total stock-based compensation	$6,338	$10,298	$13,341	$21,351

The following table sets forth the total stock-based compensation cost included in the Company’s condensed consolidated statements of operations and comprehensive income or capitalized to assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)
Cost of revenue
Platform	$204	$273	$396	$540
Products	21	9	40	15
Total cost of revenue	225	282	436	555
Research and development	2,481	3,359	4,869	6,796
Sales and marketing	1,911	2,737	3,765	5,851
General and administrative	1,116	3,310	3,125	6,936
Total stock-based compensation expense	$5,733	$9,688	$12,195	$20,138
Capitalized for software development costs	422	425	790	848
Capitalized to inventories	183	185	356	365
Total stock-based compensation	$6,338	$10,298	$13,341	$21,351
As of June 30, 2026, there was $53.9 million of unrecognized stock-based compensation cost related to service-based awards, which is expected to be recognized over a weighted-average period of 2.8 years. The total unrecognized compensation expense related to unvested PRSUs that are not probable of vesting was $89.5 million as of June 30, 2026.
2021 Equity Incentive Plan
In March 2021, the Company’s 2021 Equity Incentive Plan became effective. The 2021 Equity Incentive Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. Outstanding restricted stock units and performance units are entitled to dividend equivalents in the form of additional unvested restricted stock units or unvested performance units equal in value to the amount of any declared dividend based on the closing price of the Company’s Class A stock on the dividend payment date. Dividend equivalents are forfeited if the underlying award does not vest. As of June 30, 2026, 55,944,771 shares of Class A common stock were reserved for issuance under this plan including shares reserved for previously granted awards discussed below as well as shares reserved for issuance of future awards under the plan.
A summary of the Company’s service-based RSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2025	13,045,511	$7.13
Granted	4,893,242	$4.23
Dividend equivalent grants	308,414	$—
Vested	(4,247,234)	$8.08
Forfeited / cancelled	(734,162)	$7.65
Outstanding at June 30, 2026	13,265,771	$5.47
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
A summary of the Company’s PRSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of PRSUs (a)	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2025	18,985,312	$13.13
Granted	1,508,750	$4.23
Dividend equivalent grants	448,845	$—
Forfeited / cancelled	(547,804)	$8.60
Outstanding at June 30, 2026	20,395,103	$12.59
a.Represents the maximum number of PRSUs assuming all performance targets are achieved.
The expense recognized each period for the PRSUs is primarily dependent upon the Company’s estimate of the probability of achieving the performance targets during the performance period. At June 30, 2026, the Company determined it was not probable any performance conditions would be achieved so no stock-based compensation was recorded for these PRSUs during the six months ended June 30, 2026.
Options under the 2021 Equity Incentive Plan have a contractual term of 10 years. The exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of the shares on the date of grant.
A summary of the Company’s stock option activity under the 2021 Equity Incentive Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2025	2,700,911	$17.50	1.1	$—
Forfeited / cancelled	(2,225,727)	$17.50
Outstanding and expected to vest at June 30, 2026	475,184	$17.50	4.7	$—
Vested and exercisable at June 30, 2026	475,184	$17.50	4.7	$—
During the six months ended June 30, 2026 and 2025, no options were granted.
Certain employees received restricted stock unit equivalents (“RSU equivalents”) which upon vesting are settled for a cash payment equal to the difference between the Company’s stock price on the vesting date less the base price specified at the time of the grant. Due to the cash settlement feature, these awards are liability classified awards and require initial and subsequent measurement at fair value. As of June 30, 2026 and December 31, 2025, the total recognized liability for the unvested awards was not material and the number of awards was not material.

Class B Common Stock
The Company’s Class B common stock resulted from the corporate reorganization in March 2021 and is not part of the 2021 Equity Incentive Plan. The remaining 6,153 Class B common stock vested during the six months ended June 30, 2026.
2021 Employee Stock Purchase Plan
In March 2021, the Company’s 2021 Employee Stock Purchase Plan (“ESPP”) became effective. Subject to any limitations contained therein, the ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of June 30, 2026, 10,602,602 shares of our Class A common stock were available for issuance under the ESPP. No offering period may have a duration exceeding 27 months. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the enrollment date price (first day of the offering period) and the exercise date price (last day of the offering period).
The Company has authorized offering periods under the ESPP, which commenced on April 1, 2026. During the six months ended June 30, 2026, no shares were issued under the ESPP and stock-based compensation expense related to the ESPP was not material. Payroll contributions accruing beginning April 1, 2026 will be used to issue shares at the end of the offering period ending on September 30, 2026.
11.Commitments and Contingencies
Litigation
The Company is subject to certain outside claims and litigation, as well as regulatory disputes, audits, government inquiries and other proceedings, arising in the ordinary course of business. Management is not aware of any contingencies which it believes will have a material effect on its financial position, results of operations or liquidity.

During the three months ended June 30, 2026, the Company settled an outstanding legal claim related to a royalties dispute, which resulted in the release of $6.4 million of previously accrued liabilities and reductions to Platform and Products Cost of revenue of $3.2 million each, respectively.
12.Leases
The Company leases office space with lease terms ranging from one to six years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease.
The Company has determined its leases should be classified as operating leases. Variable lease costs are comprised primarily of the Company’s proportionate share of operating expenses, property taxes, and insurance and are classified as lease cost due to the Company’s election to not separate lease and non-lease components. The Company incurred operating lease costs of $1.0 million and $1.9 million for the three and six months ended June 30, 2026, respectively, and $1.1 million and $2.2 million, respectively, for the three and six months ended June 30, 2025. The Company also incurred variable lease costs of $0.1 million and $0.1 million for the three and six months ended June 30, 2026, and $0.0 million and $0.1 million for the three and six months ended June 30, 2025.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.1 million and $2.2 million for the three and six months ended June 30, 2026, respectively, and $1.2 million and $2.5 million for the three and six months ended June 30, 2025, respectively. These amounts were included in net cash provided by operating activities in the Company’s consolidated statements of cash flows.
As of June 30, 2026, the maturities of the Company’s operating lease liabilities were as follows:

Operating Leases
Year Ended December 31,	(in thousands)
2026 (remainder of the year)	$2,153
2027	3,165
2028	4,169
2029	1,721
Total lease payments	$11,208
Less: imputed interest	$(827)
Present value of operating lease liabilities	$10,381
Operating lease liabilities, current	$3,174
Operating lease liabilities, non-current	$7,207
The weighted average remaining operating lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	As of June 30, 2026	As of December 31, 2025
Weighted-average remaining lease term of operating leases	2.8 years	3.3 years
Weighted-average discount rate of operating leases	5.3%	5.4%
13.Employee Benefit Plan
The Company sponsors a 401(k) plan for the benefit of its employees who have attained at least 18 years of age. The Company matches 50% of the first 12% of an employee’s salary contributed to the plan on the first day of the month following their hire date. The Company contributed $0.7 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively, and $1.7 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively.

14.Net Income Per Share
The computation of net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands, except share and per share amounts)
Basic earnings per share:
Net income	$39,054	$24,488	$59,372	$48,402
Shares used in computation:
Weighted-average common shares outstanding, basic	209,570,145	211,865,363	210,044,466	212,514,662
Earnings per share, basic	$0.19	$0.12	$0.28	$0.23

Diluted earnings per share:
Net income	$39,054	$24,488	$59,372	$48,402
Shares used in computation:
Weighted-average common shares outstanding, basic	209,570,145	211,865,363	210,044,466	212,514,662
Weighted-average effect of potentially dilutive securities:
Unvested common stock subject to forfeiture	—	—	1,326	18,683
Restricted stock units	1,484,531	2,664,363	1,915,405	2,116,586
Employee stock purchase plan	7,356	—	3,967	—
Diluted weighted-average common shares outstanding	211,062,032	214,529,726	211,965,164	214,649,931
Diluted earnings per share	$0.19	$0.11	$0.28	$0.23
The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Employee stock options	475,184	2,928,389	475,184	2,928,389
Restricted stock units	1,798,435	3,126,575	1,891,198	3,278,096
Unvested Class B common stock subject to forfeiture	—	16,408	—	16,408
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
The Platform segment derives revenue primarily from monthly and annual subscription fees, purchases of digital content, and a minimal amount of the revenue allocated to unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services. For the six months ended June 30, 2026, upfront digital content revenue comprised 2% of Platform revenue. The remaining Platform revenue includes subscription revenue recognized ratably and revenue related to unspecified future upgrades and enhancements to the essential software and access to the Company’s cloud-based services, both of which are recognized over the applicable service period.
The Products segment derives revenue primarily from the sale of its connected machine hardware, and sale of craft, DIY, home décor products and extensions. There are no internal revenue transactions between the Company’s segments.
The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of June 30, 2026, long-lived assets located outside the United States, primarily located in Malaysia and China, were $9.4 million.
Key financial performance measures of the segments including revenue, cost of revenue and gross profit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)
Platform:
Revenue	$85,009	$80,697	$169,777	$160,683
Cost of revenue	5,964	8,816	15,323	17,484
Gross profit	$79,045	$71,881	$154,454	$143,199

Products:
Revenue	$71,276	$91,415	$145,979	$174,063
Cost of revenue	33,913	61,757	91,327	117,375
Gross profit	$37,363	$29,658	$54,652	$56,688

Consolidated:
Revenue	$156,285	$172,112	$315,756	$334,746
Cost of revenue	39,877	70,573	106,650	134,859
Gross profit	$116,408	$101,539	$209,106	$199,887
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
Our platform integrates our design apps and connected machines, allowing our users to create and share seamlessly. Our software is cloud-based, meaning that users can access and work on their projects anywhere, at any time, across desktops or mobile devices. We enable our users to be inspired, to create and share projects with the Cricut community and to follow others doing the same. On our platform, users can find inspiration, purchase or upload content like fonts and images, design a project from scratch or find a vast array of ready-to-make projects. In addition, our AI functionality within our app enables users to generate unique, cut-ready images from text or image prompts for personalized crafting projects like stickers, decals, and more. Users can leverage the full power of our platform by using our connected machines together with our free design apps, in-app purchases and subscription offerings to design and complete projects. All users can access a select number of free images, fonts and projects from our design apps or upload their own. In addition, we offer a wider selection of images, fonts and projects for purchase à la carte, including licensed content from partners with well-known brands and characters, like major motion picture studios. We also have two subscription offerings:
•Cricut Access Standard: Provides a subscription to fonts, images, templates, projects, and AI credits as well as other member benefits, including exclusive software features and functionality, discounts, and priority Cricut Member Care. Cricut Access Standard is billed monthly starting at $9.99 per month or annually at $95.88 per year.
•Cricut Access Premium: Includes all of the benefits of Cricut Access Standard as well as additional discounts, additional AI credits, and is billed monthly starting at $14.99 per month or annually at $119.88 per year.
As of June 30, 2026, we had 3.1 million Paid Subscribers (as defined below) to Cricut Access Standard and Cricut Access Premium.
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
We sell our products through our brick-and-mortar and online retail partners, as well as through our website at Cricut.com. Our partners include Amazon, Hobby Lobby, Michaels, Target, Walmart and many others. We also sell our products, including subscriptions to Cricut Access Standard and Cricut Access Premium, on Cricut.com.
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
The current global macroeconomic environment, including regulation, tariffs that have materially increased, and may continue to increase even after tariffs imposed under IEEPA were rescinded, our costs and the potential for further trade barriers, or additional retaliatory changes by U.S. trading partners may impact our business and international expansion. We are beginning to experience supply-chain cost pressure related to the Middle East conflict, primarily through higher fuel and petrochemical-related input costs. While we continue to evaluate actions to mitigate these pressures, the current environment requires a thoughtful and measured approach given the price sensitivity of the consumer.
On February 20, 2026, the U.S. Supreme Court ruled that IEEPA tariffs were unauthorized. Following the ruling, CBP established a phased refund process through its CAPE functionality. In April 2026, we submitted a refund request for eligible IEEPA tariff entries through the initial phase of the CAPE process. During the second quarter of 2026, CBP approved refunds, including interest, totaling $20.3 million. Of the approved amount, $17.9 million was recognized as a reduction of product cost of revenue, $1.7 million was recorded as a reduction of inventory, and $0.7 million was recognized as interest income. As of June 30, 2026, we had received $16.8 million in cash and recorded a receivable of $3.5 million for the remaining approved refund amount.
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

	As of June 30,
	2026	2025
Active Users (in thousands)	5,969	5,901
90-Day Engaged Users (in thousands)	3,494	3,482
Paid Subscribers (in thousands)	3,103	3,010

	As of June 30,
	2026	2025
Platform ARPU	$56.37	$53.84
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
Paid Subscribers
We define Paid Subscribers as the number of users with a subscription to Cricut Access Standard or Cricut Access Premium, excluding cancelled, unpaid, paused, or free trial subscriptions, as of the end of a period. Paid Subscribers is a key metric to track growth in our Platform revenue and potential leverage in our gross margin.

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
Revenue
Platform
We generate Platform revenue primarily from sales of subscriptions to Cricut Access Standard and Cricut Access Premium, digital content, and a minimal amount of revenue allocated to the unspecified future upgrades and enhancements related to the essential software and access to our cloud-based services. For a monthly or annual subscription fee, Cricut Access Standard includes a subscription to fonts, images, templates, projects, and AI credits as well as other member benefits, including exclusive software features and functionality, discounts, and priority Cricut Member Care. Cricut Access Premium includes all the benefits of Cricut Access Standard as well as additional discounts and AI credits. Digital content includes à la carte digital content purchases, including fonts, images, templates, and projects. Platform revenue is recognized on a ratable basis over time, during the subscription term for subscriptions, and at the point in time when control is transferred for à la carte digital content.
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
The following table is presented in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)
Revenue:
Platform	$85,009	$80,697	$169,777	$160,683
Products	71,276	91,415	145,979	174,063
Total revenue	156,285	172,112	315,756	334,746
Cost of revenue:
Platform(1)	5,964	8,816	15,323	17,484
Products(1)	33,913	61,757	91,327	117,375
Total cost of revenue	39,877	70,573	106,650	134,859
Gross profit	116,408	101,539	209,106	199,887
Operating expenses:
Research and development(1)	16,859	16,762	33,461	32,419
Sales and marketing(1)	37,996	35,877	74,323	72,562
General and administrative(1)	14,135	18,795	31,018	35,460
Total operating expenses	68,990	71,434	138,802	140,441
Income from operations	47,418	30,105	70,304	59,446
Other income, net	2,896	3,738	5,095	7,018
Income before provision for income taxes	50,314	33,843	75,399	66,464
Provision for income taxes	11,260	9,355	16,027	18,062
Net income	$39,054	$24,488	$59,372	$48,402

(1)    Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)
Cost of revenue
Platform	$204	$273	$396	$540
Products	21	9	40	15
Total cost of revenue	225	282	436	555
Research and development	2,481	3,359	4,869	6,796
Sales and marketing	1,911	2,737	3,765	5,851
General and administrative	1,116	3,310	3,125	6,936
Total stock-based compensation expense	$5,733	$9,688	$12,195	$20,138

Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
(dollars in thousands)
Revenue:
Platform	$85,009	$80,697	$4,312	5%	$169,777	$160,683	$9,094	6%
Products	71,276	91,415	(20,139)	(22)%	145,979	174,063	(28,084)	(16)%
Total revenue	$156,285	$172,112	$(15,827)	(9)%	$315,756	$334,746	$(18,990)	(6)%

Three Months Ended June 30, 2026 and 2025
Platform revenue increased by $4.3 million, or 5%, to $85.0 million for the three months ended June 30, 2026, from $80.7 million for the three months ended June 30, 2025. The increase was driven by an increase in Paid Subscribers from 3.0 million as of June 30, 2025 to 3.1 million as of June 30, 2026.
Products revenue decreased by $20.1 million, or 22%, to $71.3 million for the three months ended June 30, 2026, from $91.4 million for the three months ended June 30, 2025. The decrease was primarily driven by lower sales volume and lower average selling prices from increased promotional activity compared to the prior year.

Six Months Ended June 30, 2026 and 2025
Platform revenue increased by $9.1 million, or 6%, to $169.8 million for the six months ended June 30, 2026, from $160.7 million for the six months ended June 30, 2025. The increase was driven by an increase in Paid Subscribers from 3.0 million as of June 30, 2025 to 3.1 million as of June 30, 2026.
Products revenue decreased by $28.1 million, or 16%, to $146.0 million for the six months ended June 30, 2026, from $174.1 million for the six months ended June 30, 2025. The decrease was primarily driven by lower sales volume and lower average selling prices from increased promotional activity compared to the prior year.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
(dollars in thousands)
Cost of Revenue:
Platform	$5,964	$8,816	$(2,852)	(32)%	$15,323	$17,484	$(2,161)	(12)%
Products	33,913	61,757	(27,844)	(45)%	91,327	117,375	(26,048)	(22)%
Total cost revenue	$39,877	$70,573	$(30,696)	(43)%	$106,650	$134,859	$(28,209)	(21)%
Gross Profit:
Platform	79,045	71,881	7,164	10%	154,454	143,199	11,255	8%
Products	37,363	29,658	7,705	26%	54,652	56,688	(2,036)	(4)%
Total gross profit	$116,408	$101,539	$14,869	15%	$209,106	$199,887	$9,219	5%
Gross Margin
Platform	93%	89%			91%	89%
Products	52%	32%			37%	33%

Three Months Ended June 30, 2026 and 2025
Platform cost of revenue decreased by $2.9 million, or 32%, to $6.0 million for the three months ended June 30, 2026, from $8.8 million for the three months ended June 30, 2025. The decrease was primarily driven by a favorable legal outcome.
Gross margin for Platform was 93% for the three months ended June 30, 2026, and 89% for the three months ended June 30, 2025. The increase was primarily driven by a favorable legal outcome.
Products cost of revenue decreased by $27.8 million, or 45%, to $33.9 million for the three months ended June 30, 2026, from $61.8 million for the three months ended June 30, 2025. The decrease was primarily driven by IEEPA tariff refunds, lower sales volume, and a favorable legal outcome.
Gross margin for Products was 52% for the three months ended June 30, 2026 and 32% for the three months ended June 30, 2025. The increase was primarily driven by IEEPA tariff refunds and a favorable legal outcome.

Six Months Ended June 30, 2026 and 2025
Platform cost of revenue decreased by $2.2 million, or 12%, to $15.3 million for the six months ended June 30, 2026, from $17.5 million for the six months ended June 30, 2025. The decrease was primarily driven by a favorable legal outcome.
Gross margin for Platform was 91% for the six months ended June 30, 2026, and 89% for the six months ended June 30, 2025. The increase was primarily driven by a favorable legal outcome.
Products cost of revenue decreased by $26.0 million, or 22%, to $91.3 million for the six months ended June 30, 2026, from $117.4 million for the six months ended June 30, 2025. The decrease was primarily driven by IEEPA tariff refunds, lower sales volume, and a favorable legal outcome.
Gross margin for Products was 37% for the six months ended June 30, 2026 and 33% for the six months ended June 30, 2025. The increase was primarily driven by IEEPA tariff refunds and a favorable legal outcome.
Operating Expenses
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
(dollars in thousands)
Research and development	$16,859	$16,762	$97	1%	$33,461	$32,419	$1,042	3%
As a percentage of total revenue	11%	10%			11%	10%
Research and development expenses increased by $0.1 million, or 1%, to $16.9 million for the three months ended June 30, 2026 from $16.8 million for the three months ended June 30, 2025. The increase was primarily due to a $0.2 million increase in product development expense.
Research and development expenses increased by $1.0 million, or 3%, to $33.5 million for the six months ended June 30, 2026 from $32.4 million for the six months ended June 30, 2025. The increase was primarily due to a $1.0 million increase in personnel related expenses.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
(dollars in thousands)
Sales and marketing	$37,996	$35,877	$2,119	6%	$74,323	$72,562	$1,761	2%
As a percentage of total revenue	24%	21%			24%	22%
Sales and marketing expenses increased by $2.1 million, or 6%, to $38.0 million for the three months ended June 30, 2026 from $35.9 million for the three months ended June 30, 2025. The increase was primarily driven by a $2.6 million increase in advertising and other marketing expense. This was partially offset by a $0.4 million decrease in payment processing fees.
Sales and marketing expenses increased by $1.8 million, or 2%, to $74.3 million for the six months ended June 30, 2026 from $72.6 million for the six months ended June 30, 2025. The increase was primarily driven by a $2.3 million increase in advertising and other marketing costs and a $1.1 million increase in software subscriptions. This was partially offset by a $0.7 million decrease in payment processing fees and a $0.6 million decrease in professional services expense.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
(dollars in thousands)
General and administrative	$14,135	$18,795	$(4,660)	(25)%	$31,018	$35,460	$(4,442)	(13)%
As a percentage of total revenue	9%	11%			10%	11%
General and administrative expenses decreased by $4.7 million, or 25%, to $14.1 million for the three months ended June 30, 2026 from $18.8 million for the three months ended June 30, 2025. The decrease was primarily driven by a $2.2 million decrease in professional services expense, a $2.0 million decrease of personnel related expenses and a $0.8 million reduction in bad debt expense. This was partially offset by a $0.7 million increase in foreign currency translation.
General and administrative expenses decreased by $4.4 million, or 13%, to $31.0 million for the six months ended June 30, 2026 from $35.5 million for the six months ended June 30, 2025. The decrease was primarily driven by a $3.9 million decrease in professional services expense and a $2.5 million decrease in personnel related expenses. This was partially offset by an increase of $1.2 million driven by a reversal of bad debt expense in 2025 and a $1.0 million increase in foreign currency translation.
Other Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
(dollars in thousands)
Other income, net	$2,896	$3,738	$(842)	(23)%	$5,095	$7,018	$(1,923)	(27)%
Other income, net decreased by $0.8 million or 23% to $2.9 million for the three months ended June 30, 2026 from $3.7 million for the three months ended June 30, 2025. The decrease was primarily driven by a decrease in interest income.

Other income, net decreased by $1.9 million or 27% to $5.1 million for the six months ended June 30, 2026 from $7.0 million for the six months ended June 30, 2025. The decrease was primarily driven by a decrease in interest income.
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
(dollars in thousands)
Provision for income taxes	$11,260	$9,355	$1,905	20%	$16,027	$18,062	$(2,035)	(11)%
Provision for income taxes increased by $1.9 million, or 20%, to $11.3 million for the three months ended June 30, 2026 from $9.4 million for the three months ended June 30, 2025. The increase was primarily due to a $16.5 million increase in pre-tax book income.
Provision for income taxes decreased by $2.0 million, or 11%, to $16.0 million for the six months ended June 30, 2026 from $18.1 million for the six months ended June 30, 2025. The decrease was primarily due to an increase in the research and development credit and an increase in the deduction related to foreign derived deduction eligible income (“FDDEI”).

Liquidity and Capital Resources
Our operations during the periods presented have been financed primarily through cash flow from operating activities. We believe our balances of cash and cash equivalents and marketable securities, which totaled $266.9 million and $19.4 million, respectively, as of June 30, 2026, along with forecasted cash expected to be generated by ongoing operations and $300.0 million in available borrowings and the option to increase the aggregate amount of our Credit Facility by up to an additional $150.0 million (see Note 7) will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Except for the recently announced semi-annual dividend and our continuing share repurchase program, our cash requirements have not changed materially since our Annual Report.
During the six months ended June 30, 2026, we paid dividends of $21.2 million to holders of Class A and Class B common stock. On July 21, 2026, we paid a dividend of $20.9 million to holders of Class A and Class B common stock.
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
Cash Flows

	Six Months Ended June 30,
	2026	2025
(in thousands)
Net cash flows provided by operating activities	$77,204	$97,323
Net cash flows provided by (used in) investing activities	(18,634)	15,520
Net cash flows used in financing activities	(47,794)	(47,549)

Operating Activities
The change in net cash flows from operating activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is due to a net decrease in operating assets and liabilities of $2.0 million in 2026 compared to a net increase of $38.9 million in 2025, offset by a net increase in non-cash operating expenses of $19.8 million in 2026 compared to a net increase of $10.0 million in 2025.
Investing Activities
The change in net cash flows from investing activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due primarily to proceeds from maturities of marketable securities received in 2025. This was partially offset by higher capitalized software development costs in 2026 compared to 2025.
Financing Activities
Net cash flows from financing activities for the six months ended June 30, 2026 compared to six months ended June 30, 2025 were comparable.
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
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There have been no material changes to the Company’s market risk during the three and six months ended June 30, 2026.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2025, filed on March 4, 2026, and in “Part II. Item 1A — Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2026, filed on May 6, 2026, both of which are hereby incorporated by reference. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including our previously filed Form 10-K and 10-Q, as referenced above.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding common stock repurchases made by Cricut during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
April 1, 2026 through April 30, 2026	899,009	$4.26	899,009	$25,260
May 1, 2026 through May 31, 2026	—	$—	—	$25,260
June 1, 2026 through June 30, 2026	843,285	$4.34	843,285	$21,600
Total	1,742,294	$4.30	1,742,294	$21,600
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

Date:	August 4, 2026	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2026	By:		/s/ Kimball Shill
			Name:	Kimball Shill
			Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2026	By:		/s/ Ryan Harmer
			Name:	Ryan Harmer
			Title:	SVP of Accounting, Corporate Controller
(Principal Accounting Officer)