Form 10-Q
period 2026-09-30
Cricut, Inc.
filed 2026-11-04
CIK 1828962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2026, the registrant had 55,276,866 shares of Class A Common Stock, and 153,019,397 shares of Class B Common Stock, outstanding.

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
•Petrus’ significant influence over us and our status as a “controlled company” under the rules of the Nasdaq Global Select Market (the “Exchange”);
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Cricut, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of September 30, 2026	As of December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$174,578	$256,216
Marketable securities	98,124	19,434
Accounts receivable, net	105,443	92,011
Inventories	146,905	102,664
Prepaid expenses and other current assets	37,432	29,266
Total current assets	562,482	499,591
Property and equipment, net	52,026	40,260
Operating lease right-of-use assets	9,018	10,880
Deferred tax assets	18,104	13,210
Other assets	8,943	16,865
Total assets	$650,573	$580,806
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$102,059	$71,553
Accrued expenses and other current liabilities	78,006	71,146
Deferred revenue, current portion	52,001	50,409
Operating lease liabilities, current portion	2,758	3,606
Dividends payable, current portion	—	24,361
Total current liabilities	234,824	221,075
Operating lease liabilities, net of current portion	6,681	8,018
Deferred revenue, net of current portion	2,733	2,872
Other non-current liabilities	6,953	5,280
Total liabilities	251,191	237,245
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, and no shares issued and outstanding as of September 30, 2026 and December 31, 2025.	—	—
Common stock, par value $0.001 per share, 1,250,000,000 shares authorized as of September 30, 2026, 208,212,099 shares issued and outstanding as of September 30, 2026; 1,250,000,000 shares authorized as of December 31, 2025, 211,336,284 shares issued and outstanding as of December 31, 2025.	208	211
Additional paid-in capital	325,522	339,224
Retained earnings	73,446	3,960
Accumulated other comprehensive income	206	166
Total stockholders’ equity	399,382	343,561
Total liabilities and stockholders’ equity	$650,573	$580,806

See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Platform	$85,878	$82,783	$255,655	$243,466
Products	102,744	87,654	248,723	261,717
Total revenue	188,622	170,437	504,378	505,183
Cost of revenue:
Platform	8,657	8,957	23,980	26,441
Products	71,087	67,384	162,414	184,759
Total cost of revenue	79,744	76,341	186,394	211,200
Gross profit	108,878	94,096	317,984	293,983
Operating expenses:
Research and development	17,082	16,865	50,543	49,284
Sales and marketing	41,211	37,467	115,534	110,029
General and administrative	16,697	17,113	47,715	52,573
Total operating expenses	74,990	71,445	213,792	211,886
Income from operations	33,888	22,651	104,192	82,097
Other income (expense):
Interest income	2,082	2,342	7,301	9,277
Interest expense	(81)	(183)	(241)	(343)
Other income	483	821	519	1,064
Total other income, net	2,484	2,980	7,579	9,998
Income before provision for income taxes	36,372	25,631	111,771	92,095
Provision for income taxes	8,530	5,119	24,557	23,181
Net income	$27,842	$20,512	$87,214	$68,914
Other comprehensive income (loss):
Change in net unrealized gains (losses) on marketable securities, net of tax	$138	$(453)	$117	$(268)
Change in foreign currency translation adjustment, net of tax	149	(14)	(77)	367
Comprehensive income	$28,129	$20,045	$87,254	$69,013
Earnings per share, basic	$0.13	$0.10	$0.42	$0.32
Earnings per share, diluted	$0.13	$0.10	$0.41	$0.32
Weighted-average common shares outstanding, basic	208,729,496	212,257,907	209,601,326	212,189,253
Weighted-average common shares outstanding, diluted	212,808,854	215,287,127	212,279,176	214,015,617
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	211,336,284	$211	$339,224	$3,960	$166	$343,561
Net income	—	—	—	20,318	—	20,318
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	1,326,380	1	(4,275)	—	—	(4,274)
Repurchase of common stock	(2,765,378)	(2)	(12,259)	—	—	(12,261)
Dividends and dividend equivalents issued	—	—	—	3,203	—	3,203
Stock-based compensation	—	—	7,003	—	—	7,003
Other comprehensive loss	—	—	—	—	(59)	(59)
Balance as of March 31, 2026	209,897,286	$210	$329,693	$27,481	$107	$357,491
Net income	—	—	—	39,054	—	39,054
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	1,214,368	1	(2,667)	—	—	(2,666)
Repurchase of common stock	(1,742,294)	(2)	(7,518)	—	—	(7,520)
Dividends declared	—	—	—	(24,310)	—	(24,310)
Stock-based compensation	—	—	6,330	—	—	6,330
Other comprehensive loss	—	—	—	—	(188)	(188)
Balance as of June 30, 2026	209,369,360	$209	$325,838	$42,225	$(81)	$368,191
Net income	—	—	—	27,842	—	27,842
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	137,621	—	(310)	—	—	(310)
Repurchase of common stock	(1,294,882)	(1)	(6,547)	—	—	(6,548)
Dividends and dividend equivalents issued	—	—	—	3,379	—	3,379
Stock-based compensation	—	—	6,541	—	—	6,541
Other comprehensive income	—	—	—	—	287	287
Balance as of September 30, 2026	208,212,099	$208	$325,522	$73,446	$206	$399,382

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	213,295,922	$213	$466,554	$—	$(6)	$466,761
Net income	—	—	—	23,914	—	23,914
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	606,114	1	(2,659)	—	—	(2,658)
Repurchase of common stock	(2,126,464)	(2)	(11,998)	—	—	(12,000)
Dividends and dividend equivalents issued	—	—	806	2,083	—	2,889
Stock-based compensation	—	—	11,051	—	—	11,051
Other comprehensive income	—	—	—	—	217	217
Balance as of March 31, 2025	211,775,572	$212	$463,754	$25,997	$211	$490,174
Net income	—	—	—	24,488	—	24,488
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	1,608,171	1	(6,841)	—	—	(6,840)
Repurchase of common stock	(917,342)	(1)	(4,740)	—	—	(4,741)
Dividends declared	—	—	(154,297)	(50,485)	—	(204,782)
Stock-based compensation	—	—	10,289	—	—	10,289
Other comprehensive income	—	—	—	—	349	349
Balance as of June 30, 2025	212,466,401	$212	$308,165	$—	$560	$308,937
Net income	—	—	—	20,512	—	20,512
Issuance of common stock upon vesting or exercise of stock-based awards, net of withholding tax	169,637	—	(384)	—	—	(384)
Repurchase of common stock	(441,245)	—	(2,353)	—	—	(2,353)
Dividends and dividend equivalents issued			24,187			24,187
Stock-based compensation	—	—	7,960	—	—	7,960
Other comprehensive loss	—	—	—	—	(467)	(467)
Balance as of September 30, 2025	212,194,793	$212	$337,575	$20,512	$93	$358,392
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$87,214	$68,914
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	18,202	18,136
Bad debt benefit	(390)	(1,975)
Stock-based compensation	18,175	27,522
Deferred income tax	(4,932)	(14,220)
Non-cash lease expense	2,493	2,652
Unrealized foreign currency (gain) loss	744	(727)
Provision for inventory obsolescence, net	(8,622)	(15,946)
Other	100	(740)
Changes in operating assets and liabilities:
Accounts receivable	(13,807)	16,009
Inventories	(28,554)	2,776
Prepaid expenses and other current assets	(7,991)	16,496
Other assets	1,160	(3,316)
Accounts payable	30,188	14,760
Accrued expenses, other current liabilities and other non-current liabilities	8,262	(12,908)
Operating lease liabilities	(2,816)	(3,075)
Deferred revenue	1,452	3,440
Net cash and cash equivalents provided by operating activities	100,878	117,798
Cash flows from investing activities:
Purchases of marketable securities	(97,859)	—
Proceeds from maturities of marketable securities	19,000	85,074
Purchases of property and equipment, including capitalized software development costs	(28,464)	(17,183)
Net cash and cash equivalents provided by (used in) investing activities	(107,323)	67,891
Cash flows from financing activities:
Repurchases of common stock	(25,712)	(19,094)
Employee tax withholding payments on stock-based awards	(7,282)	(9,315)
Cash dividend	(42,088)	(202,074)
Net cash and cash equivalents used in financing activities	(75,082)	(230,483)
Effect of exchange rate on changes in cash and cash equivalents	(111)	527
Net decrease in cash and cash equivalents	(81,638)	(44,267)
Cash and cash equivalents at beginning of period	256,216	232,140
Cash and cash equivalents at end of period	$174,578	$187,873
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$4,968	$15,209
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$627	$371
Property and equipment included in accounts payable, accrued expenses, and other current liabilities	$3,509	$2,611
Tax withholdings on stock-based awards included in accrued expenses and other current liabilities	$619	$1,019
Stock-based compensation capitalized for software development costs	$1,207	$1,264
Share repurchases included in accounts payable and accrued expenses	$617	$—
Dividends declared but unpaid	$—	$46
See accompanying notes to these unaudited condensed consolidated financial statements.

Cricut, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.Description of Business and Basis of Presentation
Nature of Business
Cricut, Inc. (“Cricut” or the “Company”) is a designer and marketer of a creativity platform that enables users to turn ideas into professional-looking handmade goods. Using the Company’s platform, versatile connected machines, and accessories and materials, users create everything from personalized birthday cards, stickers, mugs and T-shirts to large-scale interior decorations. The Company’s subscription services and products are marketed under the Cricut brand in the United States, as well as Europe and other countries around the world. Headquartered in South Jordan, Utah, the Company is an innovator in its industry, focused on bringing innovative technology (automation and consumerization of industrial tools) to the craft, DIY, and home décor categories. The Company’s condensed consolidated financial statements include the operations of its wholly owned subsidiaries, which are located throughout Europe and in the Asia-Pacific region.
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
The condensed consolidated financial statements include the accounts of Cricut and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of that date but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows and the changes in equity for the interim periods. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending December 31, 2026, or any other period.
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

Recently Issued Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development project stages. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Upon adoption, the guidance can be applied prospectively, retrospectively, or with a modified transition approach. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires entities to disaggregate operating expenses into specific categories such as employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the statement of operations. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.
2.Summary of Significant Accounting Policies
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. For revenue recognition, examples of estimates and judgments include: determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price of performance obligations, and estimating variable consideration such as customer rebates and product returns. Other estimates include the warranty reserve, allowance for credit losses, inventory reserve, long-lived assets valuation, legal contingencies, stock-based compensation, income taxes, deferred tax assets valuation and developed software, among others. These estimates and assumptions are based on the Company’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including any effects of the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from these estimates.
Fair Value Measurement
The Company measures at fair value certain of its financial and non-financial assets and liabilities by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.
Money market funds are highly liquid investments and are actively traded. The pricing information for these assets is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. Marketable securities which include U.S. Treasury securities are valued using observable inputs from similar assets, or from observable data in markets that are not active; these assets are classified as Level 2 of the fair value hierarchy. There were no liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.
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
As of September 30, 2026, December 31, 2025, and January 1, 2025, the Company had net accounts receivable balances of $105.4 million, $92.0 million and $102.0 million, respectively. As of September 30, 2026, and December 31, 2025, the Company had an allowance for credit losses against accounts receivable of $1.4 million and $1.7 million, respectively.
Changes in Laws and Regulations

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unauthorized. Following the ruling, U.S. Customs and Border Protection (“CBP”) established a phased refund process through its Consolidated Administration and Processing of Entries (“CAPE”) functionality. In April 2026, the Company submitted a refund request for eligible IEEPA tariff entries through the initial phase of the CAPE process. The Company evaluated recovery of IEEPA tariffs under gain contingency guidance and recognized a benefit during the second quarter of 2026 upon approval of its refund claims by CBP. Refunds, including interest, totaled $20.3 million, of which $18.8 million was recognized as a reduction of product cost of revenue, $0.8 million as a reduction of inventory, and $0.7 million as interest income as of and for the nine months ended September 30, 2026. As of September 30, 2026, the Company had received $20.3 million in cash and recorded a receivable of $0.0 million for the remaining approved refund amount.

3.Revenue and Deferred Revenue
Deferred revenue relates to performance obligations for which payments have been received from the customer prior to revenue recognition. Deferred revenue primarily consists of deferred subscription-based services. Deferred revenue also includes amounts allocated from the sale of a connected machine bundle to the unspecified upgrades and enhancements and the Company’s cloud-based services. Contract costs consist of amounts paid to obtain contracts with customers in connection with sales of subscriptions through third-party apps. Contract costs are amortized over the subscription term. As of September 30, 2026 and December 31, 2025 the Company had $1.0 million and $1.1 million recorded for capitalized contract costs, respectively.
The following table summarizes the changes in the deferred revenue balance for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
(in thousands)
Deferred revenue, beginning of period	$53,281	$48,253
Recognition of revenue included in beginning of period deferred revenue	(47,118)	(42,394)
Revenue deferred, net of revenue recognized on contracts in the respective period	48,571	45,834
Deferred revenue, end of period	$54,734	$51,693

As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was equal to the deferred revenue balance.
The Company expects the following recognition of deferred revenue as of September 30, 2026:

	Year Ended December 31,
	2026 (remainder of year)	2027	2028	2029	Total
(in thousands)
Revenue expected to be recognized	$29,453	$23,177	$1,700	$404	$54,734
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 15, Segment Information.
Revenue recognized during the three and nine months ended September 30, 2026 related to performance obligations satisfied or partially satisfied was $0.8 million and $6.1 million, respectively.
The following table presents the total revenue by geography based on the ship-to address for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)
North America*	$135,797	$129,911	$374,764	$393,305
International	52,825	40,526	129,614	111,878
Total revenue	$188,622	$170,437	$504,378	$505,183
*North America revenue consists of revenues from the United States and Canada.
4.Cash, Cash Equivalents, and Financial Instruments
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Adjusted Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$162,435	$—	$—	$162,435	$162,435	$—
Level 1:
Money market funds	12,143	—	—	12,143	12,143	—
Level 2:
U.S. treasury securities	97,940	372	(188)	98,124	—	98,124
Total	$272,518	$372	$(188)	$272,702	$174,578	$98,124

	As of December 31, 2025
	Adjusted Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
(in thousands)
Cash	$194,182	$—	$—	$194,182	$194,182	$—
Level 1:
Money market funds	62,034	—	—	62,034	62,034	—
Level 2:
U.S. treasury securities	19,405	29	—	19,434	—	19,434
Total	$275,621	$29	$—	$275,650	$256,216	$19,434
Marketable securities held as of September 30, 2026 generally mature over the next 24 months. As of September 30, 2026, the aggregate fair value of securities in an unrealized loss position was $18.9 million. As of December 31, 2025 all securities were in an unrealized gain position. The Company determined that an allowance for credit losses was unnecessary for the periods presented.
5.Inventories
Inventories are comprised of the following:

	As of September 30, 2026	As of December 31, 2025
(in thousands)
Raw materials	$17,215	$25,650
Finished goods	154,715	117,185
Total inventories	171,930	142,835
Less: reserves	(20,687)	(29,309)
Total inventories, net	$151,243	$113,526
Inventories current	$146,905	$102,664
Inventories non-current (included in Other assets)	$4,338	$10,862
The Company’s recorded inventory reserves as of September 30, 2026 consisted of $15.4 million related to finished goods inventory and $5.3 million related to raw materials components. Amounts charged to the reserve account are recorded primarily in cost of revenues.
6.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of September 30, 2026	As of December 31, 2025
(in thousands)
Customer rebates	$33,337	$37,627
Other	44,669	33,519
Total accrued expenses and other current liabilities	$78,006	$71,146
7.    Revolving Credit Facility
On August 4, 2022, the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A, Citigroup N.A., PNC Bank, N.A., KeyBank, N.A., and other parties. The Credit Agreement provides for a five-year revolving credit facility (the “Credit Facility”) of up to $300.0 million, maturing on August 4, 2027. In addition, during the term of the Credit Agreement, the Company may increase the aggregate amount of the Credit Facility by up to an additional $150.0 million, (for maximum aggregate lender commitments of up to

$450.0 million), subject to customary conditions under the Credit Agreement, including obtaining a consent from participating lenders (or another lender, if applicable) to such increase. The Credit Agreement may be used to issue letters of credit and for other business purposes, including working capital needs. The current unused fee rate is 0.175% on per annum basis.
As of September 30, 2026, and December 31, 2025 total unamortized debt issuance costs were $0.3 million and $0.5 million, respectively.
The Credit Agreement is collateralized by substantially all of the Company’s assets and contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for loans of this nature. In particular, the Credit Agreement will not permit the leverage ratio to be greater than 3.0 to 1.0, measured on the last day of any fiscal quarter. In addition, the Credit Agreement will not permit the interest coverage ratio to be less than 3.0 to 1.0, for any period of four consecutive quarters, measured on the last day of any fiscal quarter. Management has determined that the Company was in compliance with all financial and non-financial debt covenants as of September 30, 2026. As of September 30, 2026 and December 31, 2025, no amounts were outstanding under the Credit Agreement and available borrowings were $300.0 million.
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
8.Income Taxes
The Company computes interim period income taxes by applying an estimated annual effective tax rate to its year-to-date income from operations before income taxes, except for significant unusual or infrequently occurring items. The estimated effective tax rate is adjusted each quarter.

The estimated effective tax rate was 23.5% and 22.0% for the three and nine months ended September 30, 2026, respectively, and 20.0% and 25.2% for the three and nine months ended September 30, 2025, respectively. The Company’s provision for income taxes was $8.5 million and $24.6 million for the three and nine months ended September 30, 2026, respectively, and $5.1 million and $23.2 million for the three and nine months ended September 30, 2025, respectively. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the three and nine months ended September 30, 2026, primarily due to an increase in stock-based compensation difference attributable to the decrease in stock price upon vesting versus the stock price at the grant date.
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
9.Capital Structure
As of September 30, 2026, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001 per share, and 1,250,000,000 shares of common stock, par value $0.001 per share, which was divided between two series: Class A common stock and Class B common stock. As of September 30, 2026, the Company had 1,000,000,000 shares of Class A common stock and 250,000,000 shares of Class B common stock authorized and 55,185,312 shares of Class A common stock and 153,026,787 shares of Class B common stock issued and outstanding. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to five votes per share and is convertible at any time into one share of Class A common stock. During the nine months ended September 30, 2026 and 2025, 2,911,621 and 2,360,303 shares of Class B common stock were converted to Class A common stock, respectively.

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
During the nine months ended September 30, 2026, the Company repurchased and retired 5,802,554 shares of its Class A common stock for $26.2 million.
Dividends
On May 1, 2026, the Company declared a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on July 21, 2026 to shareholders of record as of July 7, 2026. As part of the dividends, and pursuant to the underlying award agreements, holders of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) received a dividend equivalent of $0.10 per unit in the form of additional RSUs or PRSUs subject to the same vesting conditions as the original awards. The aggregate dividend of $24.3 million was to be satisfied in cash of $20.9 million payable to holders of Class A and Class B common stock with the remaining $3.4 million satisfied on the payment date in the form of dividend equivalents to RSU or PRSU holders prior to any subsequent forfeitures.
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
During the three and nine months ended September 30, 2026, an aggregate of $20.9 million and $42.1 million, respectively, was paid in cash, and $3.4 million and $6.6 million, respectively, was satisfied in the form of dividend equivalents to RSU or PRSU holders. During the three and nine months ended September 30, 2025, $180.6 million and $202.1 million, respectively, was paid in cash and $23.4 million and $26.3 million, respectively, was satisfied in the form of dividend equivalents to RSU or PRSU holders.

10.Stock-Based Compensation
Stock-Based Compensation Cost
The following table shows the stock-based compensation cost by award type for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)
Equity classified awards
Restricted stock units	$6,501	$7,902	$19,774	$28,921
ESPP awards	40	—	84	—
Class B common stock	—	58	16	379
Liability-classified awards	41	14	49	25
Total stock-based compensation	$6,582	$7,974	$19,923	$29,325
The following table sets forth the total stock-based compensation cost included in the Company’s condensed consolidated statements of operations and comprehensive income or capitalized to assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)
Cost of revenue
Platform	$165	$246	$561	$786
Products	24	11	64	26
Total cost of revenue	189	257	625	812
Research and development	2,316	2,636	7,185	9,432
Sales and marketing	1,885	2,149	5,650	8,000
General and administrative	1,590	2,342	4,715	9,278
Total stock-based compensation expense	$5,980	$7,384	$18,175	$27,522
Capitalized for software development costs	417	416	1,207	1,264
Capitalized to inventories	185	174	541	539
Total stock-based compensation	$6,582	$7,974	$19,923	$29,325
As of September 30, 2026, there was $47.5 million of unrecognized stock-based compensation cost related to service-based awards, which is expected to be recognized over a weighted-average period of 2.7 years. The total unrecognized compensation expense related to unvested PRSUs that are not probable of vesting was $187.9 million as of September 30, 2026.
2021 Equity Incentive Plan
In March 2021, the Company’s 2021 Equity Incentive Plan became effective. The 2021 Equity Incentive Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. Outstanding restricted stock units and performance units are entitled to dividend equivalents in the form of additional unvested restricted stock units or unvested performance units equal in value to the amount of any declared dividend based on the closing price of the Company’s Class A stock on the dividend payment date. Dividend equivalents are forfeited if the underlying award does not vest. As of September 30, 2026, 55,807,150 shares of Class A common stock were reserved for issuance under this plan including shares reserved for previously granted awards discussed below as well as shares reserved for issuance of future awards under the plan.

A summary of the Company’s service-based RSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2025	13,045,511	$7.13
Granted	5,114,178	$4.28
Dividend equivalent grants	495,526	$—
Vested	(4,438,996)	$8.03
Forfeited / cancelled	(867,755)	$7.27
Outstanding at September 30, 2026	13,348,464	$5.46
The Company has granted PRSUs under the 2021 Equity Incentive Plan to certain employees of the Company that represent shares potentially issuable in the future. In July 2024, the Company granted PRSUs by which the first tranche of 30% and the second tranche of 70% will vest upon the Company achieving certain adjusted operating income targets during any four consecutive quarters of the respective performance periods, subject to employees remaining with the Company through the vesting date. The performance periods for the first and second tranches are 4 and 5 years, respectively. Adjusted operating income means GAAP operating income adjusted to exclude stock-based compensation expense and payroll expense specifically related to these PRSU awards.
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
A summary of the Company’s PRSU activity under the 2021 Equity Incentive Plan is as follows:

	Number of PRSUs (a)	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2025	18,985,312	$13.13
Granted	1,541,794	$4.23
Dividend equivalent grants	868,038	$—
Forfeited / cancelled	(691,737)	$8.64
Outstanding at September 30, 2026	20,703,407	$12.62
a.Represents the maximum number of PRSUs assuming all performance targets are achieved.
The expense recognized each period for the PRSUs is primarily dependent upon the Company’s estimate of the probability of achieving the performance targets during the performance period. At September 30, 2026, the Company determined it was not probable any performance conditions would be achieved so no stock-based compensation was recorded for these PRSUs during the nine months ended September 30, 2026.
Options under the 2021 Equity Incentive Plan have a contractual term of 10 years. The exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of the shares on the date of grant.

A summary of the Company’s stock option activity under the 2021 Equity Incentive Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2025	2,700,911	$17.50	1.1	$—
Forfeited / cancelled	(2,228,006)	$17.50
Outstanding and expected to vest at September 30, 2026	472,905	$17.50	4.5	$—
Vested and exercisable at September 30, 2026	472,905	$17.50	4.5	$—
During the nine months ended September 30, 2026 and 2025, no options were granted.
Certain employees received restricted stock unit equivalents (“RSU equivalents”) which upon vesting are settled for a cash payment equal to the difference between the Company’s stock price on the vesting date less the base price specified at the time of the grant. Due to the cash settlement feature, these awards are liability classified awards and require initial and subsequent measurement at fair value. As of September 30, 2026 and December 31, 2025, the total recognized liability for the unvested awards was not material and the number of awards was not material.
Class B Common Stock
The Company’s Class B common stock resulted from the corporate reorganization in March 2021 and is not part of the 2021 Equity Incentive Plan. The remaining 6,153 Class B common stock vested during the nine months ended September 30, 2026.
2021 Employee Stock Purchase Plan
In March 2021, the Company’s 2021 Employee Stock Purchase Plan (“ESPP”) became effective. Subject to any limitations contained therein, the ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of September 30, 2026, 10,602,602 shares of our Class A common stock were available for issuance under the ESPP. No offering period may have a duration exceeding 27 months. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the enrollment date price (first day of the offering period) and the exercise date price (last day of the offering period).
The Company has authorized offering periods under the ESPP, the most recent of which commenced on April 1, 2026. During the nine months ended September 30, 2026, no shares were issued under the ESPP and stock-based compensation expense related to the ESPP was not material. Payroll contributions accruing beginning April 1, 2026 will be used to issue shares after the offering period ending on September 30, 2026.
11.Commitments and Contingencies
Litigation
The Company is subject to certain outside claims and litigation, as well as regulatory disputes, audits, government inquiries and other proceedings, arising in the ordinary course of business. Management is not aware of any contingencies which it believes will have a material effect on its financial position, results of operations or liquidity.

During the nine months ended September 30, 2026, the Company settled an outstanding legal claim related to a royalties dispute, which resulted in the release of $6.4 million of previously accrued liabilities and reductions to Platform and Products Cost of revenue of $3.2 million.

12.Leases
The Company leases office space with lease terms ranging from one to six years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease.
The Company has determined its leases should be classified as operating leases. Variable lease costs are comprised primarily of the Company’s proportionate share of operating expenses, property taxes, and insurance and are classified as lease cost due to the Company’s election to not separate lease and non-lease components. The Company incurred operating lease costs of $1.0 million and $2.9 million for the three and nine months ended September 30, 2026, respectively, and $1.0 million and $3.1 million, respectively, for the three and nine months ended September 30, 2025. The Company also incurred variable lease costs of $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2025.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.1 million and $3.2 million for the three and nine months ended September 30, 2026, respectively, and $1.1 million and $3.5 million for the three and nine months ended September 30, 2025, respectively. These amounts were included in net cash provided by operating activities in the Company’s condensed consolidated statements of cash flows.
As of September 30, 2026, the maturities of the Company’s operating lease liabilities were as follows:

Operating Leases
Year Ended December 31,	(in thousands)
2026 (remainder of the year)	$1,077
2027	3,168
2028	4,170
2029	1,722
Total lease payments	10,137
Less: imputed interest	(698)
Present value of operating lease liabilities	$9,439
Operating lease liabilities, current	$2,758
Operating lease liabilities, non-current	$6,681
The weighted average remaining operating lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	As of September 30, 2026	As of December 31, 2025
Weighted-average remaining lease term of operating leases	2.6 years	3.3 years
Weighted-average discount rate of operating leases	5.3%	5.4%
13.Employee Benefit Plan
The Company sponsors a 401(k) plan for the benefit of its employees who have attained at least 18 years of age. The Company matches 50% of the first 12% of an employee’s salary contributed to the plan on the first day of the month following their hire date. The Company contributed $0.7 million and $0.7 million for the three months ended September 30, 2026 and 2025, respectively, and $2.4 million and $2.2 million for the nine months ended September 30, 2026 and 2025, respectively.

14.Net Income Per Share
The computation of net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands, except share and per share amounts)
Basic earnings per share:
Net income	$27,842	$20,512	$87,214	$68,914
Shares used in computation:
Basic weighted-average common shares outstanding	208,729,496	212,257,907	209,601,326	212,189,253
Basic earnings per share	$0.13	$0.10	$0.42	$0.32

Diluted earnings per share:
Net income	$27,842	$20,512	$87,214	$68,914
Shares used in computation:
Weighted-average common shares outstanding, basic	208,729,496	212,257,907	209,601,326	212,189,253
Weighted-average effect of potentially dilutive securities:
Unvested common stock subject to forfeiture	—	3,880	879	12,387
Restricted stock units	3,995,494	3,025,340	2,620,754	1,813,977
Employee stock purchase plan	83,864	—	56,217	—
Diluted weighted-average common shares outstanding	212,808,854	215,287,127	212,279,176	214,015,617
Diluted earnings per share	$0.13	$0.10	$0.41	$0.32
The following potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Employee stock options	472,905	2,905,923	472,905	2,905,923
Restricted stock units	143,181	1,197,525	366,104	3,183,119
Unvested Class B common stock subject to forfeiture	—	6,153	—	16,408
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
The Platform segment derives revenue primarily from monthly and annual subscription fees, purchases of digital content, and a minimal amount of the revenue allocated to unspecified future upgrades and enhancements related to the essential software and access to the Company’s cloud-based services. For the nine months ended September 30, 2026, upfront digital content revenue comprised 2% of Platform revenue. The remaining Platform revenue includes subscription revenue recognized ratably and revenue related to unspecified future upgrades and enhancements to the essential software and access to the Company’s cloud-based services, both of which are recognized over the applicable service period.
The Products segment derives revenue primarily from the sale of its connected machine hardware, and sale of craft, DIY, home décor products and extensions. There are no internal revenue transactions between the Company’s segments.
The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of September 30, 2026, long-lived assets located outside the United States, primarily located in Malaysia and China, were $10.4 million.
Key financial performance measures of the segments including revenue, cost of revenue and gross profit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)
Platform:
Revenue	$85,878	$82,783	$255,655	$243,466
Cost of revenue	8,657	8,957	23,980	26,441
Gross profit	$77,221	$73,826	$231,675	$217,025

Products:
Revenue	$102,744	$87,654	$248,723	$261,717
Cost of revenue	71,087	67,384	162,414	184,759
Gross profit	$31,657	$20,270	$86,309	$76,958

Consolidated:
Revenue	$188,622	$170,437	$504,378	$505,183
Cost of revenue	79,744	76,341	186,394	211,200
Gross profit	$108,878	$94,096	$317,984	$293,983
A reconciliation of our total segment and consolidated gross profit to our income before provision for income taxes is presented in our condensed consolidated statements of operations and comprehensive income.
16.    Subsequent Events

On October 30, 2026, the Board of Directors approved a special dividend of $0.70 per share and a recurring semi-annual dividend of $0.10 per share on its Class A and Class B common stock, payable on January 21, 2027 to shareholders of record as of January 7, 2027. In addition, the Board of Directors also approved replenishing the Company’s stock repurchase program up to an aggregate of $50 million of the Company’s Class A common stock.

On October 22, 2026, the Company entered into a new credit agreement (the “New Credit Agreement”) with BMO Bank N.A., as administrative agent, and the lenders party thereto. The lenders include Bank of Montreal, PNC Bank, National Association, KeyBank, National Association, Citibank, N.A., and Zions Bancorporation, N.A., dba Zions First National Bank. The New Credit Agreement replaced the Credit Agreement, dated August 4, 2022. At the time of termination, there were no borrowings outstanding under the Credit Agreement.

The New Credit Agreement provides for a five-year, senior secured, multicurrency revolving credit facility of up to $300.0 million, maturing on October 22, 2031, which may be used for working capital and other general corporate purposes. Subject to customary conditions, the Company may increase the revolving commitments or obtain incremental term loans in a minimum amount of $25.0 million, provided that the aggregate amount of such incremental facilities may not exceed the greater of $225.0 million and 1.5 times consolidated EBITDA as of the most recently ended fiscal quarter.

Borrowings under the New Credit Agreement generally bear interest at applicable benchmark rates plus a margin ranging from 1.125% to 2.000% per annum, or an alternate base rate plus an applicable margin ranging from 0.125% to 1.000%, in each case based on the Company’s net leverage ratio. The Company is also required to pay a commitment fee on unused revolving commitments ranging from 0.125% to 0.225% per annum, based on its net leverage ratio.

The obligations under the New Credit Agreement are guaranteed by the Company’s loan-party subsidiaries and secured by substantially all assets of the Company and its loan-party subsidiaries, subject to customary exceptions. The New Credit Agreement also contains affirmative and negative covenants, representations and warranties, events of default, and other terms customary for credit facilities of this nature. The Company is required to maintain a net leverage ratio of no greater than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0, in each case as measured at the end of each fiscal quarter. The maximum net leverage ratio may increase to 3.5 to 1.0 for four consecutive fiscal quarters following certain permitted acquisitions for which the aggregate consideration exceeds $75.0 million.
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
Overview of Our Business and History
At Cricut, our mission is to help people lead creative lives. We have designed and built a creativity platform that enables our engaged and loyal community of approximately 6.0 million Active Users (as defined below) to turn ideas into professional-looking handmade goods. With our highly versatile Design Space Platform and our products, our users create everything from personalized birthday cards, stickers, mugs and T-shirts, to large-scale interior decorations. Our users’ journeys typically begin with the purchase of a connected machine bundle. We currently sell a portfolio of connected machines that cut, write, score, print and create other decorative effects using a wide variety of materials including paper, adhesive vinyl, iron-on vinyl, pens, and more. Our connected machines are designed in a variety of sizes for a wide range of uses. They are available at multiple price points and in various bundle configurations.
Our platform integrates our design apps and connected machines, allowing our users to create and share seamlessly. Our software is cloud-based, meaning that users can access and work on their projects anywhere, at any time, across desktops or mobile devices. We enable our users to be inspired, to create and share projects with the Cricut community and to follow others doing the same. On our platform, users can find inspiration, purchase or upload content like fonts and images, use customizable user templates, design a project from scratch or find a vast array of ready-to-make projects. In addition, our AI functionality within our app enables users to generate unique, cut-ready images from text or image prompts for personalized crafting projects like stickers, decals, and more. Users can leverage the full power of our platform by using our connected machines together with our free design apps, in-app purchases and subscription offerings to design and complete projects. All users can access a select number of free images, fonts and projects from our design apps or upload their own. In addition, we offer a wider selection of images, fonts and projects for purchase à la carte, including licensed content from partners with well-known brands and characters, like major motion picture studios. We also have two subscription offerings:

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
As of September 30, 2026, we had approximately 3.1 million Paid Subscribers (as defined below) to Cricut Access Standard and Cricut Access Premium.
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
The current global macroeconomic environment, including regulation, tariffs that have materially increased, and may continue to increase even after tariffs imposed under IEEPA were rescinded, our costs and the potential for further trade barriers, or additional retaliatory changes by U.S. trading partners may impact our business and international expansion. We are experiencing supply-chain cost pressure related to the Middle East conflict, primarily through higher fuel and petrochemical-related input costs. While we continue to evaluate actions to mitigate these pressures, the current environment requires a thoughtful and measured approach given the price sensitivity of the consumer.
On February 20, 2026, the U.S. Supreme Court ruled that IEEPA tariffs were unauthorized. Following the ruling, CBP established a phased refund process through its CAPE functionality. In April 2026, we submitted a refund request for eligible IEEPA tariff entries through the initial phase of the CAPE process. During the second quarter of 2026, CBP approved refunds, including interest, totaling $20.3 million. As of September 30, 2026, $18.8 million was recognized as a reduction of product cost of revenue, $0.8 million was recorded as a reduction of inventory, and $0.7 million was recognized as interest income. As of September 30, 2026, we had received $20.3 million in cash and recorded a receivable of $0.0 million for the remaining approved refund amount.
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

	As of September 30,
	2026	2025
Active Users (in thousands)	5,989	5,883
90-Day Engaged Users (in thousands)	3,466	3,451
Paid Subscribers (in thousands)	3,072	3,004

	Twelve Months Ended September 30,
	2026	2025
Platform ARPU	$56.70	$54.88
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
Components of our Results of Operations
We operate and manage our business in two reportable segments: Platform and Products. We identify our reportable segments based on the information used by management to monitor performance and make operating decisions. See Note 15 to our unaudited condensed consolidated financial statements included elsewhere in this filing for additional information regarding our reportable segments.

Revenue
Platform
We generate Platform revenue primarily from sales of subscriptions to Cricut Access Standard and Cricut Access Premium, digital content, and a minimal amount of revenue allocated to the unspecified future upgrades and enhancements related to the essential software and access to our cloud-based services. For a monthly or annual subscription fee, Cricut Access Standard includes a subscription to fonts, images, templates, projects, and AI credits as well as other member benefits, including exclusive software features and functionality, discounts, and priority Cricut Member Care. Cricut Access Premium includes all the benefits of Cricut Access Standard as well as additional discounts and AI credits. Digital content includes à la carte digital content purchases, including fonts, images, templates, and projects. Platform revenue is recognized on a ratable basis over time, during the term for subscriptions, and at the point in time when control is transferred for à la carte digital content.
Products
We generate Products revenue from sales of connected machine bundles and ancillary products, net of sales discounts, rebates and returns. Our connected machines portfolio consists of machines in five product families: Cricut Maker, which includes Maker, Maker 3, Maker 4, and Maker 5; Cricut Explore, which includes Explore Air 2, Explore 3, Explore 4, and Explore 5; Cricut Joy, which includes Joy, Joy Xtra, and Joy 2; Cricut Venture, and Cricut StickerPix, which includes Cricut StickerPix Print and StickerPix Print + Cut. Our ancillary products include Cricut EasyPress, Cricut MugPress, Cricut AutoPress 2, hand tools, machine replacement tools and blades, and project materials such as adhesive vinyl and iron-on vinyl. Products revenue is recognized at the point in time when control is transferred, which is either upon shipment or delivery to the customer in accordance with the terms of each customer contract.
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
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and marketing of our products, third-party payment processing fees, personnel-related expenses, including salaries and bonuses, benefits and stock-based compensation expense, as well as customer rebates, professional services, promotional items, and allocated overhead costs. We expect our sales and marketing expenses as a percentage of revenue to fluctuate in the near term.
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
The following table is presented in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)
Revenue:
Platform	$85,878	$82,783	$255,655	$243,466
Products	102,744	87,654	248,723	261,717
Total revenue	188,622	170,437	504,378	505,183
Cost of revenue:
Platform(1)	8,657	8,957	23,980	26,441
Products(1)	71,087	67,384	162,414	184,759
Total cost of revenue	79,744	76,341	186,394	211,200
Gross profit	108,878	94,096	317,984	293,983
Operating expenses:
Research and development(1)	17,082	16,865	50,543	49,284
Sales and marketing(1)	41,211	37,467	115,534	110,029
General and administrative(1)	16,697	17,113	47,715	52,573
Total operating expenses	74,990	71,445	213,792	211,886
Income from operations	33,888	22,651	104,192	82,097
Other income, net	2,484	2,980	7,579	9,998
Income before provision for income taxes	36,372	25,631	111,771	92,095
Provision for income taxes	8,530	5,119	24,557	23,181
Net income	$27,842	$20,512	$87,214	$68,914

(1)    Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)
Cost of revenue
Platform	$165	$246	$561	$786
Products	24	11	64	26
Total cost of revenue	189	257	625	812
Research and development	2,316	2,636	7,185	9,432
Sales and marketing	1,885	2,149	5,650	8,000
General and administrative	1,590	2,342	4,715	9,278
Total stock-based compensation expense	$5,980	$7,384	$18,175	$27,522

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
(dollars in thousands)
Revenue:
Platform	$85,878	$82,783	$3,095	4%	$255,655	$243,466	$12,189	5%
Products	102,744	87,654	15,090	17%	248,723	261,717	(12,994)	(5)%
Total revenue	$188,622	$170,437	$18,185	11%	$504,378	$505,183	$(805)	—%

Three Months Ended September 30, 2026 and 2025
Platform revenue increased by $3.1 million, or 4%, to $85.9 million for the three months ended September 30, 2026, from $82.8 million for the three months ended September 30, 2025. The increase was driven by an increase in Paid Subscribers from 3.0 million as of September 30, 2025 to nearly 3.1 million as of September 30, 2026.
Products revenue increased by $15.1 million, or 17%, to $102.7 million for the three months ended September 30, 2026, from $87.7 million for the three months ended September 30, 2025. The increase was primarily driven by higher sales volume from Connected Machines, supported by new product launches.

Nine Months Ended September 30, 2026 and 2025
Platform revenue increased by $12.2 million, or 5%, to $255.7 million for the nine months ended September 30, 2026, from $243.5 million for the nine months ended September 30, 2025. The increase was driven by an increase in Paid Subscribers from 3.0 million as of September 30, 2025 to nearly 3.1 million as of September 30, 2026.
Products revenue decreased by $13.0 million, or 5%, to $248.7 million for the nine months ended September 30, 2026, from $261.7 million for the nine months ended September 30, 2025. The decrease was primarily driven by lower average selling prices from increased promotional activity compared to the prior year.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
(dollars in thousands)
Cost of Revenue:
Platform	$8,657	$8,957	$(300)	(3)%	$23,980	$26,441	$(2,461)	(9)%
Products	71,087	67,384	3,703	5%	162,414	184,759	(22,345)	(12)%
Total cost of revenue	$79,744	$76,341	$3,403	4%	$186,394	$211,200	$(24,806)	(12)%
Gross Profit:
Platform	77,221	73,826	3,395	5%	231,675	217,025	14,650	7%
Products	31,657	20,270	11,387	56%	86,309	76,958	9,351	12%
Total gross profit	$108,878	$94,096	$14,782	16%	$317,984	$293,983	$24,001	8%
Gross Margin
Platform	90%	89%			91%	89%
Products	31%	23%			35%	29%
Three Months Ended September 30, 2026 and 2025
Platform cost of revenue decreased by $0.3 million, or 3%, to $8.7 million for the three months ended September 30, 2026, from $9.0 million for the three months ended September 30, 2025. The decrease was primarily driven by lower software development costs due to higher capitalization associated with the launch of new machines in 2026.
Gross margin for Platform was 90% for the three months ended September 30, 2026, and 89% for the three months ended September 30, 2025. The increase was primarily driven by lower software development costs due to higher capitalization.
Products cost of revenue increased by $3.7 million, or 5%, to $71.1 million for the three months ended September 30, 2026, from $67.4 million for the three months ended September 30, 2025. The increase was primarily driven by higher Products sales volume.
Gross margin for Products was 31% for the three months ended September 30, 2026 and 23% for the three months ended September 30, 2025. The increase was primarily driven by lower inventory procurement costs and a reduction in net inventory impairment charges.

Nine Months Ended September 30, 2026 and 2025
Platform cost of revenue decreased by $2.5 million, or 9%, to $24.0 million for the nine months ended September 30, 2026, from $26.4 million for the nine months ended September 30, 2025. The decrease was primarily driven by a favorable legal outcome.
Gross margin for Platform was 91% for the nine months ended September 30, 2026, and 89% for the nine months ended September 30, 2025. The increase was primarily driven by a favorable legal outcome.
Products cost of revenue decreased by $22.3 million, or 12%, to $162.4 million for the nine months ended September 30, 2026, from $184.8 million for the nine months ended September 30, 2025. The decrease was primarily driven by IEEPA tariff refunds.
Gross margin for Products was 35% for the nine months ended September 30, 2026 and 29% for the nine months ended September 30, 2025. The increase was primarily driven by IEEPA tariff refunds and lower inventory procurement costs, partially offset by an increase in net inventory impairment charges.

Operating Expenses
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
(dollars in thousands)
Research and development	$17,082	$16,865	$217	1%	$50,543	$49,284	$1,259	3%
As a percentage of total revenue	9%	10%			10%	10%
Research and development expenses increased by $0.2 million, or 1%, to $17.1 million for the three months ended September 30, 2026 from $16.9 million for the three months ended September 30, 2025. The increase was primarily due to a $0.6 million increase in personnel related expenses. This was partially offset by a $0.3 million decrease in professional services.

Research and development expenses increased by $1.3 million, or 3%, to $50.5 million for the nine months ended September 30, 2026 from $49.3 million for the nine months ended September 30, 2025. The increase was primarily due to a $1.5 million increase in personnel related expenses and a $0.7 million increase in product development expense. This was partially offset by a $0.6 million decrease in professional services.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
(dollars in thousands)
Sales and marketing	$41,211	$37,467	$3,744	10%	$115,534	$110,029	$5,505	5%
As a percentage of total revenue	22%	22%			23%	22%
Sales and marketing expenses increased by $3.7 million, or 10%, to $41.2 million for the three months ended September 30, 2026 from $37.5 million for the three months ended September 30, 2025. The increase was primarily driven by a $3.8 million increase in advertising and other marketing costs.
Sales and marketing expenses increased by $5.5 million, or 5%, to $115.5 million for the nine months ended September 30, 2026 from $110.0 million for the nine months ended September 30, 2025. The increase was primarily driven by a $6.0 million increase in advertising and other marketing costs and a $1.0 million increase in software subscriptions. This was partially offset by a $1.3 million decrease in payment processing fees.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
(dollars in thousands)
General and administrative	$16,697	$17,113	$(416)	(2)%	$47,715	$52,573	$(4,858)	(9)%
As a percentage of total revenue	9%	10%			9%	10%
General and administrative expenses decreased by $0.4 million, or 2%, to $16.7 million for the three months ended September 30, 2026 from $17.1 million for the three months ended September 30, 2025. The decrease was primarily driven by a $0.6 million decrease in professional services expense. This was partially offset by a $0.2 million increase in foreign currency translation.

General and administrative expenses decreased by $4.9 million, or 9%, to $47.7 million for the nine months ended September 30, 2026 from $52.6 million for the nine months ended September 30, 2025. The decrease was primarily driven by a $4.5 million decrease in professional services expense and a $3.1 million decrease in personnel related expenses. This was partially offset by an increase of $1.6 million driven by a reversal of bad debt expense in 2025 and a $1.2 million increase in foreign currency translation.
Other Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
(dollars in thousands)
Other income, net	$2,484	$2,980	$(496)	(17)%	$7,579	$9,998	$(2,419)	(24)%
Other income, net decreased by $0.5 million or 17% to $2.5 million for the three months ended September 30, 2026 from $3.0 million for the three months ended September 30, 2025. The decrease was primarily driven by a decrease in interest income.
Other income, net decreased by $2.4 million or 24% to $7.6 million for the nine months ended September 30, 2026 from $10.0 million for the nine months ended September 30, 2025. The decrease was primarily driven by a decrease in interest income.
Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
(dollars in thousands)
Provision for income taxes	$8,530	$5,119	$3,411	67%	$24,557	$23,181	$1,376	6%
Provision for income taxes increased by $3.4 million, or 67%, to $8.5 million for the three months ended September 30, 2026 from $5.1 million for the three months ended September 30, 2025. The increase was primarily due to a $10.7 million increase in pre-tax book income and an increase in stock-based compensation difference attributable to the decrease in stock price upon vesting versus the stock price at the grant date.
Provision for income taxes increased by $1.4 million, or 6%, to $24.6 million for the nine months ended September 30, 2026 from $23.2 million for the nine months ended September 30, 2025. The increase was primarily due to a $19.7 million increase in pre-tax book income.

Liquidity and Capital Resources
Our operations during the periods presented have been financed primarily through cash flow from operating activities. We believe our balances of cash and cash equivalents and marketable securities, which totaled $174.6 million and $98.1 million, respectively, as of September 30, 2026, along with forecasted cash expected to be generated by ongoing operations and $300.0 million in available borrowings and the option to increase the aggregate amount of our New Credit Agreement by up to an additional amount not to exceed the greater of $225.0 million and 1.5 times consolidated EBITDA (see Note 16) will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Except for the semi-annual dividends and our continuing share repurchase program, our cash requirements have not changed materially since our Annual Report.

During the nine months ended September 30, 2026, we paid cash dividends of $42.1 million to holders of Class A and Class B common stock. On October 30, 2026, our Board of Directors approved a special dividend of

$0.70 per share and a recurring semi-annual dividend of $0.10 per share on our Class A and Class B common stock, payable on January 21, 2027 to shareholders of record as of January 7, 2027.
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
Cash Flows

	Nine Months Ended September 30,
	2026	2025
(in thousands)
Net cash flows provided by operating activities	$100,878	$117,798
Net cash flows provided by (used in) investing activities	(107,323)	67,891
Net cash flows used in financing activities	(75,082)	(230,483)
Operating Activities
The change in net cash flows from operating activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is due to a net decrease in operating assets and liabilities of $12.1 million in 2026 compared to a net increase of $34.2 million in 2025, partially offset by higher net income and non-cash items in net income in 2026 compared to 2025.
Investing Activities
The change in net cash flows from investing activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is due to purchases of marketable securities in 2026, lower proceeds from maturities of marketable securities received in 2026 as compared to 2025, and higher purchases of property and equipment, including capitalized software development costs in 2026 compared to 2025.
Financing Activities
The change in net cash flows from financing activities for the nine months ended September 30, 2026 compared to nine months ended September 30, 2025 is due to lower cash dividends and employee tax withholding payments on stock-based awards in 2026 as compared to 2025, partially offset by higher repurchases of common stock in 2026 as compared to 2025.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There have been no material changes to the Company’s market risk during the three and nine months ended September 30, 2026.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding common stock repurchases made by Cricut during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
July 1, 2026 through July 31, 2026	709,856	$4.48	709,856	$18,418
August 1, 2026 through August 31, 2026	—	$—	—	$18,418
September 1, 2026 through September 30, 2026	585,026	$5.71	585,026	$15,078
Total	1,294,882	$5.04	1,294,882	$15,078
(1) On May 2, 2025, the Board of Directors approved a replenishing of the share repurchase program authorizing the Company to purchase up to an aggregate of $50 million of our outstanding Class A common stock depending on our continuing analysis of market, financial, and other factors. On October 30, 2026, the Board of Directors approved an additional replenishing of the share repurchase program authorizing the Company to purchase up to an aggregate of $50 million of our outstanding Class A common stock depending on our continuing analysis of market, financial, and other factors. The common stock repurchase program may be suspended or discontinued at any time and does not have a predetermined expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following director and officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:
On August 11, 2026, Ashish Arora, our Chief Executive Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement (the “August 2026 Trading Arrangement”) providing for the sale from time to time of an aggregate of up to 5,736,257 shares of our Class A common stock, which will be reduced by approximately 631,895 shares of Class A common stock to be withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. Accordingly, up to an aggregate of 5,104,362 shares of Class A common stock may be sold from time to time pursuant to the August 2026 Trading Arrangement. The August 2026 Trading Arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The August 2026 Trading Arrangement goes into effect, with respect to any potential trading activity, following the expiration of Mr. Arora’s current 10b5-1 trading arrangement by its terms, which was entered into on August 20, 2025 (the “August 2025 Trading Arrangement”). The August 2026 Trading Arrangement does not modify or terminate the August 2025 Trading Arrangement in any respect and the timing of any trading activity under the two plans does not overlap. The duration of the August 2026 Trading Arrangement is until November 22, 2027, or earlier if all transactions under the trading arrangement are completed.
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
EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.1	Credit Agreement, dated as of October 22, 2026, by and among Cricut, Inc., the other loan parties party thereto, the lenders party thereto and BMO Bank, N.A., as administrative agent.		8-K	001-40257	10.1	October 27, 2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments	X
† The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 3, 2026	By:		/s/ Ashish Arora
			Name:	Ashish Arora
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2026	By:		/s/ Kimball Shill
			Name:	Kimball Shill
			Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	November 3, 2026	By:		/s/ Ryan Harmer
			Name:	Ryan Harmer
			Title:	SVP of Accounting, Corporate Controller
(Principal Accounting Officer)